Form 10-K
period 2010-12-31
SI Financial Group, Inc.
filed 2011-03-28
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______  to _______

Commission File Number:  0-54241
_______________________

SI FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
_______________________

Maryland	80-0643149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 Main Street, Willimantic, Connecticut	06226
(Address of principal executive offices)	(Zip Code)

(860) 423-4581
(Registrant’s telephone number, including area code)

_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
_______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐ Accelerated Filer  ☐

Non-Accelerated Filer   ☒   Smaller Reporting Company Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $26.4 million, which was computed by reference to the closing price of $6.30, at which the common equity was sold as of June 30, 2010.  Solely for the purposes of this calculation, the shares held by SI Bancorp, MHC and the directors and officers of the registrant are deemed to be affiliates.

As of March 15, 2011, there were 10,576,849 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders and the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

SI FINANCIAL GROUP, INC.

Explanatory Note
SI Financial Group, Inc., a Maryland corporation (the “Registrant” or “SI Financial–Maryland”), was incorporated on September 7, 2010 to become the holding company for Savings Institute Bank and Trust Company (the “Bank”) upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the “Conversion”).  The Conversion involved the sale by the Registrant of 6,544,493 shares of common stock in a public offering to depositors and community members, the exchange of 4,032,356 shares of common stock of the Registrant for shares of common stock of the former SI Financial Group, Inc. (the “Company”) held by persons other than SI Bancorp, MHC (the “MHC”), and the elimination of the Company and the MHC.  The Conversion was completed on January 12, 2011.  As the Conversion was completed after December 31, 2010, the information in this report is for the Company.  Separate financial statements for the Registrant have not been included in this report because the Registrant, as of December 31, 2010, had not issued any shares and had engaged only in organizational activities to date, had no significant assets, contingent or other liabilities, revenues or expenses.  Per share information in this report is based on outstanding shares as of the dates indicated and does not reflect the Conversion.  Following the Conversion, the Registrant had 10,576,849 shares of common stock outstanding.

Forward-Looking Statements
This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.   These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.  Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain.   Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines.  Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K and in other reports filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I.

Item 1.  Business.

General

In certain instances where appropriate, the terms “we,” “us” and “our” refer to SI Financial Group, Inc. and Savings Institute Bank and Trust Company or both.

SI Financial Group, Inc. was established on August 6, 2004 to become the parent holding company for the Bank upon the conversion of the Bank’s former parent, SI Bancorp, Inc., from a state-chartered to a federally-chartered mutual holding company.  At the same time, the Bank also converted from a state-chartered to a federally-chartered savings bank.  On September 30, 2004, the Company completed its minority stock offering with the sale of 5,025,500 shares of its common stock to the public, 251,275 shares contributed to SI Financial Group Foundation and 7,286,975 issued to the MHC.  The Bank is a wholly-owned subsidiary of the Company and management of the Company and the Bank are substantially similar.  The Company neither owns nor leases any property, but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations.  Thus, the financial information and discussion contained herein primarily relates to the activities of the Bank.

On January 12, 2011, SI Financial-Maryland completed its public stock offering and the concurrent conversion of the Bank from the mutual holding company structure to a stock holding company structure.  A total of 6,544,493 shares of common stock were sold in the subscription and community offerings at $8.00 per share, including 392,670 shares purchased by the Bank’s Employee Stock Ownership Plan.  Additional shares totaling 4,032,356 were issued in exchange for shares of the former federally-chartered SI Financial Group, Inc., at an exchange ratio of 0.8981.  See Note 22 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more details.

The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in its market area, including insurance, trust and investment services.  The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business and consumer loans.  Beginning in 2008, substantially all of the fixed-rate one- to four-family residential conforming loans the Bank originates are sold in the secondary market with the servicing retained.  Such sales generate mortgage banking fees.  The remainder of the Bank’s loan portfolio is originated for investment.

Availability of Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the Company’s website, www.mysifi.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  The information on the Company’s website shall not be considered as incorporated by reference into this Form 10-K.

Market Area and Competition

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford.  The Bank operates 21 full-service offices throughout Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut.  The Bank’s primary lending area is eastern Connecticut and most of the Bank’s deposit customers reside in the areas surrounding the Bank’s branch offices.  The economy in the Company’s market area is relatively diverse and primarily oriented to the educational, service, entertainment, manufacturing and retail industries.  The major employers in the area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc.  In addition, there are also many small to mid-sized businesses that support the local economy.

In view of the current economic downturn, our primary market area has remained a relatively stable banking market.  Windham, New London, Tolland, Hartford and Middlesex counties have a total population of 1.6 million and total households of 616,000 according to SNL Financial.  For 2010, median household income levels ranged from $58,000 to $78,000 in the five counties we maintain branch offices, compared to $70,000 for Connecticut as a whole and $54,000 for the United States according to published statistics.

The Bank faces significant competition for the attraction of deposits and origination of loans.  The most direct competition for deposits has historically come from the several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities.  At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank held 20.69% of the deposits in Windham County, which is the largest market share out of 10 financial institutions with offices in this county.  Also, at June 30, 2010, the Bank held 0.96% of the deposits in New London, Tolland, Hartford and Middlesex Counties, which is the 16th market share out of 35 financial institutions with offices in these counties.  Bank of America Corp., Webster Bank Financial Corporation, The Toronto-Dominion Bank, People’s United Financial, Inc. and Banco Santander, S.A., all of which are large national or regional bank holding companies, also operate in the Bank’s market area.  These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

The Bank’s competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s growth in the future.

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans.  At December 31, 2010, the Bank had loans held for sale totaling $7.4 million.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
(Dollars in Thousands)		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Real estate loans:
Residential - 1 to 4 family	$270,923	44.46%	$306,244	50.12%	$332,399	53.46%	$330,389	55.87%	$309,695	53.65%
Multi-family and commercial	160,015	26.26	159,781	26.15	158,693	25.52	132,819	22.46	118,600	20.55
Construction	6,952	1.14	11,400	1.87	27,892	4.49	37,231	6.29	44,647	7.73
Total real estate loans	437,890	71.86	477,425	78.14	518,984	83.47	500,439	84.62	472,942	81.93

Commercial business loans:
SBA and USDA guaranteed	116,492	19.11	77,310	12.65	45,704	7.35	42,267	7.15	51,358	8.90
Other	26,310	4.32	30,239	4.95	34,945	5.62	27,583	4.66	23,813	4.13
Total commercial business loans	142,802	23.43	107,549	17.60	80,649	12.97	69,850	11.81	75,171	13.03

Consumer loans:
Home equity	25,533	4.19	22,573	3.69	18,762	3.02	17,774	3.01	18,489	3.20
Other	3,167	0.52	3,513	0.57	3,345	0.54	3,330	0.56	10,616	1.84
Total consumer loans	28,700	4.71	26,086	4.26	22,107	3.56	21,104	3.57	29,105	5.04

Total loans	609,392	100.00%	611,060	100.00%	621,740	100.00%	591,393	100.00%	577,218	100.00%
Deferred loan origination costs, net of deferred fees	1,621		1,523		1,570		1,390		1,258
Allowance for loan losses	(4,799)		(4,891)		(6,047)		(5,245)		(4,365)
Loans receivable, net	$606,214		$607,692		$617,263		$587,538		$574,111

One- to Four-Family Residential Loans.  The Bank’s primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in its market area.  The Bank offers fixed-rate and adjustable-rate mortgage loans with terms up to 30 years.  Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of current and anticipated future interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on the Bank’s interest rate risk.  The loan fees charged, interest rates and other provisions of mortgage loans are determined on the basis of the Bank’s pricing criteria and competitive market conditions.

The Bank offers fixed-rate loans with terms of 10, 15, 20 or 30 years.  The Bank’s adjustable-rate mortgage loans are based primarily on 30-year amortization schedules.  Interest rates and payments on adjustable-rate mortgage loans adjust annually after a one, three, five, seven or ten-year initial fixed period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically equal to 2.75% (2.875% for jumbo loans) above the one-year constant maturity Treasury index.  The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

Generally, the Bank does not originate conventional loans with loan-to-value ratios exceeding 95% and generally originates loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral.  The Bank requires all properties securing mortgage loans to be appraised by a board approved independent licensed appraiser and requires title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance and flood insurance for loans on property located in a flood zone before closing the loan.

In an effort to provide financing for moderate income and first-time buyers, the Bank offers loans insured by the Federal Housing Administration and the Veterans Administration and participates in the Connecticut Housing Finance Authority Program.  The Bank offers fixed-rate residential mortgage loans through these programs to qualified individuals and originates the loans using modified underwriting guidelines.

Multi-Family and Commercial Real Estate Loans.  The Bank makes multi-family and commercial real estate loans throughout its market area for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  The Bank offers fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate.  The Bank’s multi-family and commercial real estate loans are generally secured by owner-occupied properties, including churches, retail facilities and other owner-occupied properties located in its market area and used for businesses.  The Bank intends to continue to emphasize this segment of its loan portfolio, as market conditions permit, as such loans produce yields that are generally higher than one- to four-family residential loans and are more sensitive to changes in market interest rates.

The Bank originates adjustable-rate multi-family and commercial real estate loans for amortization periods up to 25 years.  Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period.  Interest rates and payments on adjustable-rate loans are adjusted to a rate typically 2.5-3.0% above the classic advance rates offered by the Federal Home Loan Bank of Boston (the “FHLB”). There are no adjustment period or lifetime interest rate caps. Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.  At December 31, 2010, the largest outstanding multi-family or commercial real estate loan was $7.0 million.  This loan is secured by a nursing home and rehabilitation facility and was performing according to its terms at December 31, 2010.

Construction and Land Loans.  The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings.  The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses.  Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Commercial construction loans generally provide for the payment of interest only during the construction phase which may range from three to twenty-four months.  Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction, 75% on construction for nonresidential properties and 80% of the lesser of the appraised value or cost of the project on multi-family construction.  At December 31, 2010, the largest outstanding commercial construction loan commitment for the construction of a residential housing development was $2.0 million, of which $144,000 was outstanding and the largest residential construction loan commitment was $1.8 million, of which $1.5 million was outstanding.  These loans were performing according to their terms at December 31, 2010.  Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser.  Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

The Bank also originates land loans to individuals, local contractors and developers only for making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan.  Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land.  Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%.  The Bank offers fixed-rate land loans and variable-rate land loans that adjust annually.  Interest rates and payments on adjustable-rate land loans are adjusted to a rate typically equal to the then current prime rate as reported in The Wall Street Journal plus a 1.0–2.0% margin.  The maximum amount by which the interest rate may be increased or decreased is generally 2% annually and the lifetime interest rate cap is generally 6% over the initial rate of the loan.  Land loans totaled $532,000 at December 31, 2010.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area.  The Bank offers a variety of commercial lending products, the maximum amount of which is limited by the Bank’s in-house loans to one borrower limit.  At December 31, 2010, the largest commercial loan was a $1.4 million loan, which is secured by a clinical office building.  This loan was performing according to its terms at December 31, 2010.

The Bank offers loans secured by business assets other than real estate, such as business equipment and inventory. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property.  The Bank originates lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.  These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months, and will be paid over a pre-defined amortization period.  Additional products such as time notes, letters of credit and equipment lease financing are offered.  Additionally, the Bank purchases the portion of commercial business loans that are fully guaranteed by the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”).  At December 31, 2010, purchased SBA and USDA loans totaled $116.5 million.

When originating commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans.  The Bank offers a variety of consumer loans, primarily home equity lines of credit, and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles, as well as unsecured loans.  Generally, the Bank offers automobile loans with a maximum loan-to-value ratio of 100% of the purchase price for new vehicles.  Unsecured loans generally have a maximum borrowing limit of $10,000 and a maximum term of five years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and their ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal.  A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement.  During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest.  If the draw period is not extended for an additional 4 years and 10 months, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five-year period.  The Bank will offer home equity loans with a maximum combined loan-to-value ratio of 80%.

Loan Underwriting Risks.  While the Bank anticipates that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability and collateral value of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate mortgage loans help make the Bank’s loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income-producing properties, the Bank generally requires borrowers and loan guarantors to provide annual financial statements and/or tax returns.  In reaching a decision on whether to make a multi-family or commercial real estate loan, consideration is given to the net operating income of the property, the borrower’s expertise, credit history and the profitability and value of the underlying property.  The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with our ongoing monitoring of the loan, the Bank typically reviews the property, the underlying loan and guarantors annually.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction, the estimated cost (including interest) of construction and the ability of the project to be sold upon completion.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the building.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment.  If the Bank is forced to foreclose on a building before or at completion due to a borrower default, the Bank may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s underlying business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant significant collection efforts against the borrower.  In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases, Sales and Servicing.  Loan originations come from a number of sources.  The primary source of loan originations are the Bank’s in-house loan originators, and to a lesser extent, advertising and referrals from customers.

Regularly, the Bank will purchase whole participations in loans fully guaranteed by the SBA and the USDA.  The loans are primarily for commercial and agricultural properties located throughout the United States.  The Bank purchased $54.0 million and $40.9 million in loans during 2010 and 2009, respectively.

At December 31, 2010, the Bank was a participating lender on three loans totaling $4.3 million, which are secured by commercial real estate.  These loans are serviced by the lead lenders.  The Bank generally performs its own underwriting analysis before purchasing loans and therefore believes there should not be a greater risk of default on these obligations.  However, in a purchased participation loan, the Bank does not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

The Bank originates conventional conforming one- to four-family loans which meet Fannie Mae underwriting standards.  Beginning in 2008, substantially all one- to four-family residential conforming loans have been sold in the secondary market on a servicing retained basis.  Such loans are sold to Fannie Mae, the Connecticut Housing Finance Authority and the FHLB under the Mortgage Partnership Finance Program (“MPF”).  The decision to sell loans in the secondary market is based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management.  Generally, loans are sold without recourse.  The Bank utilizes the proceeds from these sales primarily to meet liquidity needs.  Proceeds from the sale of loans totaled $49.1 million and $56.9 million for the years ended December 31, 2010 and 2009, respectively.  The Bank intends to continue to originate these types of loans for sale in the secondary market in the future to increase its noninterest income.

At December 31, 2010, the Bank retained the servicing rights on $148.6 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties.  Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower.  At December 31, 2010, the balance of loans sold with recourse totaled $19,000.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, net charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
(In Thousands)	2010	2009	2008

Loans at beginning of year	$611,060	$621,740	$591,393

Originations:
Real estate loans	104,497	129,948	118,113
Commercial business loans	5,337	4,386	15,778
Consumer loans	12,210	11,990	7,697
Total loan originations	122,044	146,324	141,588

Purchases	53,953	40,876	12,281

Deductions:
Principal loan repayments, prepayments and other, net	125,719	131,940	108,693
Loan sales	49,107	56,336	14,232
Loan charge-offs	1,015	4,075	597
Transfers to other real estate owned	1,824	5,529	-
Total deductions	177,665	197,880	123,522

Net (decrease) increase in loans	(1,668)	(10,680)	30,347

Loans at end of year	$609,392	$611,060	$621,740

Loan Maturity.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2010.  The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans and may cause actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude deferred loan fees and costs.

	Amounts Due In
(In Thousands)	One Year	More Than One Year to	More Than	Total Amount
	or Less	Five Years	Five Years	Due
Real estate loans:
Residential - 1 to 4 family	$116	$6,833	$263,974	$270,923
Multi-family and commercial	321	6,160	153,534	160,015
Construction	1,185	-	5,767	6,952
Total real estate loans	1,622	12,993	423,275	437,890

Commercial business loans	9,214	8,748	124,840	142,802

Consumer loans	269	1,382	27,049	28,700

Total loans	$11,105	$23,123	$575,164	$609,392

While one- to four-family residential real estate loans are normally originated with terms of up to 30 years, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon the sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase, sale and refinancing activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2010 that are due after December 31, 2011, and have either fixed interest rates or adjustable interest rates.

	Due After December 31, 2011
(In Thousands)	Fixed	Floating or Adjustable
	Rates	Rates	Total
Real estate loans:
Residential - 1 to 4 family	$184,768	$86,039	$270,807
Multi-family and commercial	13,366	146,328	159,694
Construction	5,614	153	5,767
Total real estate loans	203,748	232,520	436,268

Commercial business loans	44,896	88,692	133,588

Consumer loans	7,765	20,666	28,431

Total loans	$256,409	$341,878	$598,287

Loan Approval Procedures and Authority.  The Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Company’s Board of Directors and management.  All residential mortgages and home equity lines of credit in excess of $6.0 million or all commercial loans and other consumer loans in excess of $2.0 million require the approval of the Board of Directors.  The Loan Committee of the Board of Directors has the authority to approve:  (1) residential mortgage loans and consumer home equity lines of credit up to $6.0 million and (2) commercial and other consumer loans up to $2.0 million.  The President and the Senior Credit Officer have approval for:  (1) residential mortgage loans that conform to Fannie Mae and Freddie Mac standards up to $2.0 million or $417,000 for those that are non-conforming and (2) consumer and commercial loans up to $250,000 individually or $2.0 million jointly for home equity lines of credit or $1.0 million jointly for commercial and other consumer loans.  Additionally, certain loan and branch personnel have the authority to approve residential mortgage loans up to $417,000, home equity lines up to $250,000 and consumer loans up to $100,000.

Loans to One Borrower.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of the Bank’s stated capital and reserves.  At December 31, 2010, the Bank’s general regulatory limit on loans to one borrower was approximately $11.4 million.  At that date, the Bank’s largest lending relationship was $8.1 million, representing a commercial business loan, two commercial real estate loans for a nursing home and rehabilitation facility and a commercial real estate loan to purchase an adjacent property.  These loans were performing according to their terms at December 31, 2010.

Loan Commitments.  The Bank issues commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to customers.  Generally, our mortgage loan commitments expire in 60 days or less from the date of the application.

Delinquencies.  When a borrower fails to make a required loan payment, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status.  The Bank makes initial contact with the borrower when the loan becomes 15 days past due.  If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. When the loan becomes 90 days past due, a letter is sent notifying the borrower that foreclosure proceedings will commence if the loan is not brought current within 30 days.  Generally, when the loan becomes 120 days past due, the Bank will commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer or commercial loan.  If a foreclosure action is instituted and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan is typically sold at foreclosure.  The Bank may consider loan repayment arrangements with certain borrowers under certain circumstances.

Management reports monthly to the Board of Directors or a committee of the Board regarding the amount of loans delinquent 30 days or more, all loans in foreclosure and all foreclosed and repossessed property that the Bank owns.

The following table provides information about delinquencies in the Bank’s loan portfolio at the dates indicated.

	December 31, 2010				December 31, 2009
	60-89 Days		90 Days or More		60-89 Days		90 Days or More

(Dollars in Thousands)	Number	Principal Balance	Number	Principal Balance	Number	Principal Balance	Number	Principal Balance
	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans
Real estate loans:
Residential - 1 to 4 family	9	$1,291	19	$2,364	2	$484	14	$2,393
Multi-family and commercial	-	-	1	44	-	-	-	-
Construction	-	-	1	82	-	-	1	375
Total real estate loans	9	1,291	21	2,490	2	484	15	2,768

Commercial business loans:
SBA and USDA guaranteed	-	-	-	-	-	-	-	-
Other	-	-	1	46	1	8	1	27
Total commercial business loans	-	-	1	46	1	8	1	27

Consumer loans:
Home equity	1	50	-	-	-	-	-	-
Other	1	1	-	-	-	-	-	-
Total consumer loans	2	51	-	-	-	-	-	-

Total delinquent loans	11	$1,342	22	$2,536	3	$492	16	$2,795

Classified Assets.  Management of the Bank, including the Managed Asset Committee, consisting of a number of the Bank’s officers, review and classify the assets of the Bank on a monthly basis and the Board of Directors reviews the results of the reports on a quarterly basis.  Federal regulations and the Bank’s internal policies require that management utilize an internal asset classification system to monitor and evaluate the credit risk inherent in its loan portfolio.  In addition, the Office of Thrift Supervision (the “OTS”) has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets; substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have all the weaknesses inherent in those classified as “substandard” with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss.  Assets classified as “loss” are those assets considered uncollectible and of such little value that continuance as assets of the institution are not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weakness deserving close attention.  If the Bank classifies an asset as a loss, a loan loss allowance in the amount of 100% of the portion of the asset classified as a loss is established.

The following table shows the aggregate amounts of the Bank’s criticized and classified assets as of December 31, 2010.

				Special
(In Thousands)	Loss	Doubtful	Substandard	Mention

Real estate loans:
Residential - 1 to 4 family	$-	$-	$3,066	$834
Multi-family and commercial	-	-	9,271	16,260
Construction	-	-	82	366
Total real estate loans	-	-	12,419	17,460

Commercial business loans:
USDA and SBA guaranteed	-	-	-	-
Other	-	70	3,239	2,896
Total commercial business loans	-	70	3,239	2,896

Consumer loans:
Home equity	-	-	50	-
Other	-	-	1	-
Total consumer loans	-	-	51	-
Total classified loans	-	70	15,709	20,356

Investment securities:
Non-agency mortgage-backed	-	-	3,676	-
Collateralized debt obligations	-	-	6,716	-

Total classified investment securities	-	-	10,392	-

Total criticized and classified assets	$-	$70	$26,101	$20,356

At December 31, 2010, total classified assets related to forty-two commercial real estate loans totaling $25.5 million, thirty-one residential mortgage loans totaling $3.9 million, twenty-four commercial business loans totaling $6.2 million, three commercial construction loans totaling $448,000 and ten investment securities with a carrying value totaling $10.4 million.  Substandard assets include $15.7 million of substandard loans, of which $4.9 million were nonperforming at December 31, 2010.  Of the $4.9 million in nonperforming loans, residential real estate loans totaling $2.4 million, construction loans totaling $82,000 and commercial real estate loans totaling $44,000 were 90 days or more past due.  The largest substandard loan, a commercial construction loan totaling $4.5 million, was delinquent in payments but not 60 days or more past due at December 31, 2010.  The substandard assets also included seven collateralized debt obligations totaling $6.7 million and three non-agency mortgage-backed securities totaling $3.7 million.  None of the $20.4 million of special mention loans were 60 days or more past due at December 31, 2010.

Other than disclosed in the above tables, there are no other loans at December 31, 2010 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Nonperforming Assets and Restructured Loans.   The Bank considers repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and any previously recorded interest is reversed and recorded as a reduction of loan interest and fee income.  Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest balance as determined at the time of collection of the loan.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold.  When property is acquired, it is recorded at the lower of its cost or fair value, less estimated selling expenses.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

The Bank periodically may agree to modify the contractual terms of loans.  When a loan is modified and concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrower’s financial condition, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

The following table provides information with respect to the Bank’s nonperforming assets and TDRs as of the dates indicated.  The Company had no accruing loans past due 90 days or more at each of the dates indicated.

	At December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006
Nonaccrual loans:
Real estate loans:
Residential - 1 to 4 family	$2,901	$2,597	$2,795	$755	$392
Multi-family and commercial	1,775	-	832	42	-
Construction	82	375	5,483	6,082	-
Total real estate loans	4,758	2,972	9,110	6,879	392
Commercial business loans	116	35	217	733	71
Consumer loans	51	-	1	20	929
Total nonaccrual loans	4,925	3,007	9,328	7,632	1,392

Other real estate owned, net (1)	1,285	3,680	-	913	-
Total nonperforming assets	6,210	6,687	9,328	8,545	1,392

Accruing troubled debt restructurings	5,261	67	69	71	72
Total nonperforming assets and troubled debt restructurings	$11,471	$6,754	$9,397	$8,616	$1,464

Total nonperforming loans to total loans	0.80%	0.49%	1.50%	1.29%	0.24%
Total nonperforming loans to total assets	0.53%	0.34%	1.09%	0.97%	0.18%
Total nonperforming assets and troubled debt restructurings to total assets	1.24%	0.77%	1.10%	1.09%	0.19%
___________
(1) Other real estate owned balances are shown net of related write-downs or valuation allowance.

The decrease in nonperforming assets was primarily due to a decrease in other real estate owned offset by an increase in nonaccrual loans.  Nonaccrual loans increased due to the addition of three commercial real estate loans totaling $1.8 million and an increase in residential one- to four-family loans of $304,000 at December 31, 2010.  The remaining nonaccrual loans consisted of twenty-five residential loans and two consumer loans.

Other real estate owned decreased $2.4 million from December 31, 2009 to December 31, 2010, primarily as a result of the sale of seven residential and three commercial properties with an aggregate carrying value of $3.6 million.  During 2010, we acquired one commercial and seven residential properties with a net carrying value of $1.8 million and reduced the carrying value of three commercial properties and five residential properties in the amount of $472,000.

As of December 31, 2010, troubled debt restructuring increased $6.1 million, of which $922,000 is included in nonaccrual loans, as a result of interest rate concessions for seven commercial real estate loans and two residential real estate loans.  As of December 31, 2010, all borrowers are performing in accordance with the terms of their restructured loan agreements and the Bank anticipates that the borrowers will repay all contractual principal and interest.

Interest income that would have been recorded for the year ended December 31, 2010 had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period amounted to $335,000.  The amount of interest recognized on impaired loans was $165,000 for the year ended December 31, 2010.

Allowance for Loan Losses.  The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio.  Loan losses are charged against the allowance for loan losses when management believes that the uncollectibility of the principal loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance for loan losses when received.  In the determination of the allowance for loan losses, management may obtain independent appraisals for significant properties, if necessary.

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic and real estate market conditions, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, historical loan loss experience and evaluations of loans and other relevant factors.

The allowance for loan losses consists of the following key elements:

o
Specific allowance for identified impaired loans.  For such loans that are identified as impaired, an allowance is established when the present value of expected cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.

o
General valuation allowance.  The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans.  For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments:  residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer.   Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; level of charge-offs and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability and depth of lending management and staff and national and local economic trends and conditions.

o
Unallocated allowance.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In computing the allowance for loan losses, we do not assign a general valuation allowance to the USDA and SBA loans that we purchase as such loans are fully guaranteed.  Such loans account for $116.5 million, or 19.1% of the loan portfolio at December 31, 2010.

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while management believes it has established the allowance for loan losses in conformity with U.S. generally accepted accounting principles, the regulatory agencies, in reviewing the loan portfolio, may request that the Company increase its allowance for loan losses based on judgments different from those of the Company.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	---------------2010---------------			---------------2009---------------			---------------2008---------------
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans

Real estate loans:
Residential - 1 to 4 family	$915	19.06%	44.46%	$1,028	21.02%	50.12%	$906	14.98%	53.46%
Multi-family and commercial	2,700	56.27	26.26	2,443	49.95	26.15	2,358	38.99	25.52
Construction	64	1.34	1.14	221	4.51	1.87	1,533	25.36	4.49
Commercial business	790	16.45	23.43	906	18.53	17.60	1,097	18.13	12.97
Consumer loans	330	6.88	4.71	293	5.99	4.26	153	2.54	3.56
Total allowance for loan losses	$4,799	100.00%	100.00%	$4,891	100.00%	100.00%	$6,047	100.00%	100.00%

	December 31,
	---------------2007---------------			---------------2006---------------
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans

Real estate loans
Residential - 1 to 4 family	$823	15.69%	55.87%	$794	18.19%	53.65%
Multi-family and
commercial	1,679	32.01	22.46	1,744	39.95	20.55
Construction	1,653	31.52	6.29	706	16.18	7.73
Commercial business	922	17.57	11.81	783	17.94	13.03
Consumer loans	168	3.21	3.57	338	7.74	5.04
Total allowance for loan losses	$5,245	100.00%	100.00%	$4,365	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006

Allowance at beginning of year	$4,891	$6,047	$5,245	$4,365	$3,671

Provision for loan losses	902	2,830	1,369	1,062	881

Charge-offs:
Real estate loans:
Residential - 1 to 4 family	(285)	(257)	(80)	-	-
Multi-family and commercial	(221)	(149)	(42)	(246)	-
Construction	(293)	(2,927)	(41)	-	-
Commercial business loans	(166)	(645)	(359)	-	-
Consumer loans	(50)	(97)	(75)	(188)	(199)
Total charge-offs	(1,015)	(4,075)	(597)	(434)	(199)

Recoveries:
Real estate loans:
Residential - 1 to 4 family	1	43	4	4	4
Multi-family and commercial	14	-	-	131	-
Construction	-	-	-	-	-
Commercial business loans	3	37	21	-	2
Consumer loans	3	9	5	117	6
Total recoveries	21	89	30	252	12
Net charge-offs	(994)	(3,986)	(567)	(182)	(187)

Allowance at end of year	$4,799	$4,891	$6,047	$5,245	$4,365

Ratios:
Allowance to total loans outstanding at year end	0.78%	0.80%	0.97%	0.89%	0.76%
Allowance to nonperforming loans	97.44	162.65	64.83	68.72	313.58
Net charge-offs to average loans outstanding during the year	0.16	0.64	0.09	0.03	0.03

The allowance as a percentage of total loans declined to 0.78% at December 31, 2010 compared to 0.80% at December 31, 2009.  The lower provision for 2010 resulted from a reduction in net loan charge-offs, predominately construction loans, offset by an increase in specific loan loss allowances on nonperforming loans.  Higher loan charge-offs for the year ended December 31, 2009 primarily related to two commercial construction loan relationships aggregating $2.9 million.  Specific loan loss allowances relating to impaired loans increased to $502,000 at December 31, 2010 compared to $267,000 at December 31, 2009.  At December 31, 2010, nonperforming loans totaled $4.9 million, compared to $3.0 million at December 31, 2009.   While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans.

Risk Management
Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities, that are accounted for on a mark-to-market basis. Other risks that the Company faces are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers due to unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in the Company’s customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Further, the Company has strengthened its oversight of problem assets by maintaining a Managed Assets Committee. The Committee, which consists of our Chief Executive Officer, Chief Financial Officer and other loan and credit administration officers, meets monthly to review classified and watch list credits to ensure the appropriateness of the current classification and to attempt to identify any new problem loans. The Board of Directors reviews the committee’s reports on a quarterly basis.

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds.  The Company is also required to maintain an investment in FHLB stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2010.

The Company’s primary source of income continues to be derived from its loan portfolio.  The investment portfolio is mainly used to meet the cash flow needs of the Company, provide adequate liquidity for the protection of customer deposits and yield a favorable return on investments.  The type of securities and the maturity periods are dependent on the composition of the loan portfolio, interest rate risk, liquidity position and tax strategies of the Company.  The Company’s investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak, to generate a favorable return and to assist in the financing needs of various local public entities, subject to credit quality review and liquidity concerns.

The Company’s Board of Directors has the overall responsibility for the investment portfolio, including approval of the Company’s Investment Policy and appointment of the Investment Committee.  The Investment Committee is responsible for the approval of investment strategies and monitoring investment performance.  The execution of specific investment initiatives and the day-to-day oversight of the Company’s investment portfolio is the responsibility of the Chief Executive Officer and the Chief Financial Officer.  These officers, and others designated by the Board, are authorized to execute investment transactions up to specified limits based on the type of security without prior approval of the Investment Committee.  Transactions exceeding these limitations require the approval of two of these officers, one of whom must be either the Chief Executive Officer or the Chief Financial Officer.  Individual investment transactions are reviewed and approved by the Board of Directors on a monthly basis, while portfolio composition and performance are reviewed at least quarterly by the Investment Committee.  Management determines the appropriate classification of securities at the date individual securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities purchased and held principally for the purpose of trading in the near term are classified as “trading securities.”  These securities are carried at fair value, with unrealized gains and losses recognized in earnings.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes.

At December 31, 2010, the Company’s investment portfolio consisted of available for sale securities, totaling $180.0 million and trading securities totaling $248,000, together representing 19.5% of assets.  The Company’s available for sale securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, U.S. Government and agency obligations, “private-label” mortgage-backed securities with maturities of 30 years or less and government-sponsored enterprises securities with maturities of 20 years or less and corporate debt securities. The Company’s trading securities consisted solely of collateralized debt obligations.

During the third quarter of 2010, the Company elected to fair value two collateralized debt obligations, previously reported as available for sale securities, and reclassified them to trading securities in accordance with applicable guidance.  These securities had amortized costs of $248,000, $1.7 million and $1.2 million and fair values of $248,000, $739,000 and $1.2 million at December 31, 2010, 2009 and 2008, respectively.  Cumulative unrealized losses at the date of election totaling $652,000 were reclassified from accumulated other comprehensive loss to retained earnings as a cumulative effect adjustment resulting from a change in accounting principle.  The Company does not purchase securities with the intent of selling them in the near term, thus there are no other securities in the trading portfolio.  For the year ended December 31, 2010, the net loss in fair value on trading securities held at the reporting date was $408,000.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2010		2009		2008
(In Thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale securities:
U.S. Government and agency obligations	$23,399	$23,583	$35,945	$36,229	$2,453	$2,415
Government-sponsored enterprises	29,912	29,993	13,980	14,035	25,985	26,587
Mortgage-backed securities: (1)
Agency - residential	84,408	87,370	89,751	93,099	81,383	83,651
Non-agency - residential	11,039	10,455	18,690	16,219	36,347	30,463
Non-agency - HELOC	3,797	3,199	4,328	2,196	3,089	2,816
Corporate debt securities	14,502	14,717	6,979	7,321	5,901	5,958
Collateralized debt obligations	6,466	2,532	8,153	5,038	6,625	5,392
Obligations of state and political subdivisions	6,800	6,905	5,003	5,131	4,000	4,037
Tax-exempt securities	140	144	3,210	3,219	280	280
Foreign government securities	100	100	100	100	100	100
Total debt securities	180,563	178,998	186,139	182,587	166,163	161,699

Equity securities - financial services	1,024	1,038	1,043	975	1,060	1,000
Total available for sale securities	181,587	180,036	187,182	183,562	167,223	162,699
Trading securities:
Collateralized debt obligations	248	248	-	-	-	-
Total securities	$181,835	$180,284	$187,182	$183,562	$167,223	$162,699

___________
(1)
Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The Company had no individual investments that had an aggregate book value in excess of 10% of its shareholders’ equity at December 31, 2010.

The following table sets forth the amortized cost, weighted-average yields and contractual maturities of securities at December 31, 2010.  Weighted-average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.  Certain mortgage-backed securities and collateralized debt obligations have adjustable interest rates and will reprice periodically within the various maturity ranges.  These repricing schedules are not reflected in the table below.  At December 31, 2010, the amortized cost of mortgage-backed securities with adjustable rates totaled $28.8 million.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sales securities:
U.S. Government and agency obligations	$-	0.00%	$1,698	2.30%	$7,321	2.90%	$14,380	3.10%	$23,399	2.98%
Government-sponsored enterprises	2,000	3.37	24,993	1.95	2,919	2.57	-	0.00	29,912	2.11
Mortgage-backed securities:
Agency - residential	-	0.00	4,619	3.79	16,579	4.59	63,210	3.89	84,408	4.02
Non-agency - residential	-	0.00	-	0.00	-	0.00	11,039	5.14	11,039	5.14
Non-agency - HELOC	-	0.00	-	0.00	-	0.00	3,797	1.01	3,797	1.01
Corporate debt securities	495	2.56	10,172	2.73	2,835	3.23	1,000	4.82	14,502	2.96
Collateralized debt obligations	-	0.00	-	0.00	-	0.00	6,466	1.48	6,466	1.48
Obligations of state and
political subdivisions	-	0.00	5,530	4.27	770	3.19	500	4.37	6,800	4.16
Tax-exempt securities	70	3.87	70	3.87	-	0.00	-	0.00	140	3.87
Foreign government securities	50	2.38	50	2.39	-	0.00	-	0.00	100	2.39
Total debt securities	2,615		47,132		30,424		100,392		180,563
Equity securities - financial services	-	0.00	-	0.00	-	0.00	1,024	2.38	1,024	2.38
Total available for sale securities	2,615	3.21	47,132	2.59	30,424	3.83	101,416	3.65	181,587	3.40
Trading securities:
Collateralized debt obligations	-	-	-	-	-	-	248	1.11	248	1.11
Total securities	$2,615	3.21%	$47,132	2.59%	$30,424	3.83%	$101,664	3.64%	$181,835	3.40%

During 2009, the Company adopted new guidance regarding recognition and presentation of other-than-temporary impairments (“OTTI”) which makes the guidance more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities.

Each reporting period, the Company evaluates all securities classified as available for sale or held to maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to have OTTI. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition.  This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuers.  OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses.  For all impaired securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  Credit-related OTTI for all other impaired debt securities is recognized through earnings and noncredit-related OTTI is recognized in other comprehensive income (loss), net of applicable taxes.  The adoption of this new guidance resulted in a cumulative effect adjustment of $2.7 million (net of taxes) to retained earnings with a corresponding adjustment to accumulated other comprehensive loss on January 1, 2009.  During 2010, the Company recognized additional OTTI for credit losses on debt securities of $492,000.  See Notes 3 and 15 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more details.

Deposit Activities and Other Sources of Funds

General.  Deposits, other borrowings, repayments and sale of loans and investment securities are the major sources of the Company’s funds for lending and other investment purposes.  Loan and investment security repayments are a relatively stable source of funds, while deposit inflows and loan and investment security prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of the State of Connecticut.  The Bank attracts deposits in its market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts, regular savings accounts and certificates of deposit).  CDARS deposits, which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive Federal Deposit Insurance Corporation insurance on deposits up to $50.0 million.  The Bank also utilizes brokered deposits, which were $4.1 million at December 31, 2010, $2.1 million of which were CDARS deposits.   Brokered deposits, which are deposits sold by brokers to banks, are generally out-of-market, thus, they are less likely to remain with the institution after their maturity, which may require us to replace these deposits with higher cost alternative funds.  Also, because they generally have larger balances, they often are accompanied by a higher interest rate.  The Bank does not currently utilize brokered deposits as a primary funding source.  Rather, the Bank occasionally maintains a minimal amount of such deposits to ensure access to another liquidity source should the need arise.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates, among other factors.  In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns.  The Bank generally reviews its deposit mix and pricing weekly.  The Bank’s current strategy is to offer competitive rates, but not be the market leader in every account type and maturity.

The following table sets forth the distribution of the Bank’s deposit accounts for the dates indicated.

	December 31,
	2010		2009		2008
		% of		% of		% of
(Dollars in Thousands)	Balance	Total	Balance	Total	Balance	Total

Noninterest-bearing demand deposits	$66,845	10.06%	$65,407	9.87%	$57,647	9.23%
NOW and money market accounts	247,811	37.31	220,759	33.33	187,699	30.07
Savings accounts (1)	59,920	9.03	64,903	9.80	64,119	10.27
Certificates of deposit (2)	289,563	43.60	311,309	47.00	314,811	50.43

Total deposits	$664,139	100.00%	$662,378	100.00%	$624,276	100.00%

___________
(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $3.4 million, $3.6 million and $3.6 million at December 31, 2010, 2009 and 2008, respectively.
(2)	Includes brokered deposits of $4.1 million, $1.5 million and $4.5 million at December 31, 2010, 2009 and 2008, respectively.

The Bank had $99.5 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2010, maturing as follows:

(Dollars in Thousands)	Amount	Weighted Average Rate

Maturity Period:
Three months or less	$15,542	2.00%
Over three through six months	6,954	1.81
Over six through twelve months	13,593	2.23
Over twelve months	63,428	2.41
Total	$99,517	2.28%

The following table sets forth certificates of deposit accounts classified by the rates at December 31, 2010.

(Dollars in Thousands)	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More than Four Years	Total	Percent of Total Certificate Accounts

0.20 - 1.00%	$50,728	$9,839	$222	$-	$-	$60,789	20.99%
1.01 - 2.00%	31,170	34,747	4,411	776	8	71,112	24.56
2.01 - 3.00%	10,104	18,499	51,726	2,302	19,421	102,052	35.24
3.01 - 4.00%	20,249	390	1,338	8,761	2,809	33,547	11.59
4.01 - 5.00%	10,868	3,285	5,702	67	403	20,325	7.02
5.01 - 5.38%	1,213	250	275	-	-	1,738	0.60

Total	$124,332	$67,010	$63,674	$11,906	$22,641	$289,563	100.00%

Cash Management Services.  The Bank offers a variety of deposit accounts designed for the businesses operating in its market area.  The Bank’s business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses and non-profit organizations.  The Bank also offers remote capture products for business customers to meet their online banking needs.  Additionally, the Bank offers sweep accounts and money market accounts for businesses.  The Bank is seeking to increase its commercial deposits through the offering of these types of cash management products.

FHLB Borrowings.  The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  As of December 31, 2010, the Bank had outstanding borrowings with the FHLB of $114.2 million.

The FHLB functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally mortgage related securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

Junior Subordinated Debt Owed to Unconsolidated Trust.  In 2006, SI Capital Trust II (the “Trust”), a business trust, issued $8.0 million of trust preferred securities in a private placement and issued approximately 248 shares of common stock at $1,000 par value to the Company.  The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company.  The trust preferred securities mature in 30 years and bear interest at three-month LIBOR plus 1.70%.  The interest rate on these securities at December 31, 2010 was 2.00%.  The Company may redeem the trust preferred securities, in whole or in part, on or after September 15, 2011, or earlier under certain conditions.

On July 1, 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed rate of 2.44%.  The agreement became effective on December 15, 2010 and terminates on December 15, 2015.  This agreement was designated as a cash flow hedge against the trust preferred securities issued by the Trust.  This effectively fixes the interest rate on the $8.0 million of trust preferred securities at 4.14% for the period December 15, 2010 through December 15, 2015.

The debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money, its obligations under letters of credit and certain derivative contracts and any guarantees by the Company of any such obligations.  The trust preferred securities generally rank equal to the trust common securities in priority of payment, but rank before the trust common securities if and so long as the Company fails to make principal or interest payments on the debentures.  Concurrently with the issuance of the debentures and the trust preferred and common securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.  The Company’s obligations under the guarantee and the Company’s obligations under the debentures, the related indentures and the trust agreement relating to the trust securities, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the trust preferred securities.  If the Company defers interest payments on the junior subordinated debt, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The debentures are also subject to redemption before September 15, 2011, at a specified price after the occurrence of certain events that would either have a negative tax effect on the Trust or the Company or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

Other Borrowings.  The Company occasionally utilizes collateralized borrowings, which represent loans sold that do not meet the criteria for derecognition, due primarily to recourse and other provisions that could not be measured at the date of transfer.  Such borrowings are derecognized when all recourse and other provisions that could not be measured at the time of transfer either expire or become measurable.  The Company had no collateralized borrowings at December 31, 2010.

The following table sets forth information regarding the Company’s borrowings at and for the years indicated.

	At or For the Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008

Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$121,100	$143,600	$147,664
Subordinated debt	8,248	8,248	8,248

Average balance outstanding during the year:
FHLB advances	$115,152	$131,460	$143,697
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate during the year:
FHLB advances	3.66%	4.15%	4.40%
Subordinated debt	2.10	2.63	4.81

Balance outstanding at end of year:
FHLB advances	$114,169	$116,100	$139,600
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate at end of year:
FHLB advances	3.63%	3.61%	4.24%
Subordinated debt	4.14	1.95	3.70

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services, to individuals, partnerships, corporations and institutions.  Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements.  The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality.  Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business to accumulate assets and increase fee-based income.  At December 31, 2010, trust assets under administration were $143.0 million, consisting of 296 accounts, the largest of which totaled $10.5 million, or 7.3%, of the trust department’s total assets.  SI Trust Servicing, a third-party provider of trust outsourcing services for community banks, expands the wealth management products offered by the Bank, and offers trust services to other community banks.  As of December 31, 2010, SI Trust Servicing provided trust outsourcing services to 14 clients, consisting of 6,906 accounts totaling $6.1 billion in assets.  For the years ended December 31, 2010 and 2009, total trust services revenue was $3.9 million and $3.7 million, respectively.

Subsidiary Activities

The Company’s subsidiaries include Savings Institute Bank and Trust Company and SI Capital Trust II.

The following are descriptions of the Bank’s wholly-owned subsidiaries.

803 Financial Corp.  803 Financial Corp. was established in 1995 as a Connecticut corporation to maintain an ownership interest in a third-party registered broker-dealer, Infinex Investments, Inc.  Due to a regulatory restriction on federally-chartered thrifts, on December 31, 2004, 803 Financial Corp. sold its interest in Infinex to the Company.  As a result, 803 Financial Corp. has no other holdings or business activities.

SI Realty Company, Inc.   SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate owned by the Bank, including foreclosure properties.  At December 31, 2010, SI Realty Company, Inc. had $4.1 million in assets.

SI Mortgage Company.  In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property.  SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law.  Income tax savings to the Bank from the use of a passive investment company was $207,000 and $2,000 for the years ended December 31, 2010 and 2009, respectively.

Personnel

At December 31, 2010, the Company had 237 full-time employees and 38 part-time employees.  None of the Company’s employees are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of its deposits.  The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC.  The Bank must file reports with the OTS concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan losses for regulatory purposes.  Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.  The Company, as a savings and loan holding company, will be required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS.  The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to the Bank and the Company are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual statutes and regulations.

Regulatory Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings institutions like the Bank to be transferred from the OTS to the Office of the Comptroller of the Currency, the agency that regulates national banks.  The Office of the Comptroller of the Currency will assume primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions.  The OTS will be eliminated.  The transfer will occur one year from the July 21, 2010 enactment of the Dodd-Frank Act, subject to a possible six month extension.  At the same time, the responsibility for supervising and regulating savings and loan holding companies will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10.0 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations.  As a result, it will be some time before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating and possibly interest costs for the Company and the Bank.

Federal Banking Regulation

Business Activities.  The activities of federal savings banks, such as the Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements.  The OTS’s capital regulations require savings associations to meet three minimum capital standards:

o	a tangible capital ratio requirement of 1.5% of adjusted total assets;
o
a leverage ratio of 4% of Tier 1 (core) capital to adjusted total assets (3% for institutions that are not anticipating or experiencing significant growth and have well diversified risk; i.e., generally, the highest examination rating); and

o	a risk-based capital ratio requirement of 8% of total capital (core and supplementary capital) to total risk-weighted assets of which at least half must be core capital

In addition, the prompt corrective action standards discussed below also established, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and Tier 2 (supplementary) capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset.  Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. Tier 2 (supplementary) capital includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of Tier 1 capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2010, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  A number of discretionary supervisory actions could also be taken, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

In addition to the increase in capital requirements set forth in the Dodd-Frank Act, Federal bank regulators have the authority to impose higher capital requirements on an individual bank basis. These requirements may be greater than those set forth in the Dodd-Frank Act or that would qualify a bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If the Company or the Bank were to become subject to higher individual capital requirements, such action may have a negative impact on their ability to execute their business plans, as well as their ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in their operations.

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations.   Assessment rates range from 7 to 77.5 basis points.  The Dodd-Frank Act requires the FDIC to amend its procedures to base assessments on total assets less tangible equity rather than deposits.

On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act.  Initially, the base assessment rates will range from 2.5 to 45 basis points.  The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones.

The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions, a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 29, 2009.  The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  The Bank participates in the unlimited noninterest-bearing transaction account coverage; the Bank and the Company opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transactions accounts through December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ended December 31, 2010 averaged 1.02 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10.0 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2.0%.

The FDIC has the authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower.  Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks.  Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. See Item 1. Business. “Lending Activities – Loans to One Borrower.”

Qualified Thrift Lender Test.  Federal law requires savings associations to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act subjects violations of the qualified thrift lender requirements to possible enforcement action for violation of the law.  As of December 31, 2010, the Bank maintained 71.65% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS.  If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company.  If the Bank’s capital ever fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the OTS could prohibit a proposed capital distribution, which is otherwise permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness.  The federal banking agencies have adopted Interagency Guidelines, prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the OTS determines that a savings association fails to meet any standard prescribed by the guidelines, the institution may be required to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in denials of applications for transactions such as mergers, acquisitions and branches.  The Bank received an “outstanding” Community Reinvestment Act rating in its most recently completed examination.  The responsibility for implementing the Community Reinvestment Act is not being transferred to the new Consumer Financial Protection Bureau but rather is remaining with the prudential regulators.

Transactions with Related Parties.  Federal law limits the Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with the Bank, including the Company, SI Bancorp, MHC and their non-savings institution subsidiaries).  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors.  However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is limited.  The laws limit both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement.  The OTS currently has primary enforcement responsibility over federal savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order for removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases.  The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.  The OTS’s enforcement authority will transfer to the Office of the Comptroller of the Currency under the Dodd-Frank Act regulatory restructuring.

Assessments.  Savings associations are required to pay assessments to the OTS to fund the agency’s operations. The general institution (and savings and loan holding companies) assessment, paid on a semi-annual basis, is computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its business.  The OTS assessments paid by the Bank for 2010 were $234,000.  The Office of the Comptroller of the Currency similarly assesses its regulated institutions to fund its operations.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Banks provide a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB of Boston.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2010 of $8.4 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. Such requirements, and general financial condition, affect the amount of dividends that the Federal Home Loan Banks pay to their members and the rate of interest that the Federal Home Loan Banks impose on advances to their members.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts).  For 2010, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually and, for 2011, require a 3.0% ratio for up to $58.8 million and an exemption of $10.7 million.  The Bank complies with the foregoing requirements.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:

o	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

The operations of the Bank also are subject to the:

o
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumers’ financial records and prescribes procedures for complying with administrative subpoenas of financial records;

o
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

o
Check Clearing for the 21st Century Act (also known as “Check 21"), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General.  The Company is a unitary savings and loan holding company within the meaning of federal law. As such, it is registered with the OTS and is subject to OTS regulations, examinations, supervision, reporting requirements and regulations.  In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.  The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

As part of the Dodd-Frank Act regulatory restructuring, the OTS’s authority over savings and loan holding companies will be transferred to the Federal Reserve Board, which is the agency that regulates and supervises bank holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior regulatory approval, and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, factors considered include, among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

No acquisition may be approved that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies.  Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15.0 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all banks and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Bank must notify the OTS thirty days before declaring any dividend to the Company.  The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws
The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. As a result, the Company files quarterly and annual reports with the SEC and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act. Upon completion of the conversion and offering, the Company’s common stock will be registered with the SEC under the Securities Exchange Act. As a result, the Company will be required to file quarterly and annual reports with the SEC and will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries.  With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2007.  The Company’s maximum federal income tax rate was 34.0% for 2010.

Bad Debt Reserves.  For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve.  A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method.  The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500.0 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  However, those tax-based bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the institution failed certain tests.  Approximately $3.7 million of the Bank’s accumulated tax-based bad debt reserves would not be recaptured into taxable income unless it makes a “non-dividend distribution” to the Company as described below.

Distributions.  If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s unrecaptured tax-based bad debt reserves, including the balance of its Base Year Reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income.  Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation.  Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate.  The Bank does not intend to pay non-dividend distributions that would result in a recapture of any portion of its bad debt reserves.

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax.  The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax.  The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income.  Connecticut taxable income is multiplied by the state tax rate (7.5% for fiscal year 2010) to arrive at Connecticut income tax.

In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions.  This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution.  The Bank’s formation of a passive investment company in January 1999 substantially eliminates the state income tax expense of the Company and its subsidiaries under current law.  See Item 1. Business.  “Subsidiary Activities – SI Mortgage Company” for a discussion of the Bank’s passive investment company.

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion.  Certain executive officers of the Bank also serve as executive officers of the Company.  The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank.  The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	56	President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group
Brian J. Hull	50	Executive Vice President, Chief Financial Officer and Treasurer of Savings Institute Bank and Trust Company and SI Financial Group
David T. Weston	48	Senior Vice President and Senior Trust Officer of Savings Institute Bank and Trust Company
William E. Anderson, Jr.	41	Senior Vice President and Retail Banking Officer of Savings Institute Bank and Trust Company
Laurie L. Gervais	46	Senior Vice President and Director of Human Resources of Savings Institute Bank and Trust Company
Michael J. Moran	62	Senior Vice President and Senior Credit Officer of Savings Institute Bank and Trust Company
___________
(1)	Ages presented are as of December 31, 2010.

Biographical Information:

Rheo A. Brouillard has been the President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group since 1995 and 2004, respectively.  Mr. Brouillard has been a director of the Company since 1995.

Brian J. Hull has been Executive Vice President since 2002 and Chief Financial Officer and Treasurer since he joined Savings Institute Bank and Trust Company in 1997.  Mr. Hull has served as Chief Financial Officer and Treasurer of Savings Institute Bank and Trust Company and SI Financial Group since 2000 and 2004, respectively.

David T. Weston has been Senior Vice President and Senior Trust Officer since 2008.  Mr. Weston oversees wealth management services, which includes trust, investment and insurance operations.  Mr. Weston served as a Vice President within Savings Institute Bank and Trust Company’s Trust Department since 2004.

William E. Anderson, Jr. was named Senior Vice President in 2009 after having served as Vice President since 2002.  Mr. Anderson joined Savings Institute Bank and Trust Company in 1995.

Laurie L. Gervais was named Senior Vice President in 2009 after having served as Vice President since 2003.  Ms. Gervais serves as Senior Vice President and Corporate Secretary for SI Financial Group.  Ms. Gervais joined Savings Institute Bank and Trust Company in 1983.

Michael J. Moran has been Senior Vice President and Senior Credit Officer since 2008 and previously held this position from 1998 through 2006.  Mr. Moran served as Senior Vice President and Senior Commercial Real Estate Officer from January 2007 until November 2008.  Mr. Moran joined Savings Institute Bank and Trust Company in 1995.

Item 1A.  Risk Factors.

Prospective investors in the Company’s common stock should carefully consider the following factors.

o
The economic recession could result in increases in the Bank’s level of nonperforming loans and/or reduce demand for its products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Our local economy has mirrored the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in the counties in which we have offices in Connecticut. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit, which would hurt our revenues.

o
The Bank’s level of nonperforming loans and classified assets expose it to increased risk of loss. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the Bank’s loan portfolio.

At December 31, 2010, loans that were classified as either special mention, substandard, doubtful or loss totaled $36.1 million, representing 5.9% of total loans, including nonperforming loans of $4.9 million, representing 0.80% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market continues to weaken, we could experience loan losses or be required to add further reserves to our allowance for loan losses, either of which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2010, our allowance for loan losses totaled $4.8 million, which represented 0.78% of total loans and 97.44% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

o	The Bank’s commercial lending exposes us to lending risks.
At December 31, 2010, $302.8 million, or 49.7%, of our loan portfolio consisted of commercial real estate and commercial business loans. We intend to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

o	The Bank’s emphasis on residential mortgage loans and home equity loans exposes it to lending risks.
At December 31, 2010, $270.9 million, or 44.5%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $25.5 million, or 4.2%, of our loan portfolio consisted of home equity lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

o	The Company’s investment portfolio may suffer reduced returns, material losses or other-than-temporary impairment losses.
During an economic downturn, our investment portfolio could be subject to higher risk. The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an issuer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.

Our investment portfolio is also subject to increased risk as the valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e. the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in our financial statements is not reflective of prices at which actual transactions would occur.

Because of the risks set forth above, the value of our investment portfolio could decrease, we could experience reduced net investment income, and we could recognize investment losses, which could materially and adversely affect our results of operations, financial position and liquidity.

Additionally, we review our securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our equity securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. We are required to write-down the value of that security through a charge to earnings if we conclude that the decline is other-than-temporary. In the case of debt securities, we are required to charge to earnings any decreases in value that are credit-related. As of December 31, 2010, the amortized cost and the fair value of our available for sale securities portfolio totaled $181.6 million and $180.0 million, respectively, and the amortized cost and the fair value of our trading securities totaled $248,000. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write-down these securities. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity. For the years ended December 31, 2010 and 2009, we recognized other-than-temporary impairment losses on certain debt securities related to credit-related factors totaling $492,000 and $228,000, respectively.

o	Recently enacted regulatory reform may have a material impact on the Company’s operations.
On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which currently regulates the Bank, will be merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as the Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If the Company or the Bank were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on their ability to execute their business plans, as well as their ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in their operations.  See Item 1. Business. “Regulation and Supervision” for a discussion of regulatory capital requirements.

o	The Company’s inability to achieve profitability on new branches may negatively impact its earnings.
We consider our primary market area to consist of Hartford, Middlesex, New London, Tolland and Windham counties in Connecticut. However, the majority of our facilities are located in and a substantial portion of our business is derived from Windham county, which has the lowest median household income and the highest unemployment rate among the counties in Connecticut. To address this, in recent years, we have expanded our presence throughout our market area and may pursue further expansion through the establishment of additional branches in Hartford, Middlesex, New London and Tolland counties, each of which has more favorable economic conditions than Windham county. The profitability of our expansion policy will depend on whether the income that we generate from the additional branches we establish or purchase will offset the increased expenses resulting from operating new branches. We expect that it may take a period of time before new branches can become profitable, especially in areas in which we do not have an established presence. During this period, operating new branches may negatively impact our operating results.

o	Fluctuations in interest rates could reduce the Company’s profitability and affect the value of its assets.
Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) the ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) the ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities, our profitability could be adversely affected during any period of changes in interest rates.

o	The Company’s cost of operations is high relative to its assets. The Company’s failure to maintain or reduce its operating expenses could hurt its profits.
Our noninterest expenses totaled $31.5 million and $31.4 million for the years ended December 31, 2010 and 2009, respectively. We continue to analyze our expenses and achieve efficiencies where available, but we have experienced increased costs, a substantial portion of which are associated with the new full-service branches that we have opened or acquired since 2000. Although we have generated increases in both net interest income and noninterest income, our efficiency ratio remains high as a result of the higher operating expenses. Our efficiency ratio totaled 86.71% and 90.64% for the years ended December 31, 2010 and 2009, respectively. Failure to control or maintain our expenses could hurt future profits.

o	Strong competition within the Bank’s market area could hurt its profits and slow growth.
We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2010, we held approximately 1.60% of the deposits in Hartford, Middlesex, New London, Tolland and Windham counties in Connecticut, which represented the 13th market share of deposits out of 36 financial institutions in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

o	The Company is subject to liquidity risks.
Market conditions could negatively affect the level or cost of liquidity available to us, which would affect our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Core deposits and FHLB advances are our primary sources of funding. A significant decrease in our core deposits, an inability to renew FHLB advances, an inability to obtain alternative funding to core deposits or FHLB advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business and financial condition.

o	Increased and/or special FDIC assessments will hurt the Company’s earnings.
The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $393,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $3.5 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

o	If the goodwill recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability.
Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2010, we had $4.1 million of goodwill on our balance sheet. Companies evaluate goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Our annual review of our goodwill occurs in November. Write-downs of the amount of impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. For the years ended December 31, 2010 and 2009, we recorded goodwill impairment of $37,000 related to our Colchester branch acquisition and $57,000 related to our New London branch acquisition, respectively. Future evaluations of goodwill may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

o	Turmoil in the financial markets could have an adverse effect on the Company’s financial position or results of operations.
Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Company, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

o	The Company is subject to security and operational risks relating to use of its technology that could damage its reputation and business.
Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business. Additionally, we outsource our data processing to a third-party. If our third-party provider encounters difficulties or if we have difficulty in communicating with such third-party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company conducts its business through its executive office at 803 Main Street, Willimantic, Connecticut, its 21 branch offices located in Connecticut and its trust servicing office located in Rutland, Vermont.  Of the 22 offices, 4 are owned and 18 are leased.  Lease expiration dates range from 2011 to 2028 with renewal options of 5 to 20 years.

Number of
Office Locations	Offices

Connecticut:
New London County	8
Windham County	7
Tolland County	3
Hartford County	2
Middlesex County	1

Vermont:
Rutland County	1

Total:	22

Additionally, the Bank owns or leases 3 other properties used, in part, for banking operations and an employee training center.  The total net book value of the properties at December 31, 2010 was $9.2 million.  See Notes 6 and 12 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more information.

Item 3.  Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business.  At December 31, 2010, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

Item 4.  [Removed and Reserved]

PART II.

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The market for the registrant’s common equity and related shareholder matters required by this item is incorporated herein by reference to the section captioned “Common Stock Information” in the Company’s Annual Report to Shareholders.

For a description of restrictions on the Bank’s ability to pay dividends to the Company and the Company’s ability to pay cash dividends, see Item 1.  Business.  “Regulation and Supervision – Regulation of Federal Savings Associations - Limitation on Capital Distributions” in this annual report on Form 10-K and Note 18 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more information.

Item 6.  Selected Financial Data.

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements and notes appearing elsewhere in this annual report.

Selected Financial Condition Data:	At December 31,
(In Thousands)	2010	2009	2008	2007	2006

Total assets	$926,409	$872,354	$853,122	$790,198	$757,037
Cash and cash equivalents	78,321	24,204	23,203	20,669	26,108
Securities available for sale	180,036	183,562	162,699	141,914	119,508
Loan receivable, net	606,214	607,692	617,263	587,538	574,111
Deposits (1)	664,139	662,378	624,276	551,772	541,922
Federal Home Loan Bank advances	114,169	116,100	139,600	141,619	111,956
Junior subordinated debt owed to unconsolidated trust(s)	8,248	8,248	8,248	8,248	15,465
Total shareholders' equity	81,104	77,462	72,927	82,087	82,386

Selected Operating Data:	Years Ended December 31,
(In Thousands, Except Per Share Data)	2010	2009	2008	2007	2006

Interest and dividend income	$39,875	$43,385	$46,499	$43,347	$40,777
Interest expense	13,824	18,861	22,459	21,783	18,261
Net interest income	26,051	24,524	24,040	21,564	22,516
Provision for loan losses	902	2,830	1,369	1,062	881
Net interest income after provision for loan losses	25,149	21,694	22,671	20,502	21,635
Noninterest income	10,685	10,181	3,136	9,378	8,258
Noninterest expenses	31,518	31,405	30,040	27,928	25,959
Income (loss) before income tax provision (benefit)	4,316	470	(4,233)	1,952	3,934
Income tax provision (benefit)	1,313	35	(1,360)	540	1,156
Net income (loss)	$3,003	$435	$(2,873)	$1,412	$2,778

Basic income (loss) per share	$0.26	$0.04	$(0.25)	$0.12	$0.24
Diluted income (loss) per share	$0.26	$0.04	$(0.25)	$0.12	$0.23

Selected Operating Ratios:	At or For the Years Ended December 31,
Performance Ratios:	2010	2009	2008	2007	2006
Return (loss) on average assets	0.34%	0.05%	(0.34)%	0.18%	0.38%
Return (loss) on average equity	3.70	0.58	(3.71)	1.71	3.44
Interest rate spread (2)	2.88	2.67	2.61	2.47	2.81
Net interest margin (3)	3.12	2.98	3.00	2.98	3.26
Noninterest expenses to average assets	3.55	3.61	3.55	3.66	3.56
Dividend payout ratio (4)	13.49	41.61	(25.63)	57.61	27.98
Efficiency ratio (5)	86.71	90.64	88.72	90.57	83.58
Average interest-earning assets to average interest-bearing liabilities	114.40	113.28	113.83	117.02	117.07
Average equity to average assets	9.14	8.68	9.16	10.88	11.07

Capital Ratios:
Total risk-based capital ratio	15.34	14.30	13.32	15.21	15.84
Tier 1 risk-based capital ratio	14.40	13.36	12.33	14.37	14.86
Tier 1 capital ratio	7.81	8.02	7.59	8.75	8.97

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.78	0.80	0.97	0.89	0.76
Allowance for loan losses as a percent of nonperforming loans	97.44	162.65	64.83	68.72	313.58
Net charge-offs to average outstanding loans during period	0.16	0.64	0.09	0.03	0.03

___________
(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Dividends paid divided by basic net income.
(5)	Represents noninterest expenses divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and other-than-temporary impairment of securities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders attached hereto as Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders attached hereto as Exhibit 13.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Shareholders attached hereto as Exhibit 13.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and of the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria.

Changes in Internal Control Over Financial Reporting
In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Executive Officers
Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Code of Ethics
Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance and Board Matters – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.  A copy of the code of ethics and business conduct is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit Committee” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

Information regarding executive compensation and the compensation committee report required by this item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Matters - Directors’ Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	496,750	$9.55	118,873
Equity compensation plans not approved by security holders	-	-	-
Total	496,750	$9.55	118,873

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Corporate Governance
Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters– Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned ”Audit-Related Matters – Audit Fees” and “Audit-Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(1)  Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:
o	Report of Independent Registered Public Accounting Firm
o	Consolidated Balance Sheets as of December 31, 2010 and 2009
o	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
o	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
o	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
o	Notes to Consolidated Financial Statements

Such financial statements are incorporated by reference to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report to Shareholders.

(2)  Financial Statement Schedules
All financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto included in the Company’s Annual Report to Shareholders.

(3)  Exhibits
The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	*Savings Institute Profit Sharing and 401(k) Savings Plan (3)

10.2	*Employee Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.3	* Employee Agreement between Brian J. Hull, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.4	*Amended and Restated Savings Institute Bank and Trust Employee Severance Compensation Plan (5)

10.5	*Savings Institute Directors Retirement Plan (3)

10.6	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (5)

10.7	* Savings Institute Group Term Replacement Plan (3)

10.8	* Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (3)

10.9	*Form of First Amendment to Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (5)

10.10	*Form of Savings Institute Director Deferred Fee Agreement (5)

10.11	*Form of Savings Institute Director Consultation Plan (3)

10.12	*SI Financial Group, Inc. 2005 Equity Incentive Plan (6)

10.13	*Change in Control Agreement, and related amendments, by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and David T. Weston (5)

10.14	*Change in Control Agreement between Laurie Gervais, SI Financial Group, Inc., Savings Institute Bank and Trust Company (1)

10.15	*Change in Control Agreement between Michael Moran, SI Financial Group, Inc., Savings Institute Bank and Trust Company (7)

10.16	*Form of Section 409A Amendment to the Change in Control Agreement (2)

13.0	Annual Report to Shareholders

21.0	List of Subsidiaries

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________
*     Management contract or compensation plan or arrangement.

(1)
Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

(2)
Incorporated herein by reference into this document from the Exhibits to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on February 17, 2011.

(3)
Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-116381), and any amendments thereto, filed with the Securities and Exchange Commission on June 10, 2004.

(4)
Incorporated herein by reference into this document from the Exhibits on the Company’s Annual Report on Form 10-K/A (File No. 000-50801) filed with the Securities and Exchange Commission on April 17, 2009.

(5)
Incorporated herein by reference into this document from the Exhibits on the Company’s Annual Report on Form 10-K (File No. 000-50801) filed with the Securities and Exchange Commission on March 27, 2009.

(6)
Incorporated by reference into this document from the Appendix to the Proxy Statement for the 2005 Annual Meeting of Shareholders (File No. 000-50801) filed with the Securities and Exchange Commission on April 6, 2005.

(7)
Incorporated herein by reference into this document from the Exhibits to the Company’s Quarterly Report on Form 10-Q (File No. 000-50801) filed with the Securities and Exchange Commission on November 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Company, Inc.

By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive	March 28, 2011
Rheo A. Brouillard	Officer (principal executive officer)

/s/ Brian J. Hull	Executive Vice President, Treasurer	March 28, 2011
Brian J. Hull	and Chief Financial Officer (principal
accounting and financial officer)

/s/ Henry P. Hinckley	Chairman of the Board	March 28, 2011
Henry P. Hinckley

/s/ Donna M. Evan	Director	March 28, 2011
Donna M. Evan

/s/ Roger Engle	Director	March 28, 2011
Roger Engle

/s/ Robert O. Gillard	Director	March 28, 2011
Robert O. Gillard

/s/ Mark D. Alliod	Director	March 28, 2011
Mark D. Alliod

/s/ Michael R. Garvey	Director	March 28, 2011
Michael R. Garvey