Form 10-Q
period 2011-03-31
SI Financial Group, Inc.
filed 2011-05-11
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number:  0-54241

SI FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	80-0643149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 Main Street, Willimantic, Connecticut	06226
(Address of principal executive offices)	(Zip Code)

(860) 423-4581
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 2, 2011, there were 10,576,302 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	March 31, 2011	December 31, 2010
ASSETS:
Cash and due from banks:
Noninterest-bearing	$11,984	$11,204
Interest-bearing	2,852	2,287
Federal funds sold	34,700	64,830
Total cash and cash equivalents	49,536	78,321

Trading securities, at fair value	269	248
Available for sale securities, at fair value	217,204	180,036
Loans held for sale	1,776	7,371
Loans receivable (net of allowance for loan losses of $4,563 at March 31, 2011 and $4,799 at December 31, 2010)	608,506	606,214
Federal Home Loan Bank stock, at cost	8,388	8,388
Bank-owned life insurance	8,796	9,024
Premises and equipment, net	12,521	12,123
Goodwill and other intangibles	4,121	4,126
Accrued interest receivable	3,357	3,113
Deferred tax asset, net	5,417	5,729
Other real estate owned, net	830	1,285
Prepaid FDIC deposit insurance assessment	2,350	2,576
Other assets	6,360	7,855
Total assets	$929,431	$926,409

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$67,049	$66,845
Interest-bearing	604,325	593,869
Total deposits	671,374	660,714

Mortgagors' and investors' escrow accounts	1,791	3,425
Federal Home Loan Bank advances	109,169	114,169
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Stock offering escrow	-	48,325
Accrued expenses and other liabilities	9,914	10,424
Total liabilities	800,496	845,305

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 35,000,000 and 75,000,000 shares authorized; 10,576,849 and 12,563,750 shares issued; 10,576,302 and 11,777,496 shares outstanding at March 31, 2011 and December 31, 2010, respectively)	106	126
Additional paid-in-capital	94,518	52,198
Unallocated common shares held by ESOP	(5,928)	(2,907)
Unearned restricted shares	(23)	(25)
Retained earnings	40,770	40,859
Accumulated other comprehensive loss	(503)	(1,108)
Treasury stock, at cost (547 and 786,254 shares at March 31, 2011 and December 31, 2010, respectively)	(5)	(8,039)
Total shareholders' equity	128,935	81,104
Total liabilities and shareholders' equity	$929,431	$926,409

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income:
Loans, including fees	$7,908	$8,411
Securities:
Taxable interest	1,561	1,755
Tax-exempt interest	1	15
Dividends	20	5
Other	30	23
Total interest and dividend income	9,520	10,209

Interest expense:
Deposits	1,897	2,664
Federal Home Loan Bank advances	1,012	1,076
Subordinated debt	83	39
Total interest expense	2,992	3,779

Net interest income	6,528	6,430

Provision for loan losses	210	170

Net interest income after provision for loan losses	6,318	6,260

Noninterest income:
Total other-than-temporary impairment losses on securities	-	(378)
Portion of losses recognized in other comprehensive income	-	207
Net impairment losses recognized in earnings	-	(171)
Service fees	1,180	1,259
Wealth management fees	1,066	1,019
Increase in cash surrender value of bank-owned life insurance	72	71
Net gain on sale of securities	35	267
Mortgage banking fees	169	130
Net gain in fair value on trading securities and derivatives	27	-
Net loss on disposal of equipment	(7)	-
Other	107	38
Total noninterest income	2,649	2,613

Noninterest expenses:
Salaries and employee benefits	4,144	4,141
Occupancy and equipment	1,535	1,421
Computer and electronic banking services	956	941
Outside professional services	267	249
Marketing and advertising	160	182
Supplies	135	141
FDIC deposit insurance and regulatory assessments	305	339
Contribution to SI Financial Group Foundation	500	-
Other	711	723
Total noninterest expenses	8,713	8,137

Income before income tax provision	254	736
Income tax provision	45	243
Net income	$209	$493

Net income per share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(In Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in	Unallocated Common Shares Held by	Unearned Restricted	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders'
	Shares	Dollars	Capital	ESOP	Shares	Earnings	Loss	Stock	Equity

Balance at December 31, 2010	12,563,750	$126	$52,198	$(2,907)	$(25)	$40,859	$(1,108)	$(8,039)	$81,104
Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	(1,986,901)	(20)	42,306	-	-	-	-	8,039	50,325
Comprehensive income:
Net income	-	-	-	-	-	209	-	-	209
Net unrealized gain on available for sale securities, net of reclassification adjustment and tax effects	-	-	-	-	-	-	556	-	556
Net unrealized gain on interest-rate swap derivative	-	-	-	-	-	-	49	-	49
Total comprehensive income									814
Cash dividends declared ($0.03 per share)	-	-	-	-	-	(298)	-	-	(298)
Equity incentive plan shares earned	-	-	18	-	2	-	-	-	20
Shares purchased for ESOP pursuant to reorganization (392,670 shares)	-	-	-	(3,141)	-	-	-	-	(3,141)
Allocation of 12,159 ESOP shares	-	-	(6)	120	-	-	-	-	114
Tax benefit from share-based compensation	-	-	2	-	-	-	-	-	2
Treasury stock purchased (547 shares)	-	-	-	-	-	-	-	(5)	(5)
Balance at March 31, 2011	10,576,849	$106	$94,518	$(5,928)	$(23)	$40,770	$(503)	$(5)	$128,935

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands / Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$209	$493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	210	170
Employee stock ownership plan expense	114	45
Equity incentive plan expense	20	155
Excess tax benefit from share-based compensation	(2)	(2)
Amortization of investment premiums and discounts, net	103	54
Amortization of loan premiums and discounts, net	204	154
Depreciation and amortization of premises and equipment	461	475
Amortization of core deposit intangible	5	8
Net gain on sale of securities	(35)	(267)
Net gain on trading securities	(21)	-
Deferred income tax benefit	-	(43)
Loans originated for sale	(14,249)	(9,280)
Proceeds from sale of loans held for sale	19,785	7,624
Net gain on sale of loans	(124)	(67)
Net loss on disposal of equipment	7	-
Net loss on sales or write-downs of other real estate owned	62	34
Increase in cash surrender value of bank-owned life insurance	(72)	(71)
Gain on bank-owned life insurance proceeds	(120)	-
Other-than-temporary impairment losses on securities	-	171
Change in operating assets and liabilities:
Accrued interest receivable	(244)	(31)
Other assets	1,134	(2,114)
Accrued expenses and other liabilities	(614)	431
Net cash provided by (used in) operating activities	6,833	(2,061)

Cash flows from investing activities:
Purchases of available for sale securities	(47,374)	(26,764)
Proceeds from sales of available for sale securities	1,065	9,071
Proceeds from maturities of and principal repayments on available for sale securities	9,917	15,313
Net decrease in loans	14,633	12,978
Purchases of loans	(17,419)	(7,296)
Proceeds from sale of other real estate owned	473	443
Purchases of premises and equipment	(866)	(126)
Proceeds from bank-owned life insurance	600	-
Net cash (used in) provided by investing activities	(38,971)	3,619

Cash flows from financing activities:
Net increase in deposits	10,660	10,983
Net decrease in mortgagors' and investors' escrow accounts	(1,634)	(1,701)
Proceeds from Federal Home Loan Bank advances	14,000	7,386
Repayments of Federal Home Loan Bank advances	(19,000)	(9,386)
Net proceeds from common stock offering	2,769	-
Excess tax benefit from share-based compensation	2	2
Purchase of shares by ESOP pursuant to reorganization	(3,141)	-
Cash dividends on common stock	(298)	-
Treasury stock purchased	(5)	(3)
Net cash provided by financing activities	3,353	7,281

(continued on next page)

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(In Thousands / Unaudited)

	Three Months Ended March 31,
	2011	2010

Net change in cash and cash equivalents	(28,785)	8,839
Cash and cash equivalents at beginning of period	78,321	24,204
Cash and cash equivalents at end of period	$49,536	$33,043

Supplemental cash flow information:
Interest paid	$3,009	$3,784
Income taxes paid, net	-	1
Transfer of stock offering escrow for issuance of common shares	47,556	-
Transfer of loans to other real estate owned	80	1,003
Due from broker	-	2,160

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”).  Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut.  The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-one offices in eastern Connecticut.  Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans.  In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s Connecticut offices.  SI Trust Servicing, a third-party provider of trust outsourcing services for community banks, expands the wealth management products offered by the Bank, and offers trust services to other community banks.  The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

Effective January 12, 2011, the Company completed its public stock offering and the concurrent conversion of the Bank from the mutual holding company form of organization to the stock form of organization (the “Conversion”).  A total of 6,544,493 shares of common stock were sold in the subscription and community offerings at $8.00 per share, including 392,670 shares purchased by the Bank’s Employee Stock Ownership Plan (“ESOP”).  Additional shares totaling 4,032,356 were issued in exchange for shares of the former SI Financial Group, Inc., at an exchange ratio of 0.8981.  Shares outstanding after the stock offering and the exchange total 10,576,849.  Net proceeds received from the reorganization and stock offering totaled $50.3 million, net of costs of $2.0 million.  Net income per share and the weighted average shares outstanding for the three months ended March 31, 2010 have been restated to reflect the Conversion.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc.  All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry.  Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited.  These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2010 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2011.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the year ending December 31, 2011.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheets and reported amounts of revenues and expenses for the periods presented.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment (“OTTI”) of securities, deferred income taxes and the impairment of long-lived assets.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Reclassifications
Certain amounts in the Company’s 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.  Such reclassifications had no effect on net income.

Loans Receivable
Loans receivable are stated at current unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs.  Management has the ability and intent to hold its loans receivable for the foreseeable future or until maturity or pay-off.

A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impairment is measured on a loan by loan basis for residential and commercial mortgage loans and commercial business loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrower’s financial condition, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

Management considers all nonaccrual loans and TDRs to be impaired.  In most cases, loan payments less than 90 days past due are considered minor collection delays and the related loans are generally not considered impaired.

Allowance for Loan Losses
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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

The qualitative factors are determined based on the various risk characteristics for each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential – 1 to 4 Family – The Company does not originate conventional loans with loan-to-value ratios exceeding 95% and generally originates loans with loan-to-value ratios in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality of this segment.

Multi-family and Commercial Real Estate – Loans in this segment are originated for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties.  Management continually monitors the cash flows of these loans.

Construction – This segment includes loans to individuals, and to a lesser extent builders, to finance the construction of residential dwellings.  The Bank also originates construction loans for commercial development projects.  Upon the completion of construction, the loan generally converts to a permanent mortgage loan.  Credit risk is affected by cost overruns, time to sell at an adequate price and market conditions.

Commercial Business – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy and reduced viability of the industry in which the customer operates will have a negative impact on the credit quality in this segment.

Consumer – Loans in this segment primarily include home equity lines of credit, and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles, as well as unsecured loans.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

o
Unallocated allowance.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In computing the allowance for loan losses, we do not assign a general valuation allowance to the USDA and SBA loans that we purchase as such loans are fully guaranteed.  These loans are included in commercial business loans.

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while management believes it has established the allowance for loan losses in conformity with U.S. generally accepted accounting principles, the regulatory agencies, in reviewing the loan portfolio, may request us to increase our allowance for loan losses based on judgments different from ours.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Interest and Fees on Loans
Interest on loans is accrued and included in net interest income based on contractual rates applied to principal amounts outstanding.  Accrual of interest is discontinued when loan payments are 90 days or more past due, based on contractual terms, or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain.  Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal.  A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.  Interest collected on nonaccrual loans and impaired loans is recognized only to the extent cash payments are received, and may be recorded as a reduction to principal if the collectibility of the principal balance of the loan is unlikely.

Loan origination fees and direct loan origination costs are deferred, and the net amount is recognized as an adjustment of the related loan's yield utilizing the interest method over the contractual life of the loan.

Recent Accounting Pronouncements
Fair Value Measurement Disclosures – In January 2010, the Financial Accounting Standards Board (“FASB”) amended its standards related to the disclosure of fair value measurements to require:  (1) separate disclosure of significant amounts transferred in and out of Levels 1 and 2 fair value measurement categories, (2) a reconciliation of activity in the Level 3 fair value measurement category to present separately information relating to purchases, sales, issuances and settlements, (3) greater disaggregation of the assets and liabilities for which fair value measurements are presented and (4) expanded disclosure of the valuation techniques and inputs used to measure assets and liabilities in Levels 2 and 3 fair value measurement categories.  The Company adopted these amendments effective January 1, 2010, with the exception of the requirement related to the reconciliation of activity in Level 3 fair value measurement category, which was adopted effective January 1, 2011.  The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

Scope Exception Related to Embedded Credit Derivatives – In March 2010, the FASB amended its standards related to derivatives and hedging to clarify that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  Upon initially adopting the amendments of this update, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset.  The provisions of the update became effective on July 1, 2010.  The Company recorded a cumulative effect adjustment for a change in accounting principle as a reduction to retained earnings and an increase in accumulated other comprehensive income of $652,000 related to the adoption of this update for the year ended December 31, 2010.  See Note 3 for related disclosures.

Credit Quality of Financing Receivables and the Allowance for Credit Losses – In July 2010, the FASB issued guidance requiring additional disclosures that facilitate financial statement users’ evaluation of: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this amendment had a significant impact on the Company’s disclosures. See Note 4 for additional disclosures.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring – In April 2011, the FASB issued additional guidance to creditors in evaluating whether a modification or restructuring of a loan is a troubled debt restructuring to limit diversity in the application GAAP which could adversely affect comparability of financial statements.  The update provides guidance on (1) how to determine whether a creditor has granted a concession and (2) whether a borrower is experiencing financial difficulty.  For public entities, the amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption.  This amendment is not expected to have a significant impact on the Company’s consolidated financial statements.

Reconsideration of Effective Control for Repurchase Agreements – In April 2011, the FASB issued guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendment is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  This amendment is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Unvested restricted shares are considered outstanding in the computation of basic net income per share since the shares participate in dividends and the rights to the dividends are non-forfeitable.  Diluted net income per share is computed in a manner similar to basic net income per share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  The Company’s common stock equivalents relate solely to stock options.  Treasury shares and unallocated common shares held by the Bank’s ESOP are not deemed outstanding for net income per share calculations.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented.  The Company had anti-dilutive common shares outstanding of 416,677 and 423,589 for the three months ended March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2010, all common stock equivalents were anti-dilutive and were not included in the computation of diluted income per share.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

The computation of net income per share is as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Share Amounts)
Net income	$209	$493

Weighted average common shares outstanding: (1)
Basic	10,114,324	10,297,874
Effect of dilutive stock options	18,751	-
Diluted	10,133,075	10,297,874

Net income per share: (1)
Basic	$0.02	$0.05
Diluted	$0.02	$0.05
_______________
(1) The number of shares outstanding for the three months ended March 31, 2011 has been adjusted to reflect that on January 12, 2011, each outstanding share was converted to 0.8981 shares of Company common stock in connection with the Conversion.  For comparison purposes, the weighted average shares outstanding and resulting net income per share for the three months ended March 31, 2010 have been restated to reflect the Conversion.

NOTE 3.  SECURITIES

Trading securities:
During the third quarter of 2010, the Company elected to record two collateralized debt obligations at fair value, previously reported as available for sale securities, and reclassified them to trading securities in accordance with applicable guidance.  These securities had amortized costs and fair values of $269,000 and $248,000 at March 31, 2011 and December 31, 2010, respectively.  Cumulative unrealized losses at the date of election totaling $652,000 were reclassified from accumulated other comprehensive loss to retained earnings as a cumulative effect adjustment resulting from a change in accounting principle.  The Company does not purchase securities with the intent of selling them in the near term, thus there are no other securities in the trading portfolio.  For the three months ended March 31, 2011, the net gain in fair value on trading securities held at the reporting date was $21,000, and is included in net gain in fair value on trading securities and derivatives on the statements of income.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$35,963	$195	$(130)	$36,028
Government-sponsored enterprises	36,082	209	(260)	36,031
Mortgage-backed securities:(2)
Agency - residential	100,703	2,874	(258)	103,319
Non-agency - residential	10,177	244	(634)	9,787
Non-agency - HELOC	3,638	-	(398)	3,240
Corporate debt securities	15,047	262	(19)	15,290
Collateralized debt obligations	6,458	-	(2,998)	3,460
Obligations of state and political subdivisions	6,644	120	(50)	6,714
Tax-exempt securities	140	3	-	143
Foreign government securities	75	-	-	75
Total debt securities	214,927	3,907	(4,747)	214,087

Equity securities:
Equity securities - financial services	1,288	116	(2)	1,402
Equity securities - other	1,696	37	(18)	1,715
Total equity securities	2,984	153	(20)	3,117
Total available for sale securities	$217,911	$4,060	$(4,767)	$217,204
_______________
(1)	Net of OTTI write-downs recognized in earnings.
(2)
Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

	December 31, 2010
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$23,399	$197	$(13)	$23,583
Government-sponsored enterprises	29,912	283	(202)	29,993
Mortgage-backed securities:(2)
Agency - residential	84,408	3,132	(170)	87,370
Non-agency - residential	11,039	127	(711)	10,455
Non-agency - HELOC	3,797	-	(598)	3,199
Corporate debt securities	14,502	252	(37)	14,717
Collateralized debt obligations	6,466	-	(3,934)	2,532
Obligations of state and political subdivisions	6,800	157	(52)	6,905
Tax-exempt securities	140	4	-	144
Foreign government securities	100	-	-	100
Total debt securities	180,563	4,152	(5,717)	178,998

Equity securities:
Equity securities - financial services	1,024	27	(13)	1,038
Total available for sale securities	$181,587	$4,179	$(5,730)	$180,036

_______________
(1)	Net of OTTI write-downs recognized in earnings.
(2)
Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at March 31, 2011 are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$7,067	$7,148
After 1 but within 5 years	43,457	43,622
After 5 but within 10 years	14,220	14,231
After 10 years	35,665	32,740
	100,409	97,741
Mortgage-backed securities	114,518	116,346
Total debt securities	$214,927	$214,087

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

The following is a summary of realized gains and losses on the sale of securities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Gross gains on sales	$35	$485
Gross losses on sales	-	(218)
Net gain on sale of securities	$35	$267

Proceeds from the sale of available for sale securities were $1.1 million and $9.1 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
March 31, 2011:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$14,627	$124	$753	$6	$15,380	$130
Government-sponsored enterprises	19,767	260	-	-	19,767	260
Mortgage-backed securities:
Agency - residential	26,211	234	1,062	24	27,273	258
Non-agency - residential	384	8	6,078	626	6,462	634
Non-agency - HELOC	-	-	3,240	398	3,240	398
Corporate debt securities	2,727	19	-	-	2,727	19
Collateralized debt obligations	45	42	3,415	2,956	3,460	2,998
Obligations of state and political subdivisions	1,495	50	-	-	1,495	50
Equity securities - financial services	108	2	-	-	108	2
Equity securities - other	608	18	-	-	608	18
Total	$65,972	$757	$14,548	$4,010	$80,520	$4,767

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

	Less Than 12 Months		12 Months Or More		Total
December 31, 2010:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$2,053	$4	$858	$9	$2,911	$13
Government-sponsored enterprises	16,636	202	-	-	16,636	202
Mortgage-backed securities:
Agency - residential	15,881	170	-	-	15,881	170
Non-agency - residential	2,805	9	6,512	702	9,317	711
Non-agency - HELOC	-	-	3,198	598	3,198	598
Corporate debt securities	3,667	37	-	-	3,667	37
Collateralized debt obligations	28	60	2,504	3,874	2,532	3,934
Obligations of state and political subdivisions	1,493	52	-	-	1,493	52
Equity securities - financial services	-	-	747	13	747	13
Total	$42,563	$534	$13,819	$5,196	$56,382	$5,730

At March 31, 2011, fifty-four debt securities with gross unrealized losses had aggregate depreciation of 5.61% of the Company’s amortized cost basis.  The majority of the unrealized losses related to the Company’s non-agency mortgage-backed securities and collateralized debt obligations as discussed below. The Company did not recognize net impairment losses on securities for the three months ended March 31, 2011.  For the three months ended March 31, 2010, the Company recognized net impairment losses of $171,000 on investments deemed other-than-temporarily impaired. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at March 31, 2011.

Debt Securities:
U.S. Government and Agency Obligations and Government-Sponsored Enterprises.  The unrealized losses on the Company’s U.S. Government and agency obligations and government-sponsored enterprises related primarily to a widening of the rate spread to comparable treasury securities.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

Mortgage-backed Securities – Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities.  The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Mortgage-backed Securities - Non-agency - Residential.  The unrealized losses on the Company’s non-agency-residential mortgage-backed securities are primarily due to the fact that these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral.  In particular, four non-agency mortgage-backed securities displayed market pricing significantly below book value or were rated below investment grade at March 31, 2011.  At March 31, 2011, management evaluated credit rating details for the tranche owned, as well as credit information on subordinate tranches, potential future credit losses and loss analyses.  Additionally, management reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities.  The Company previously recorded OTTI losses on one of the non-agency mortgage-backed securities totaling $1.1 million related to credit.  The Company did not record any further impairment losses at March 31, 2011 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.  See the table of non-agency mortgage-backed securities rated below investment grade as of March 31, 2011 for more details.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Mortgage-backed Securities - Non-agency - HELOC.  The unrealized loss on the Company’s non-agency - HELOC mortgage-backed security is related to one security whose market has been illiquid.  This security is collateralized by home equity lines of credit secured by first and second liens and insured by Financial Security Assurance.  At March 31, 2011, management evaluated credit rating details, collateral support and loss analyses.  All of the unrealized losses on this security relate to factors other than credit.  Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at March 31, 2011.

Collateralized Debt Obligations.  The unrealized losses on the Company’s collateralized debt obligations related to investments in pooled trust preferred securities (“PTPS”).  The PTPS market continues to experience significant declines in market value as a result of market saturation.  Transactions for PTPS have been limited and have occurred primarily as a result of distressed or forced liquidation sales.

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS.  Management also reviewed analytics provided by the trustee and independent OTTI review and associated cash flow analyses performed by an independent third party.  The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support.  The increased number of bank and insurance company failures has decreased the level of credit support for these investments.  A number of lower tranche income issues have foregone payments or have received payment in kind through increased principal allocations.  The Company previously recorded OTTI losses on three PTPS investments totaling $1.2 million related to credit factors.  At March 31, 2011, based on the existing credit profile, management does not believe that these investments will suffer from any further credit-related losses.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at March 31, 2011.  See the table of collateralized debt obligations rated below investment grade as of March 31, 2011for more details.

Equity Securities:
The Company’s investments in marketable equity securities consist of common and preferred stock of companies in the financial services sector and common stock of companies in various other industries.  Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value.  Although certain issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe that the declines in market value are other-than-temporary at March 31, 2011.

For debt securities with OTTI losses, the Company estimated the portion of loss attributable to credit using a discounted cash flow model in accordance with applicable guidance.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate.  Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  Significant inputs for the collateralized debt obligations included estimated cash flows and prospective deferrals, defaults and recoveries based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on an analysis of the underlying financial condition of the individual issuers, with consideration of the account’s capital adequacy, credit quality, lending concentrations and other factors.  All cash flow estimates were based on the securities’ tranche structure and contractual rate and maturity terms.  The Company utilized the services of an independent third-party valuation firm to obtain information about the structure in order to determine how the underlying collateral cash flows will be distributed to each security issued from the structure.  The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss, if any.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

To the extent that continued changes in interest rates, credit movements and other factors that influence fair value of investments occur, the Company may be required to record additional impairment charges for OTTI in future periods.

The following table details the Company’s non-agency mortgage-backed security holdings that are rated below investment grade as of March 31, 2011 (dollars in thousands).

Security	Class (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (2)	Total Credit- Related OTTI (3)	Credit Support Coverage Ratios (4)

MBS 1	SSNR, AS	$2,690	$-	$448	$2,242	CCC	$-	0.51
MBS 2	SSUP, AS	216	211	-	427	CC	1,059	0.00
MBS 3	PT, AS	393	-	9	384	CC	-	0.78
MBS 4	CSTR	4,013	-	177	3,836	BB-	-	2.80
		$7,312	$211	$634	$6,889		$1,059
_______________
(1)	Class definitions: PT – Pass Through, AS – Accelerated, SSNR – Super Senior, SSUP – Senior Support and CSTR – Collateral Strip Interest.
(2)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3)	The OTTI amounts provided in the table represent cumulative credit loss amounts through March 31, 2011.
(4)
The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of loans within the delinquency pipeline.  The assumptions used are:  current collateral support/((60 day delinquencies x .60) + (90 day delinquencies x .70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

The following table details the Company’s collateralized debt obligations that are rated below investment grade as of March 31, 2011 (dollars in thousands).

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit- Related OTTI (2)	% of Current Performing Collateral Coverage

CDO 1	B1	$1,000	$-	$776	$224	CCC-	$-	110.6
CDO 2	B3	1,000	-	770	230	CCC-	-	110.6
CDO 3	MEZ	88	-	42	46	CC	34	124.0
CDO 4 (3)	B	269	-	-	269	CC	377	104.9
CDO 5 (3)	C	-	-	-	-	C	809	71.6
CDO 6	A2	2,637	-	913	1,724	CCC-	-	105.8
CDO 7	A1	1,733	-	497	1,236	CCC	-	139.3
		$6,727	$-	$2,998	$3,729		$1,220
_______________
(1)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2)	The OTTI amounts provided in the table represent cumulative credit loss amounts through March 31, 2011.
(3)	These securities were transferred from available for sale to trading securities during the quarter ended September 30, 2010.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income for the three months ended March 31, 2011.

Three Months Ended March 31, 2011
(In Thousands)
Balance at January 1, 2011	$1,093
Amounts related to credit for which OTTI losses were not previously recognized	-
Additional credit losses for which OTTI losses were previously recognized	-

Balance at March 31, 2011	$1,093

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$265,306	$270,923
Multi-family and commercial	155,594	160,015
Construction	6,877	6,952
Total real estate loans	427,777	437,890

Commercial business loans:
SBA & USDA guaranteed	130,355	116,492
Other	24,271	26,310
Total commercial business loans	154,626	142,802

Consumer loans:
Home equity	25,972	25,533
Other	3,044	3,167
Total consumer loans	29,016	28,700

Total loans	611,419	609,392

Deferred loan origination costs, net of fees	1,650	1,621
Allowance for loan losses	(4,563)	(4,799)
Loans receivable, net	$608,506	$606,214

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Allowance for Loan Losses
The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 and 2010:

	March 31, 2011
	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$915	$2,700	$64	$790	$330	$4,799

Provision for loan losses	81	(70)	109	(15)	105	210
Loans charged-off	(289)	(32)	(83)	(31)	(14)	(449)
Recoveries of loans previously charged-off	-	-	-	3	-	3
Balance at end of period	$707	$2,598	$90	$747	$421	$4,563

	March 31, 2010
	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,028	$2,443	$221	$906	$293	$4,891

Provision for loan losses	(20)	191	(25)	11	13	170
Loans charged-off	(44)	(222)	-	-	(4)	(270)
Recoveries of loans previously charged-off	1	-	-	-	1	2
Balance at end of period	$965	$2,412	$196	$917	$303	$4,793

Further information pertaining to the allowance for loan losses at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011
	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated for impairment	$20	$234	$-	$5	$-	$259
Allowance for loans collectively evaluated for impairment	687	2,364	90	742	421	4,304
Total loan loss allowance	$707	$2,598	$90	$747	$421	$4,563

Loans individually evaluated for impairment	$4,946	$6,829	$-	$52	$50	$11,877
Loans collectively evaluated for impairment	260,360	148,765	6,877	154,574	28,966	599,542
Total loans	$265,306	$155,594	$6,877	$154,626	$29,016	$611,419

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

	December 31, 2010
	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated for impairment	$212	$290	$-	$-	$-	$502
Allowance for loans collectively evaluated for impairment	703	2,410	64	790	330	4,297
Total loan loss allowance	$915	$2,700	$64	$790	$330	$4,799

Loans individually evaluated for impairment	$3,768	$6,169	$82	$116	$51	$10,186
Loans collectively evaluated for impairment	267,155	153,846	6,870	142,686	28,649	599,206
Total loans	$270,923	$160,015	$6,952	$142,802	$28,700	$609,392

Impaired and Nonaccrual Loans
The following represents an aging of loans at March 31, 2011 and December 31, 2010:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$2,882	$306	$3,034	$6,222	$259,084	$265,306	$-
Multi-family and commercial	858	-	29	887	154,707	155,594	-
Construction	-	-	-	-	6,877	6,877	-
Commercial Business:
SBA & USDA guaranteed	15,144	-	350	15,494	114,861	130,355	350
Other	-	-	46	46	24,225	24,271	-
Consumer:
Home equity	284	-	50	334	25,638	25,972	-
Other	10	2	-	12	3,032	3,044	-
Total	$19,178	$308	$3,509	$22,995	$588,424	$611,419	$350

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$2,387	$1,291	$2,364	$6,042	$264,881	$270,923	$-
Multi-family and commercial	597	-	44	641	159,374	160,015	-
Construction	-	-	82	82	6,870	6,952	-
Commercial Business:
SBA & USDA guaranteed	10,718	-	-	10,718	105,774	116,492	-
Other	-	-	46	46	26,264	26,310	-
Consumer:
Home equity	25	50	-	75	25,458	25,533	-
Other	10	1	-	11	3,156	3,167	-
Total	$13,737	$1,342	$2,536	$17,615	$591,777	$609,392	$-

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or fair value of collateral or observable market value) are lower than the carrying value of the loan.  For the periods presented, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment.  No additional funds are committed to be advanced to those borrowers whose loans are impaired.

The following is a summary of impaired and nonaccrual loans at March 31, 2011 and December 31, 2010:

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Total Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$4,761	$4,761	$-	$3,894
Multi-family and commercial	2,200	2,215	-	1,084
Commercial business	47	163	-	47
Consumer	50	50	-	50
Total	7,058	7,189	-	5,075

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	185	185	20	185
Multi-family and commercial	4,629	4,629	234	908
Commercial business	5	5	5	5
Total	4,819	4,819	259	1,098

Total impaired loans	$11,877	$12,008	$259	$6,173

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Total Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,212	$3,212	$-	$2,345
Multi-family and commercial	1,513	1,513	-	853
Construction	82	990	-	82
Commercial business	116	201	-	116
Consumer	51	51	-	51
Total	4,974	5,967	-	3,447

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	556	556	212	556
Multi-family and commercial	4,656	4,656	290	922
Total	5,212	5,212	502	1,478

Total impaired loans	$10,186	$11,179	$502	$4,925

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Additional information related to impaired loans is as follows:

	Three Months Ended March 31, 2011
	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Interest Income Received on Impaired Loans
Real Estate:
Residential - 1 to 4 family	$3,449	$-	$38
Multi-family and commercial	4,522	13	96
Construction	241	73	-
Commercial business	168	-	-
Total	$8,380	$86	$134

	Three Months Ended March 31, 2010
	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Interest Income Received on Impaired Loans
Real Estate:
Residential - 1 to 4 family	$3,250	$1	$13
Multi-family and commercial	1,263	39	39
Construction	2,207	-	-
Commercial business	130	-	1
Total	$6,850	$40	$53

Credit Quality Information
The Company utilizes an eight grade internal loan rating system for all loans in the portfolio, with the exception of its purchased Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) commercial business loans that are fully guaranteed by the U.S. government, as follows:

o	Pass (Ratings 1-4): Loans in these categories are considered low to average risk.

o	Special Mention (Rating 5): Loans in this category are starting to show signs of potential weakness and are being closely monitored by management.

o
Substandard (Rating 6): Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

o
Doubtful (Rating 7):  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

o	Loss (Rating 8): Loans in this category are considered uncollectible and of such little value that their continuance as loans is not warranted.

Management periodically reviews the ratings described above and the Company’s internal audit function reviews components of the credit files, including the assigned risk ratings, of certain commercial loans as part of its loan review.  Management incorporates these results into its audit process.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

The following table presents the Company’s loans by risk rating at March 31, 2011 and December 31, 2010:

	Real Estate Loans			Commercial Business		Consumer
March 31, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	SBA & USDA	Other	Home Equity	Other	Total Loans
	(In Thousands)
Not Rated	$-	$-	$-	$130,355	$-	$-	$-	$130,355
Pass	260,232	126,578	6,349	-	18,128	25,862	3,044	440,193
Special Mention	830	18,906	528	-	2,348	-	-	22,612
Substandard	4,244	10,110	-	-	3,764	110	-	18,228
Doubtful	-	-	-	-	31	-	-	31
Loss	-	-	-	-	-	-	-	-
Total	$265,306	$155,594	$6,877	$130,355	$24,271	$25,972	$3,044	$611,419

	Real Estate Loans			Commercial Business		Consumer
December 31, 2010	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	SBA & USDA	Other	Home Equity	Other	Total Loans
	(In Thousands)
Not Rated	$-	$-	$-	$116,492	$-	$-	$-	$116,492
Pass	267,023	134,484	6,504	-	20,105	25,483	3,166	456,765
Special Mention	834	16,260	366	-	2,896	-	-	20,356
Substandard	3,066	9,271	82	-	3,239	50	1	15,709
Doubtful	-	-	-	-	70	-	-	70
Loss	-	-	-	-	-	-	-	-
Total	$270,923	$160,015	$6,952	$116,492	$26,310	$25,533	$3,167	$609,392

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(In Thousands)
Land	$2,098	$2,098
Buildings	6,086	6,077
Leasehold improvements	7,787	7,786
Furniture and equipment	11,964	11,388
Construction in process	-	21
	27,935	27,370
Accumulated depreciation and amortization	(15,414)	(15,247)
Premises and equipment, net	$12,521	$12,123

At December 31, 2010, construction in process related to incidental branch improvements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

NOTE 6.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income are components of comprehensive income.

Components of other comprehensive income for the three months ended March 31, 2011 are as follows:

	March 31, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding gains on available for sale securities	$758	$(259)	$499
Noncredit portion of OTTI on available for sale securities	121	(41)	80
Reclassification adjustment for gains realized in net income	(35)	12	(23)
Unrealized holding gains on available for sale securities, net of taxes	844	(288)	556
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	74	(25)	49
Other comprehensive income	$918	$(313)	$605

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(876)	$297	$(579)
Noncredit portion of OTTI on available for sale securities	169	(57)	112
Net unrealized loss on effective cash flow hedging derivative	(55)	19	(36)

Accumulated other comprehensive loss	$(762)	$259	$(503)

	December 31, 2010
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(1,599)	$544	$(1,055)
Noncredit portion of OTTI on available for sale securities	48	(16)	32
Net unrealized loss on effective cash flow hedging derivative	(129)	44	(85)

Accumulated other comprehensive loss	$(1,680)	$572	$(1,108)

NOTE 7.  REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined).  As of March 31, 2011 and December 31, 2010, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since then that management believes have changed the Bank’s regulatory category.  As a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”), the Company is not subject to any separate regulatory capital requirements.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of March 31, 2011 and December 31, 2010.

March 31, 2011	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$103,590	21.77%	$38,067	8.00%	$47,584	10.00%
Tier I Risk-based Capital Ratio	98,974	20.80	19,033	4.00	28,550	6.00
Tier I Capital Ratio	98,974	10.91	36,287	4.00	45,359	5.00
Tangible Equity Ratio	98,974	10.91	13,608	1.50	N/A	N/A

December 31, 2010	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$75,823	15.34%	$39,543	8.00%	$49,428	10.00%
Tier I Risk-based Capital Ratio	71,173	14.40	19,770	4.00	29,655	6.00
Tier I Capital Ratio	71,173	7.81	36,452	4.00	45,565	5.00
Tangible Equity Ratio	71,173	7.81	13,670	1.50	N/A	N/A

NOTE 8.  FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company groups its assets and liabilities in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1:
Valuation is based on quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:
Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:
Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar  techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The following methods and assumptions were used by the Company in estimating fair value disclosures of its financial instruments:

o	Cash and cash equivalents. The carrying amounts of cash and short-term instruments approximate the fair values based on the short-term nature of the assets.

o
Trading securities.  The Company holds two securities designated as trading securities.  The determination of the fair value for these securities is determined based on a discounted cash flow methodology.  Certain inputs to the fair value calculation are unobservable and management determined that since an orderly and active market for these securities did not exist, the securities meet the definition of Level 3 securities.

o
Securities available for sale.  Included in the available for sale category are both debt and equity securities.  The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes Interactive Data Corporation (“IDC”), a third-party, nationally-recognized pricing service to estimate fair value measurements for the majority of its portfolio.  The pricing service evaluates each asset class based on relevant market information considering observable data but these prices do not represent binding quotes.  The fair value prices on all investments are reviewed for reasonableness by management.  Securities measured at fair value in Level 3 include collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels.  The Company estimates future cash flows discounted using a rate management believes is representative of current market conditions.  Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

o	Federal Home Loan Bank stock. The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption provisions of the FHLB.

o	Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

o
Loans receivable.  For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  The fair value of fixed-rate loans are estimated by discounting the future cash flows using the rates at the end of the period in which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

o	Accrued interest receivable. The carrying amount of accrued interest approximates fair value.

o
Deposits.  The fair value of demand deposits, negotiable orders of withdrawal, regular savings, certain money market deposits and mortgagors’ and investors’ escrow accounts is the amount payable on demand at the reporting date.  The fair value of certificates of deposit and other time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

o
Federal Home Loan Bank advances.  The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

o	Junior subordinated debt owed to unconsolidated trust. Rates currently available for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

o
Interest rate swap agreement.  The fair value of the Company’s interest rate swap is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The pricing analysis is based on observable inputs for the contractual term of the derivative, including the period to maturity and interest rate curves.

o
Forward loan sale commitments and derivative loan commitments.  Forward loan sale commitments and derivative loan commitments are based on the fair values of the underlying mortgage loans and the probability of such commitments being exercised.  Significant management judgment and estimation is required in determining these fair value measurements.

o
Off-balance sheet instruments.  Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2011.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Trading securities	$-	$-	$269	$269
U.S. Government and agency obligations	1,018	35,010	-	36,028
Government-sponsored enterprises	-	36,031	-	36,031
Mortgage-backed securities	-	116,346	-	116,346
Corporate debt securities	-	15,290	-	15,290
Collateralized debt obligations	-	-	3,460	3,460
Obligations of state and political subdivisions	-	6,714	-	6,714
Tax-exempt securities	-	143	-	143
Foreign government securities	-	75	-	75
Equity securities - financial services	652	750	-	1,402
Equity securities - other	1,715	-	-	1,715
Forward loan sale commitments and derivative loan commitments	-	-	8	8
Total assets	$3,385	$210,359	$3,737	$217,481

Liabilities:
Forward loan sale commitments and derivative loan commitments	$-	$-	$23	$23
Interest rate swap agreement	-	55	-	55
Total liabilities	$-	$55	$23	$78

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Trading securities	$-	$-	$248	$248
U.S. Government and agency obligations	1,025	22,558	-	23,583
Government-sponsored enterprises	-	29,993	-	29,993
Mortgage-backed securities	-	101,024	-	101,024
Corporate debt securities	-	14,717	-	14,717
Collateralized debt obligations	-	-	2,532	2,532
Obligations of state and political subdivisions	-	6,905	-	6,905
Tax-exempt securities	-	144	-	144
Foreign government securities	-	100	-	100
Equity securities	299	739	-	1,038
Forward loan sale commitments and derivative loan commitments	-	-	163	163
Total assets	$1,324	$176,180	$2,943	$180,447

Liabilities:
Forward loan sale commitments and derivative loan commitments	$-	$-	$184	$184
Interest rate swap agreement	-	129	-	129
Total liabilities	$-	$129	$184	$313

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets and liabilities:

	Assets	Liabilities
	Collateralized Debt Obligations	Forward Loan Sale Commitments and Derivative Loan Commitments, Net
	(In Thousands)
Balance at December 31, 2010	$2,780	$21
Transfers to/from Level 3	-	-
Impairment charges included in net income	-	-
Change in fair value included in net income	21	(6)
Increase in fair value included in other comprehensive income	928	-
Balance at March 31, 2011	$3,729	$15

Assets Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2011 and 2010.  There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2011 or 2010.

	At March 31, 2011			Three Months Ended March 31, 2011
	Level 1	Level 2	Level 3	Total Losses
	(In Thousands)
Impaired loans	$-	$-	$904	$5
Other real estate owned	-	-	830	25
Total assets	$-	$-	$1,734	$30

	At March 31, 2010			Three Months Ended March 31, 2010
	Level 1	Level 2	Level 3	Total Losses
	(In Thousands)
Impaired loans	$-	$-	$800	$24
Other real estate owned	-	-	4,206	-
Total assets	$-	$-	$5,006	$24

The Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 3). The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data.  This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, relevant legal, physical and economic factors.  Losses applicable to write-downs of impaired loans are based on the appraised market value of the underlying collateral, assuming foreclosure of these loans is imminent.

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral less selling costs.  The loss on foreclosed assets represents adjustments in the valuation recorded during the time period indicated and not for losses incurred on sales.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Summary of Fair Values of Financial Instruments
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are presented in the following table.  Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2011 and December 31, 2010.  The estimated fair value amounts at March 31, 2011 and December 31, 2010 have been measured as of each respective date, and the estimated fair value amounts at December 31, 2010 have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to that date.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.  The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets.  Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of March 31, 2011 and December 31, 2010, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$49,536	$49,536	$78,321	$78,321
Trading securities	269	269	248	248
Available for sale securities	217,204	217,204	180,036	180,036
Loans held for sale	1,776	1,796	7,371	7,460
Loans receivable, net	608,506	617,106	606,214	608,935
Federal Home Loan Bank stock	8,388	8,388	8,388	8,388
Accrued interest receivable	3,357	3,357	3,113	3,113
Forward loan sale commitments and derivative loan commitments	8	8	163	163

Financial Liabilities:
Savings deposits	52,521	52,521	56,495	56,495
Demand deposits, negotiable orders of withdrawal and money market accounts	337,612	337,612	314,656	314,656
Certificates of deposit	281,241	283,910	289,563	293,035
Mortgagors' and investors' escrow accounts	1,791	1,791	3,425	3,425
Federal Home Loan Bank advances	109,169	113,202	114,169	118,799
Junior subordinated debt owed to unconsolidated trust	8,248	6,308	8,248	6,115
Forward loan sale commitments and derivative loan commitments	23	23	184	184
Interest rate swap agreement	55	55	129	129

Off-Balance Sheet Instruments
The Company assumes interest rate risk, which represents the risk that general interest rate levels will change, as a result of its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments
The Company has a stand-alone derivative financial instrument in the form of an interest rate swap agreement, which derives its value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheets as other assets and other liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and does not expect any counterparties to fail their obligations. Derivative instruments are generally either negotiated over-the-counter contracts or standardized contracts executed on a recognized exchange.  Negotiated over-the-counter derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

Derivative Instruments Designated As Hedging Instruments
The Company uses long-term variable rate debt as a source of funds for use in the Company’s lending and investment activities and other general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest payments.  To meet this objective, management entered into an interest rate swap agreement, characterized as a cash flow hedge, whereby the Company receives variable interest rate payments determined by three-month LIBOR in exchange for making payments at a fixed interest rate.

At March 31, 2011, the information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$8,000
Weighted average fixed pay rate	2.44%
Weighted average variable receive rate	0.31%
Weighted average maturity in years	4.7
Unrealized loss relating to interest rate swap	$55

At March 31, 2011 and December 31, 2010, third-party analyses determined the cash flow hedge related to the Company’s long-term debt was 100% effective and there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in other noninterest income.

Derivative Loan Commitments.  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market.  A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decrease.  Conversely, if interest rates decrease, the value of these loan commitments increase.  The notional amount of undesignated mortgage loan commitments was $3.2 million at March 31, 2011.  The gain in fair value of such commitments, which totaled $6,000, was recorded in noninterest income on the income statement.

Forward Loan Sale Commitments.  To protect against the price risk inherent in derivative loan commitments, the Company utilizes “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

With a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date.  If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor for the shortfall.

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.  The notional amount of undesignated forward loan sale commitments was $2.4 million at March 31, 2011.  The loss in fair value of such commitments, which totaled $21,000, was recorded in noninterest income on the income statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2011 and December 31, 2010 and its results of operations for the three months ended March 31, 2011 and 2010.  The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K.

This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.   These statements are not historical facts; rather, they are statements based on management’s current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.   Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines.  Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  The Company considers the determination of allowance for loan losses, OTTI of securities, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies.  Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2010 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Assets:
Summary.  Total assets increased $3.0 million, or 0.3%, to $929.4 million at March 31, 2011 from $926.4 million at December 31, 2010, principally due to increases of $37.2 million in available for sale securities and $2.3 million in net loans receivable, offset by decreases of $28.8 million in cash and cash equivalents, $5.6 million in loans held for sale, $1.5 million in other assets and $455,000 in other real estate owned.  Cash and cash equivalents decreased as subscription funds received from the stock offering and funds received from deposit growth were deployed during the first quarter of 2011 to purchase $47.4 million in primarily U.S. government and agency obligations, government-sponsored enterprise and mortgage-backed securities and $17.4 million in SBA and USDA loans that are guaranteed by the U.S. government.

Loans Receivable, Net.  The net loan portfolio increased $2.3 million.  Loan originations increased $15.3 million, or 75.2%, during 2011 as related to the comparable period in 2010 due to increased demand.  Changes in the loan portfolio consisted of the following:

o
Residential Loans.   Residential mortgage loans comprised 43.4% of the total loan portfolio at March 31, 2011.  Residential mortgage loans decreased $5.6 million, or 2.1%.  Contributing to the decrease was the sale of $19.8 million of longer-term fixed-rate residential mortgage loans.  Loan originations for residential loans increased $7.8 million for the first three months of 2011 over the comparable period in 2010.

o
Commercial Loans.  The commercial loan portfolio, which includes multi-family and commercial real estate and commercial business loans, represented 50.7% of total loans.  Multi-family and commercial real estate loans decreased $4.4 million, or 2.8%.  Loan originations for commercial real estate loans increased $7.1 million during the first three months of 2011 compared to the same period in 2010.  Commercial business loans increased $11.8 million, or 8.3%, for 2011 primarily due to the purchase of $17.4 million in SBA and USDA loans that are fully guaranteed by the U.S. Government.  Loan originations for commercial business loans decreased $280,000 during the first three months of 2011 compared to the same period in 2010.

o
Consumer Loans.  Consumer loans represent 4.8% of the Company’s total loan portfolio.  Consumer loans increased $316,000 during the first quarter of 2011.  Increases in home equity loans of $439,000 were offset by a decrease of $123,000 in other consumer loans.  Loan originations for consumer loans increased $643,000 for the three months ended March 31, 2011 from the comparable period in 2010.

The allowance for loan losses totaled $4.6 million and $4.8 million at March 31, 2011 and December 31, 2010, respectively.  The ratio of the allowance for loan losses to total loans decreased from 0.78% at December 31, 2010 to 0.74% at March 31, 2011.  The SBA and USDA loan purchases, which are fully guaranteed by the full faith and credit of the U.S. government, required no allowance for loan losses.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)
Nonaccrual loans:
Real estate loans
Residential - 1 to 4 family	$4,079	$2,901
Multi-family and commercial	1,992	1,775
Construction	-	82
Total real estate loans	6,071	4,758
Commercial business loans	52	116
Consumer loans	50	51
Total nonaccrual loans	6,173	4,925

Accruing loans past due 90 days or more	350	-
Total nonperforming loans	6,523	4,925

Other real estate owned, net (1)	830	1,285
Total nonperforming assets	7,353	6,210

Accruing troubled debt restructurings	5,704	5,261
Total nonperforming assets and troubled debt restructurings	$13,057	$11,471

Total nonperforming loans to total loans	1.06%	0.80%
Total nonperforming loans to total assets	0.70%	0.53%
Total nonperforming assets and troubled debt restructurings to total assets	1.40%	1.24%
_______________
(1)	Other real estate owned balances are shown net of related write-downs or valuation allowance.

Other real estate owned decreased $455,000 from December 31, 2010 to March 31, 2011, primarily as a result of the sale of four residential properties with an aggregate carrying value of $510,000.  During the first three months of 2011, the Company acquired one residential property with a carrying value totaling $80,000 and recorded a write-down on other real estate owned totaling $25,000.  At March 31, 2011, other real estate owned included one residential and two commercial properties.

Troubled debt restructurings, which consisted of eight commercial loans and two residential -1 to 4 family real estate loans, with modifications consisting of deferred principal payments or interest rate concessions, totaled $6.6 million at March 31, 2011 compared to $6.2 million at December 31, 2010.  Of the total troubled debt restructurings, $5.7 million and $5.3 million were accruing in accordance with their restructured terms at March 31, 2011 and December 31, 2010, respectively.  The Company anticipates that the borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary.  Total liabilities were $800.5 million at March 31, 2011 compared to $845.3 million at December 31, 2010.  Subscription funds received in escrow at year-end 2010 totaling $48.3 million were transferred to shareholders’ equity upon completion of the stock offering on January 12, 2011.  Deposits increased $10.7 million, or 1.6%, which included increases in NOW and money market accounts of $22.8 million and noninterest-bearing deposits of $204,000, offset by decreases in certificates of deposit of $8.3 million and savings accounts of $4.0 million.  Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products.  Borrowings decreased $5.0 million from $122.4 million at December 31, 2010 to $117.4 million at March 31, 2011, resulting from net repayments of Federal Home Loan Bank advances.

Equity:
Summary.  Total shareholders’ equity increased $47.8 million from $81.1 million at December 31, 2010 to $128.9 million at March 31, 2011.  The increase in shareholders’ equity was attributable to net stock offering proceeds of $50.3 million, a decrease in net unrealized losses on securities aggregating $556,000 (net of taxes), earnings of $209,000 and a net unrealized gain on an interest rate swap derivative of $49,000, offset by funding of the employee stock ownership plan of $3.1 million and dividends of $298,000.

Accumulated Other Comprehensive Income.  Accumulated other comprehensive income is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap, net of taxes.  Net unrealized losses on securities, net of taxes, totaled $467,000 at March 31, 2011 as compared to net unrealized losses, net of taxes, totaling $1.0 million at December 31, 2010.  Unrealized losses on available for sale securities at March 31, 2011 resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheets and a component of comprehensive income on the consolidated statements of changes in shareholders’ equity.  A majority of the unrealized losses at March 31, 2011 related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities.  The Company does not intend to sell such securities and it is not more likely than not that it will be required to sell such securities prior to the recovery of its amortized cost basis, which may be at maturity, less any credit losses.  Net unrealized loss on the interest rate swap, net of taxes, totaled $36,000 and $85,000 at March 31, 2011 and December 31, 2010, respectively.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

General.  The Company reported net income of $209,000 for the three months ended March 31, 2011, a decrease of $284,000, compared to net income of $493,000 for the three months ended March 31, 2010.   Lower net income for 2011 was primarily the result of a shareholder approved charitable contribution of $500,000 to SI Financial Group Foundation.

Interest and Dividend Income.  For the three months ended March 31, 2011, interest and dividend income decreased $689,000, or 6.7%, to $9.5 million due to lower yields on interest-earning assets, offset by an increase in the average balance of interest-earning assets.  The yield earned on interest-earning assets decreased 69 basis points to 4.37%, with the yield on securities contributing the largest decrease of 74 basis points to 3.03%.   Average interest-earning assets increased $64.4 million to $883.2 million in 2011, mainly due to a higher average balance of federal funds and securities of $36.6 million and $20.5 million, respectively.  The decrease in yields were due to lower market interest rates.

Interest Expense. For the three months ended March 31, 2011, interest expense decreased $787,000, or 20.8%, to $3.0 million compared to $3.8 million for the same period in 2010, primarily due to lower rates paid on interest-bearing deposits and FHLB advances and a decrease in the average balance of FHLB advances, offset by an increase in the average balance of interest-bearing deposits and an increase in the rate on subordinated debt.  Overall, average rates declined as a result of the lower interest rate environment during the first quarter of 2011.  Average interest-bearing deposits rose $3.1 million to $602.2 million while the average rate decreased 52 basis points to 1.28%.  An increase in the average balance of NOW and money market accounts totaling $34.8 million contributed the largest increase to the average balance for deposit accounts, as customers shifted from certificates of deposit to NOW and money market accounts.  The average balance of FHLB advances decreased $4.7 million and the average rate decreased 7 basis points to 3.62%.  Impacted by the interest rate swap, the average rate on subordinated debt increased 216 basis points to 4.08%.

Average Balance Sheet.  The following tables set forth information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yields and rates paid, interest rate spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated.

	At or For the Three Months Ended March 31,
	2011			2010
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$614,448	$7,908	5.22%	$607,198	$8,411	5.62%
Securities (3)	211,845	1,582	3.03	191,353	1,780	3.77
Other interest-earning assets	56,909	30	0.21	20,293	23	0.46
Total interest-earning assets	883,202	9,520	4.37	818,844	10,214	5.06

Noninterest-earning assets	58,562			53,341
Total assets	$941,764			$872,185

Interest-bearing liabilities:
Deposits:
NOW and money market	$262,036	339	0.52	$227,257	465	0.83
Savings (4)	55,258	54	0.40	62,413	79	0.51
Certificates of deposit (5)	284,930	1,504	2.14	309,427	2,120	2.78
Total interest-bearing deposits	602,224	1,897	1.28	599,097	2,664	1.80

Federal Home Loan Bank advances	113,447	1,012	3.62	118,171	1,076	3.69
Subordinated debt	8,248	83	4.08	8,248	39	1.92
Total interest-bearing liabilities	723,919	2,992	1.68	725,516	3,779	2.11

Noninterest-bearing liabilities	87,236			67,172
Total liabilities	811,155			792,688

Total shareholders' equity	130,609			79,497

Total liabilities and shareholders' equity	$941,764			$872,185

Net interest-earning assets	$159,283			$93,328

Tax equivalent net interest income (3)		6,528			6,435
Tax equivalent interest rate spread (6)			2.69%			2.95%
Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.00%			3.19%
Average of interest-earning assets to average interest-bearing liabilities			122.00%			112.86%
Less tax equivalent adjustment (3)		-			(5)
Net interest income		$6,528			$6,430
_______________
(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are immaterial.
(3)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

The following table sets forth the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have on the Company’s interest income and interest expense for the periods presented.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the rate and volume columns.  For purposes of this table, changes attributable to both changes in rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2011 and 2010
	Increase (Decrease) Due To
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(602)	$99	$(503)
Securities (3)	(376)	178	(198)
Other interest-earning assets	(17)	24	7
Total interest-earning assets	(995)	301	(694)

Interest-bearing liabilities:
Interest expense:
Deposits (4)	(664)	(103)	(767)
Federal Home Loan Bank advances	(22)	(42)	(64)
Subordinated debt	44	-	44
Total interest-bearing liabilities	(642)	(145)	(787)

Change in net interest income (5)	$(353)	$446	$93
_______________
(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are immaterial.
(3)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Presented on a tax equivalent basis using a tax rate of 34%.

Provision for Loan Losses.   The provision for loan losses increased $40,000 to $210,000 for the three months ended March 31, 2011 compared to the same period in the prior year.  The higher provision in 2011 resulted from increases in net loan charge-offs and nonperforming loans.  Net loan charge-offs were $446,000 for the quarter ended March 31, 2011, compared to $268,000 for the quarter ended March 31, 2010.  At March 31, 2011, nonperforming loans totaled $6.2 million, compared to $3.5 million at March 31, 2010.  An increase in nonperforming residential and commercial real estate loans of $1.0 million and $2.0 million, respectively, contributed to the higher balance of nonperforming loans.  Specific loan loss allowances relating to nonperforming loans increased to $259,000 at March 31, 2011, compared to $246,000 at March 31, 2010.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,180	$1,259	$(79)	(6.3)%
Wealth management fees	1,066	1,019	47	4.6
Increase in cash surrender value of bank-owned life insurance	72	71	1	1.4
Net gain on sale of securities	35	267	(232)	(86.9)
Net impairment losses recognized in earnings	-	(171)	171	(100.0)
Mortgage banking fees	169	130	39	30.0
Net gain in fair value on trading securities and derivatives	27	-	27	N/A
Net loss on disposal of equipment	(7)	-	(7)	N/A
Other	107	38	69	181.6
Total noninterest income	$2,649	$2,613	$36	1.4%

Wealth management fees rose $47,000 resulting from an increase in trust service fees contributed by SI Trust Servicing during 2011.  Mortgage banking fees increased $39,000 resulting from residential mortgage loan sales of $19.8 million for the three months ended March 31, 2011, compared to $7.6 million for the three months ended March 31, 2010.  For the quarter ended March 31, 2011, the Company recognized an unrealized gain of $21,000 from an increase in the fair value of two trading securities.  Service fees decreased $79,000 for the first quarter of 2011 primarily due to a reduction in overdraft privilege fees, offset by an increase in fees associated with higher electronic banking usage.  Other noninterest income included a net gain of $120,000 related to death benefit proceeds received from a bank-owned life insurance policy during the quarter ended March 31, 2011.  Other noninterest income for the three months ended March 31, 2011 was offset by impairment charges of $72,000 to reduce the carrying value in the Bank’s small business investment company limited partnership, compared to impairment charges of $12,000 for the same period in 2010.  The Company did not recognize other-than-temporary impairment charges on its securities portfolio during the first quarter of 2011 versus $171,000 for the comparable period in 2010.

Noninterest Expenses.  The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,144	$4,141	$3	0.1%
Occupancy and equipment	1,535	1,421	114	8.0
Computer and electronic banking services	956	941	15	1.6
Outside professional services	267	249	18	7.2
Marketing and advertising	160	182	(22)	(12.1)
Supplies	135	141	(6)	(4.3)
FDIC deposit insurance and regulatory assessments	305	339	(34)	(10.0)
Contribution to SI Financial Group Foundation	500	-	500	N/A
Other	711	723	(12)	(1.7)
Total noninterest expenses	$8,713	$8,137	$576	7.1%

Noninterest expenses increased $576,000 for the three months ended March 31, 2011 as compared to the same period in 2010, predominately due to the $500,000 cash contribution to SI Financial Group Foundation in connection with the public stock offering and concurrent second-step conversion.  SI Financial Group Foundation is a charitable foundation dedicated to providing assistance with charitable causes to communities within our market area.  Occupancy and equipment expenses increased $114,000 primarily related to equipment maintenance contracts and greater snow removal and utility costs associated with the poor weather conditions in the region during the first quarter of 2011.  The FDIC deposit insurance assessment was $34,000 lower for 2011 due to a lower assessment rate.  Costs related to other real estate owned, included in other noninterest expenses, decreased $25,000 for the quarter ended March 31, 2011.

Income Tax Provision.  For the three months ended March 31, 2011, the provision for income taxes decreased $198,000 versus the comparable period in 2010.  The decrease in the provision was due to lower pre-tax net income.  The effective tax rate for the three months ended March 31, 2011 and 2010 was 17.7% and 33.0%, respectively.  The lower effective tax rate for the three months ended March 31, 2011 was due to lower pre-tax net income and a non-taxable gain of $120,000 on bank-owned life insurance proceeds.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short- and long-term nature.  The Company’s primary sources of funds consist of deposit inflows, loan sales and repayments, maturities and sales of securities and FHLB borrowings.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition.

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period.  At March 31, 2011, cash and cash equivalents totaled $49.5 million.  Interest-bearing deposits and federal funds sold totaled $37.6 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $217.2 million at March 31, 2011.  In addition, at March 31, 2011, the Company had the ability to borrow $155.6 million from the FHLB, which included overnight lines of credit of $10.0 million.  On that date, the Company had FHLB advances outstanding of $109.2 million and no overnight advances outstanding.  Additionally, the Company has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds.  The Company believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities.  For the three months ended March 31, 2011, the Company originated $35.6 million of loans and purchased $47.4 million of securities and $17.4 million of loans.  For the year ended December 31, 2010, the Company originated $122.0 million of loans and purchased $91.7 million of securities and $54.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds.  The increased liquidity needed to fund asset growth is provided through increased deposits and through proceeds from the recently completed stock offering.  The net increase in total deposits, offset by a decrease in mortgagors’ and investors’ escrow accounts, of $9.0 million and $1.8 million for the three months ended March 31, 2011 and for the year ended December 31, 2010, respectively.  Certificates of deposit due within one year of March 31, 2011 totaled $108.8 million, or 16.2%, of total deposits.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors.  The Bank generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships.  Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits.  The Bank experienced a net decrease of $5.0 million in FHLB advances for the three months ended March 31, 2011 and $1.9 million for the year ended December 31, 2010.

As a result of the stock conversion in January 2011 and in accordance with OTS regulations, the Company may not repurchase shares of its common stock during the first year following the completion of the conversion and offering, except to fund equity benefit plans other than stock options, or, with prior regulatory approval, when extraordinary circumstances exist.  For the three months ended March 31, 2011, the Company repurchased 547 shares of the Company’s common stock withheld on behalf of plan participants to satisfy tax withholding obligations related to the vesting of restricted shares at a cost of $5,000.  Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2010 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures.  SI Financial Group also may repurchase shares of its common stock in the future.  SI Financial Group’s primary sources of funds are the proceeds retained in the stock offering, interest and dividends on securities and dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At March 31, 2011, SI Financial Group had cash and cash equivalents of $12.7 million and available for sale securities of $13.2 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2010.  There were no material changes in the Company’s payments due under contractual obligations between December 31, 2010 and March 31, 2011.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in its financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$9,173	$10,166
Undisbursed construction loans	6,812	6,708
Undisbursed home equity lines of credit	22,206	21,106
Undisbursed commercial lines of credit	15,339	12,239
Overdraft protection lines	1,314	1,311
Standby letters of credit	115	115
Total commitments	$54,959	$51,645

Future loan commitments at March 31, 2011 and December 31, 2010 included fixed rate loan commitments of $5.4 million and $6.1 million, respectively, at interest rates ranging from 3.63% to 5.00% and 3.50% to 5.75%, respectively.

The Bank is a limited partner in two Small Business Investment Corporations (“SBIC”).  At March 31, 2011, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $465,000. The Bank recognized write-downs of $72,000 and $12,000 on its investment in the SBICs during the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, the Bank had outstanding commitments to purchase $15.9 million in guaranteed SBA and USDA loans, funded in part with net proceeds received from the Conversion.

For the three months ended March 31, 2011, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk
The primary market risk affecting the financial condition and operating results of the Company is interest rate risk.  Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates.  The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of its earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. The Company’s strategy for managing interest rate risk generally is to emphasize the origination of adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company purchases variable-rate loans in the secondary market that are fully guaranteed by the SBA and USDA.  These loans have a significantly shorter duration than fixed-rate mortgage loans. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold more longer-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk.  The Company may offer attractive rates for existing certificates of deposit accounts to extend their maturities. The Company also uses shorter-term investment securities and longer-term borrowings from the FHLB to help manage interest rate risk.

The Company has an Asset/Liability Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

On July 1, 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed rate of 2.44%. The agreement was effective on December 15, 2010 and terminates on December 15, 2015. This agreement was designated as a cash flow hedge against the trust preferred securities issued by SI Capital Trust II. This effectively fixes the interest rate on the $8.0 million of trust preferred securities at 4.14% for the period December 15, 2010 through December 15, 2015.

Quantitative Aspects of Market Risk
The Company analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The Company’s goal is to manage asset and liability positions to moderate the effect of interest rate fluctuations on net interest income.

Net Interest Income Simulation Analysis
The Company’s goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis.  Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.  Simulation analysis is only an estimate of the Company’s interest rate risk exposure at a particular point in time.  The Company continually reviews the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2011.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
300 basis point increase in rates	2.29%	1.65%
Gradual 200 basis point increase in rates	0.58	0.97
50 basis point decrease in rates	(1.56)	(2.97)

Management believes that under the current rate environment, a change of interest rates downward of 200 basis points is a highly remote interest rate scenario. Therefore, management modified the limit and a 50 basis point decrease in interest rates was used. This limit will be re-evaluated periodically and may be modified as appropriate.

The basis point change in rates in the above table is assumed to occur evenly over the 12- and 24-month periods for both the 300 basis point increase in rates and the 50 basis point decrease in rates.  However, the gradual increase of 200 basis points over the 24-month period represents the most likely scenario based upon the anticipated policy of the Federal Reserve Board. As indicated by the above scenarios, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates declined by 50 basis points.  Conversely, net interest income would be positively impacted as indicated in the increasing rate scenarios detailed above as a result of the Company’s strategy to better position the balance sheet for the anticipated increase in market interest rates.  The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market and restructuring FHLB borrowings to current lower market interest rates while extending their duration.  Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.   No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations.  Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business.  Management believes that these legal proceedings would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A.  “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially and adversely affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Not applicable.

(b)  On January 12, 2011, the Company completed its stock offering in connection with the Conversion. As part of the Conversion, the Company succeeded SI Financial Group, Inc. as the stock holding company of the Bank and SI Financial Group, Inc. and SI Bancorp, MHC ceased to exist.  In the stock offering, a total of 6,544,493 shares with an aggregate offering price of $52,355,944, representing SI Bancorp, MHC’s ownership interest in SI Financial Group, Inc. were sold by the Company in a subscription and community offering.  Pursuant to a registration statement on Form S-1 (No. 333-169302), which was declared effective by the Securities and Exchange Commission on November 10, 2010, $112,217,520 of securities were registered, of which a maximum of 8,678,906 shares with an aggregate offering price of $69,431,248 were offered for a purchase price of $8.00 per share, and a maximum of 5,348,284 shares could be issued in exchange for shares of SI Financial Group, Inc. common stock.  The offering was commenced on November 20, 2010 and completed on January 12, 2011. In addition, each share of SI Financial Group, Inc. common stock that was outstanding as of January 12, 2011 was exchanged for 0.8981 shares of Company common stock or an aggregate of 4,032,356 shares were issued in exchange (cash was issued in lieu of fractional shares).

Stifel, Nicolaus & Company, Incorporated (“Stifel”) was engaged to assist in the marketing of the common stock. For their services, Stifel received a fee of an advisory and administrative fee of $50,000 and 1.0% of the aggregate dollar amount of the common stock sold in the subscription and community offerings, excluding shares sold to the ESOP and to officers, employees and directors and their immediate families.  Stifel also was engaged to act as our records management agent in connection with the offering.  For these services, Stifel received a fee of $35,000.

Expenses related to the offering are estimated to be approximately $2.0 million, including the expenses paid to Stifel described above, none of which were paid to officers or directors of the Company or the Bank or associates of such persons.  No underwriting discounts, commissions or finders fees were paid in connection with the offering.  Net proceeds of the offering were approximately $50.3 million.  As a result of completion of the offering, 10,576,849 shares of Company common stock were outstanding as of January 12, 2011.

Of the net proceeds of the stock offering, $30.2 million, or 60% of the net proceeds, were contributed to the Bank.  Additionally, $3.1 million, an amount necessary to allow the ESOP to purchase 392,670 shares of Company common stock at $8.00 per share, was loaned to the ESOP. All further proceeds were retained at the holding company level for future capital needs.

Initially, both the Company and the Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

(c)  Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)
3.2	Bylaws of SI Financial Group, Inc. (2)
4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	18 U.S.C. Section 1350 Certifications
_______________
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

Date: May 10, 2011	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2011	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and accounting officer)