Form 10-Q
period 2011-06-30
SI Financial Group, Inc.
filed 2011-08-15
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No   ☒

As of August 5, 2011, there were 10,576,302 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS:
Cash and due from banks:
Noninterest-bearing	$12,404	$11,204
Interest-bearing	2,426	2,287
Federal funds sold	22,600	64,830
Total cash and cash equivalents	37,430	78,321

Trading securities, at fair value	-	248
Available for sale securities, at fair value	235,394	180,036
Loans held for sale	1,374	7,371
Loans receivable (net of allowance for loan losses of $4,761 at June 30, 2011 and $4,799 at December 31, 2010)	623,705	606,214
Federal Home Loan Bank stock, at cost	8,388	8,388
Bank-owned life insurance	8,867	9,024
Premises and equipment, net	12,487	12,123
Goodwill and other intangibles	4,116	4,126
Accrued interest receivable	3,525	3,113
Deferred tax asset, net	5,175	5,729
Other real estate owned, net	715	1,285
Prepaid FDIC deposit insurance assessment	2,124	2,576
Other assets	5,919	7,855
Total assets	$949,219	$926,409

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$72,765	$66,845
Interest-bearing	616,571	593,869
Total deposits	689,336	660,714

Mortgagors' and investors' escrow accounts	1,858	3,425
Federal Home Loan Bank advances	109,169	114,169
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Stock offering escrow	-	48,325
Accrued expenses and other liabilities	10,641	10,424
Total liabilities	819,252	845,305

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 35,000,000 and 75,000,000 shares authorized; 10,576,849 and 12,563,750 shares issued; 10,576,302 and 11,777,496 shares outstanding at June 30, 2011 and December 31, 2010, respectively)	106	126
Additional paid-in-capital	94,545	52,198
Unallocated common shares held by ESOP	(5,808)	(2,907)
Unearned restricted shares	(21)	(25)
Retained earnings	41,179	40,859
Accumulated other comprehensive loss	(29)	(1,108)
Treasury stock, at cost (547 and 786,254 shares at June 30, 2011 and December 31, 2010, respectively)	(5)	(8,039)
Total shareholders' equity	129,967	81,104
Total liabilities and shareholders' equity	$949,219	$926,409

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$7,806	$8,445	$15,714	$16,856
Securities:
Taxable interest	1,738	1,567	3,299	3,322
Tax-exempt interest	1	14	2	29
Dividends	23	6	43	11
Other	16	26	46	49
Total interest and dividend income	9,584	10,058	19,104	20,267

Interest expense:
Deposits	1,892	2,453	3,789	5,117
Federal Home Loan Bank advances	956	1,036	1,968	2,112
Subordinated debt	84	41	167	80
Total interest expense	2,932	3,530	5,924	7,309

Net interest income	6,652	6,528	13,180	12,958

Provision for loan losses	190	252	400	422

Net interest income after provision for loan losses	6,462	6,276	12,780	12,536

Noninterest income:
Total other-than-temporary impairment losses on securities	-	(194)	-	(365)
Portion of losses recognized in other comprehensive income	-	33	-	33
Net impairment losses recognized in earnings	-	(161)	-	(332)
Service fees	1,211	1,318	2,391	2,577
Wealth management fees	1,051	1,035	2,117	2,054
Increase in cash surrender value of bank-owned life insurance	71	72	143	143
Net gain on sale of securities	183	414	218	681
Mortgage banking fees	133	225	302	355
Net gain in fair value on trading securities and derivatives	181	-	208	-
Net loss on disposal of equipment	(1)	-	(8)	-
Other	67	34	174	72
Total noninterest income	2,896	2,937	5,545	5,550

Noninterest expenses:
Salaries and employee benefits	4,232	4,070	8,376	8,211
Occupancy and equipment	1,388	1,343	2,923	2,764
Computer and electronic banking services	987	953	1,943	1,894
Outside professional services	314	287	581	536
Marketing and advertising	241	208	401	390
Supplies	132	124	267	265
FDIC deposit insurance and regulatory assessments	303	329	608	668
Contribution to SI Financial Group Foundation	-	-	500	-
Other	713	851	1,424	1,574
Total noninterest expenses	8,310	8,165	17,023	16,302

Income before income tax provision	1,048	1,048	1,302	1,784
Income tax provision	341	335	386	578
Net income	$707	$713	$916	$1,206

Net income per share:
Basic	$0.07	$0.07	$0.09	$0.12
Diluted	$0.07	$0.07	$0.09	$0.12

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(In Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in	Unallocated Common Shares Held	Unearned Restricted	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders'
	Shares	Dollars	Capital	by ESOP	Shares	Earnings	Loss	Stock	Equity

Balance at December 31, 2010	12,563,750	$126	$52,198	$(2,907)	$(25)	$40,859	$(1,108)	$(8,039)	$81,104

Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	(1,986,901)	(20)	42,306	-	-	-	-	8,039	50,325
Comprehensive income:
Net income	-	-	-	-	-	916	-	-	916
Net unrealized gain on available for sale securities, net of reclassification adjustment and tax effects	-	-	-	-	-	-	1,156	-	1,156
Net unrealized loss on interest-rate swap derivative	-	-	-	-	-	-	(77)	-	(77)
Total comprehensive income									1,995
Cash dividends declared ($0.06 per share)	-	-	-	-	-	(596)	-	-	(596)
Equity incentive plan shares earned	-	-	43	-	4	-	-	-	47
Shares purchased for ESOP pursuant to reorganization (392,670 shares)	-	-	-	(3,141)	-	-	-	-	(3,141)
Allocation of 24,318 ESOP shares	-	-	(4)	240	-	-	-	-	236
Tax benefit from share-based compensation	-	-	2	-	-	-	-	-	2
Treasury stock purchased (547 shares)	-	-	-	-	-	-	-	(5)	(5)
Balance at June 30, 2011	10,576,849	$106	$94,545	$(5,808)	$(21)	$41,179	$(29)	$(5)	$129,967

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands / Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$916	$1,206
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	422
Employee stock ownership plan expense	236	96
Equity incentive plan expense	47	226
Excess tax benefit from share-based compensation	(2)	-
Amortization of investment premiums and discounts, net	216	223
Amortization of loan premiums and discounts, net	558	311
Depreciation and amortization of premises and equipment	939	965
Amortization of core deposit intangible	10	16
Net gain on sale of securities	(218)	(681)
Net gain on trading securities	(182)	-
Deferred income tax (benefit) provision	(3)	80
Loans originated for sale	(20,237)	(21,449)
Proceeds from sale of loans held for sale	26,196	20,061
Net gain on sale of loans	(211)	(240)
Net loss on disposal of equipment	8	-
Net loss on sales or write-downs of other real estate owned	177	284
Increase in cash surrender value of bank-owned life insurance	(143)	(143)
Gain on bank-owned life insurance proceeds	(122)	-
Other-than-temporary impairment losses on securities	-	332
Change in operating assets and liabilities:
Accrued interest receivable	(412)	8
Other assets	1,868	72
Accrued expenses and other liabilities	(77)	1,081
Net cash provided by operating activities	9,964	2,870

Cash flows from investing activities:
Purchases of available for sale securities	(107,825)	(58,460)
Proceeds from sales of available for sale securities	32,569	33,801
Proceeds from maturities of and principal repayments on available for sale securities	22,082	29,726
Net decrease in loans	22,668	18,791
Purchases of loans	(41,197)	(19,589)
Proceeds from sale of other real estate owned	473	2,894
Purchases of premises and equipment	(1,311)	(417)
Proceeds from bank-owned life insurance	602	-
Net cash (used in) provided by investing activities	(71,939)	6,746

Cash flows from financing activities:
Net increase in deposits	28,622	15,656
Net decrease in mortgagors' and investors' escrow accounts	(1,567)	(1,253)
Proceeds from Federal Home Loan Bank advances	14,000	23,355
Repayments of Federal Home Loan Bank advances	(19,000)	(25,286)
Net proceeds from common stock offering	2,769	-
Excess tax benefit from share-based compensation	2	-
Purchase of shares by ESOP pursuant to reorganization	(3,141)	-
Cash dividends on common stock	(596)	(125)
Treasury stock purchased	(5)	(74)
Net cash provided by financing activities	21,084	12,273

(continued on next page)

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(In Thousands / Unaudited)

	Six Months Ended June 30,
	2011	2010

Net change in cash and cash equivalents	(40,891)	21,889
Cash and cash equivalents at beginning of period	78,321	24,204
Cash and cash equivalents at end of period	$37,430	$46,093

Supplemental cash flow information:
Interest paid	$5,927	$7,332
Income taxes paid, net	50	1
Transfer of stock offering escrow for issuance of common shares	47,556	-
Transfer of loans to other real estate owned	80	1,243

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

Effective January 12, 2011, the Company completed its public stock offering and the concurrent conversion of the Bank from the mutual holding company form of organization to the stock form of organization (the “Conversion”).  A total of 6,544,493 shares of common stock were sold at $8.00 per share, including 392,670 shares purchased by the Bank’s Employee Stock Ownership Plan (the “ESOP”).  Additional shares totaling 4,032,356 were issued in exchange for shares of the former SI Financial Group, Inc., at an exchange ratio of 0.8981.  Shares outstanding after the stock offering and the exchange totaled 10,576,849.  Proceeds received from the reorganization and stock offering totaled $50.3 million, net of costs of $2.0 million.  Net income per share and the weighted average shares outstanding for the three and six months ended June 30, 2010 have been restated to reflect the Conversion.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc.  All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry.  Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited.  These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2010 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2011.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the year ending December 31, 2011.

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
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impairment is measured on a loan by loan basis for residential and commercial mortgage loans and commercial business loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not typically identify individual consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments due to the borrower’s financial condition, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

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

●
Specific allowance for identified impaired loans.  For such loans that are identified as impaired, an allowance is established when the present value of expected cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.

●
General valuation allowance.  The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans.  For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments:  residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer.   Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; level of charge-offs and nonperforming loans; trends in terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability and depth of lending management and staff and national and local economic trends and conditions.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

●
Unallocated allowance.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In computing the allowance for loan losses, we do not assign a general valuation allowance to the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans that we purchase as such loans are fully guaranteed.  These loans are included in commercial business loans.

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while management believes it has established the allowance for loan losses in conformity with GAAP, the regulatory agencies, in reviewing the loan portfolio, may request us to increase our allowance for loan losses based on judgments different from ours.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Interest and Fees on Loans
Interest on loans is accrued and included in net interest income based on contractual rates applied to principal amounts outstanding.  Accrual of interest is discontinued when loan payments are 90 days or more past due, based on contractual terms, or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain.  Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal.  A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and the borrower has made regular payments in accordance with the terms of the loan over a period of at least six months.  Interest collected on nonaccrual loans and impaired loans is recognized only to the extent cash payments are received, and may be recorded as a reduction to principal if the collectibility of the principal balance of the loan is unlikely.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring – In April 2011, the FASB issued additional guidance to creditors in evaluating whether a modification or restructuring of a loan is a troubled debt restructuring to limit diversity in the application of GAAP which could adversely affect comparability of financial statements.  The update provides guidance on (1) how to determine whether a creditor has granted a concession and (2) whether a borrower is experiencing financial difficulty.  For public entities, the amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption.  This amendment is not expected to have a material impact on the Company’s consolidated financial statements.

Reconsideration of Effective Control for Repurchase Agreements – In April 2011, the FASB issued guidance which affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendment is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  This amendment will have no impact on the Company’s consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements – In May 2011, the FASB amended its standard related to fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards.  The amendments (1) change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurement, (2) clarify the intent of the application of existing fair value measurement requirements and (3) change the requirements for measuring fair value and for disclosing information about fair value.  The amendments are not intended to change the application of existing requirements for fair value measurement.  The amendments should be applied prospectively effective during the first interim and annual periods beginning after December 15, 2011.  The adoption of these amendments is not expected to have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income – In June 2011, the FASB amended its standard related to the presentation of comprehensive income.  Under this amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements.  Regardless of which method an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and other comprehensive income are presented.  The amendments in this update should be applied retrospectively effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented.  The Company had anti-dilutive common shares outstanding of 333,424 and 375,051 for the three and six months ended June 30, 2011, respectively, and 386,817 and 405,203 for the three and six months ended June 30, 2010, respectively.

The computation of net income per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands, Except Share Amounts)

Net income	$707	$713	$916	$1,206

Weighted average common shares outstanding:(1)
Basic	9,934,883	10,299,751	10,024,108	10,298,817
Effect of dilutive stock options	24,524	2,090	21,637	1,045
Diluted	9,959,407	10,301,841	10,045,745	10,299,862

Net income per share: (1)
Basic	$0.07	$0.07	$0.09	$0.12
Diluted	$0.07	$0.07	$0.09	$0.12

(1)
The number of shares outstanding for the three and six months ended June 30, 2010 has been adjusted to reflect that on January 12, 2011, each outstanding share was converted to 0.8981 shares of Company common stock in connection with the Conversion.  For comparison purposes, the weighted average shares outstanding and resulting net income per share for the three and six months ended June 30, 2010 were restated to reflect the Conversion.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

NOTE 3.  SECURITIES

Trading securities:
During the third quarter of 2010, the Company elected to record two collateralized debt obligations at fair value, previously reported as available for sale securities, and reclassified them to trading securities in accordance with applicable guidance.  Cumulative unrealized losses at the date of election totaling $652,000 were reclassified from accumulated other comprehensive loss to retained earnings as a cumulative effect adjustment resulting from a change in accounting principle.  These securities were sold during the quarter ended June 30, 2011.  At December 31, 2010, these securities had an aggregate amortized cost and fair value of $248,000.  For the three and six months ended June 30, 2011, the net gain in fair value on trading securities was $161,000 and $182,000, respectively, and is included in net gain in fair value on trading securities and derivatives on the statements of income. The Company does not purchase securities with the intent of selling them in the near term, thus there are no other securities in the trading portfolio.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$61,420	$290	$(255)	$61,455
Government-sponsored enterprises	31,084	406	(20)	31,470
Mortgage-backed securities:(2)
Agency - residential	100,736	3,294	(113)	103,917
Non-agency - residential	9,389	119	(630)	8,878
Non-agency - HELOC	3,472	-	(429)	3,043
Corporate debt securities	13,636	284	(15)	13,905
Collateralized debt obligations	6,363	-	(3,060)	3,303
Obligations of state and political subdivisions	6,643	234	(11)	6,866
Tax-exempt securities	140	3	-	143
Foreign government securities	75	-	-	75
Total debt securities	232,958	4,630	(4,533)	233,055

Equity securities:
Equity securities - financial services	539	76	(16)	599
Equity securities - other	1,696	83	(39)	1,740
Total equity securities	2,235	159	(55)	2,339
Total available for sale securities	$235,193	$4,789	$(4,588)	$235,394

(1)	Net of OTTI write-downs recognized in earnings.
(2)
Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

The amortized cost and fair value of debt securities by contractual maturities at June 30, 2011 are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$5,094	$5,147
After 1 but within 5 years	39,699	40,369
After 5 but within 10 years	17,863	17,986
After 10 years	56,705	53,715
	119,361	117,217
Mortgage-backed securities	113,597	115,838
Total debt securities	$232,958	$233,055

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

The following is a summary of realized gains and losses on the sale of securities for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Gross gains on sales	$230	$414	$265	$899
Gross losses on sales	(47)	-	(47)	(218)
Net gain on sale of securities	$183	$414	$218	$681

Proceeds from the sale of available for sale securities were $31.5 million and $32.6 million for the three and six months ended June 30, 2011, respectively, and $24.7 million and $33.8 million for the three and six months ended June 30, 2010, respectively.

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011:	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
U.S. Government and agency obligations	$26,794	$248	$685	$7	$27,479	$255
Government-sponsored enterprises	3,957	20	-	-	3,957	20
Mortgage-backed securities:
Agency - residential	11,222	90	739	23	11,961	113
Non-agency - residential	352	10	5,807	620	6,159	630
Non-agency - HELOC	-	-	3,043	429	3,043	429
Corporate debt securities	1,910	15	-	-	1,910	15
Collateralized debt obligations	-	-	3,303	3,060	3,303	3,060
Obligations of state and political subdivisions	1,034	11	-	-	1,034	11
Equity securities - financial services	218	16	-	-	218	16
Equity securities - other	586	39	-	-	586	39
Total	$46,073	$449	$13,577	$4,139	$59,650	$4,588

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

	Less Than 12 Months		12 Months Or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
U.S. Government and agency obligations	$2,053	$4	$858	$9	$2,911	$13
Government-sponsored enterprises	16,636	202	-	-	16,636	202
Mortgage-backed securities:
Agency - residential	15,881	170	-	-	15,881	170
Non-agency - residential	2,805	9	6,512	702	9,317	711
Non-agency - HELOC	-	-	3,198	598	3,198	598
Corporate debt securities	3,667	37	-	-	3,667	37
Collateralized debt obligations	28	60	2,504	3,874	2,532	3,934
Obligations of state and political subdivisions	1,493	52	-	-	1,493	52
Equity securities - financial services	-	-	747	13	747	13
Total	$42,563	$534	$13,819	$5,196	$56,382	$5,730

At June 30, 2011, thirty-nine debt securities with gross unrealized losses had aggregate depreciation of 7.15% of the Company’s amortized cost basis.  The majority of the unrealized losses related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities as discussed below. The Company did not recognize net impairment losses on securities for the three and six months ended June 30, 2011.  For the three and six months ended June 30, 2010, the Company recognized net impairment losses of $161,000 and $332,000, respectively, on investments deemed other-than-temporarily impaired. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at June 30, 2011.

Debt Securities:
U.S. Government and Agency Obligations and Government-Sponsored Enterprises.  The unrealized losses on the Company’s U.S. Government and agency obligations and government-sponsored enterprises related primarily to a widening of the rate spread to comparable treasury securities.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities.  The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Mortgage-backed Securities - Non-agency - Residential.  The unrealized losses on the Company’s non-agency-residential mortgage-backed securities are primarily due to the fact that these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral.  In particular, four non-agency mortgage-backed securities displayed market pricing significantly below book value or were rated below investment grade at June 30, 2011.  At June 30, 2011, management evaluated credit rating details for the tranche owned, as well as credit information on subordinate tranches, potential future credit losses and loss analyses.  Additionally, management reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities.  The Company previously recorded OTTI losses on one of the non-agency mortgage-backed securities totaling $1.1 million related to credit.  The Company did not record any further impairment losses at June 30, 2011 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.  See the table of non-agency mortgage-backed securities rated below investment grade as of June 30, 2011 for more details.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

Mortgage-backed Securities - Non-agency - HELOC.  The unrealized loss on the Company’s non-agency - HELOC mortgage-backed security is related to one security whose market has been illiquid.  This security is collateralized by home equity lines of credit secured by first and second liens and insured by Financial Security Assurance.  At June 30, 2011, management evaluated credit rating details, collateral support and loss analyses.  All of the unrealized losses on this security relate to factors other than credit.  Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at June 30, 2011.

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

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS.  Management also reviewed analytics provided by the trustee and independent OTTI reviews and associated cash flow analyses performed by an independent third party.  The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support.  The increased number of bank and insurance company failures has decreased the level of credit support for these investments.  A number of lower tranche income issues have foregone payments or have received payment in kind through increased principal allocations.  At June 30, 2011, based on the existing credit profile, management does not believe that these investments will suffer from any further credit-related losses.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at June 30, 2011.  See the table of collateralized debt obligations rated below investment grade as of June 30, 2011for more details.

Equity Securities:
The Company’s investments in marketable equity securities consist of common stock of companies in the financial services sector and various other industries.  Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value.  Although certain issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe that the declines in market value are other-than-temporary at June 30, 2011.

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
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

To the extent that continued changes in interest rates, credit movements and other factors that influence fair value of investments occur, the Company may be required to record additional impairment charges for OTTI in future periods.

The following table details the Company’s non-agency mortgage-backed security holdings that are rated below investment grade as of June 30, 2011 (dollars in thousands).

Security	Class (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (2)	Total Credit- Related OTTI (3)	Credit Support Coverage Ratios (4)

MBS 1	SSNR, AS	$2,528	$-	$502	$2,026	CCC	$-	0.54
MBS 2	SSUP, AS	139	91	-	230	CCC	1,059	0.00
MBS 3	PT, AS	363	-	10	353	CCC	-	0.74
MBS 4	CSTR	3,899	-	118	3,781	BB-	-	2.98
		$6,929	$91	$630	$6,390		$1,059

(1)	Class definitions: PT – Pass Through, AS – Accelerated, SSNR – Super Senior, SSUP – Senior Support and CSTR – Collateral Strip Interest.
(2)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3)	The OTTI amounts provided in the table represent cumulative credit loss amounts through June 30, 2011.
(4)
The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of loans within the delinquency pipeline.  The assumptions used are:  current collateral support/((60 day delinquencies x .60) + (90 day delinquencies x .70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

The following table details the Company’s collateralized debt obligations that are rated below investment grade as of June 30, 2011 (dollars in thousands).

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit- Related OTTI	% of Current Performing Collateral Coverage

CDO 1	B1	$1,000	$-	$786	$214	CCC-	$-	101.7
CDO 2	B3	1,000	-	784	216	CCC-	-	101.7
CDO 3	A2	2,640	-	973	1,667	CCC-	-	108.3
CDO 4	A1	1,723	-	517	1,206	CCC	-	144.0
		$6,363	$-	$3,060	$3,303		$-

(1)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income for the three and six months ended June 30, 2011.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In Thousands)
Balance at beginning of period	$1,093	$1,093
Amounts related to credit for which OTTI losses were not previously recognized	-	-
Additional credit losses for which OTTI losses were previously recognized	-	-
Reduction for securities sold during the period (realized)	(34)	(34)

Balance at end of period	$1,059	$1,059

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$260,715	$270,923
Multi-family and commercial	153,954	160,015
Construction	8,438	6,952
Total real estate loans	423,107	437,890

Commercial business loans:
SBA & USDA guaranteed	148,474	116,492
Other	25,429	26,310
Total commercial business loans	173,903	142,802

Consumer loans:
Home equity	27,103	25,533
Other	2,683	3,167
Total consumer loans	29,786	28,700

Total loans	626,796	609,392

Deferred loan origination costs, net of fees	1,670	1,621
Allowance for loan losses	(4,761)	(4,799)
Loans receivable, net	$623,705	$606,214

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

Allowance for Loan Losses
The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011 and 2010:

Three Months Ended	Residential -	Multi-family		Commercial
June 30, 2011	1 to 4 Family	and Commercial	Construction	Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$707	$2,598	$90	$747	$421	$4,563

Provision for loan losses	197	(90)	47	29	7	190
Loans charged-off	-	-	-	-	(11)	(11)
Recoveries of loans previously charged-off	-	-	19	-	-	19

Balance at end of period	$904	$2,508	$156	$776	$417	$4,761

Six Months Ended	Residential -	Multi-family		Commercial
June 30, 2011	1 to 4 Family	and Commercial	Construction	Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$915	$2,700	$64	$790	$330	$4,799

Provision for loan losses	278	(160)	156	14	112	400
Loans charged-off	(289)	(32)	(83)	(31)	(25)	(460)
Recoveries of loans previously charged-off	-	-	19	3	-	22

Balance at end of period	$904	$2,508	$156	$776	$417	$4,761

Three Months Ended	Residential -	Multi-family		Commercial
June 30, 2010	1 to 4 Family	and Commercial	Construction	Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$965	$2,412	$196	$917	$303	$4,793

Provision for loan losses	119	178	(37)	(37)	29	252
Loans charged-off	(100)	-	-	(48)	(24)	(172)
Recoveries of loans previously charged-off	-	3	-	1	1	5

Balance at end of period	$984	$2,593	$159	$833	$309	$4,878

Six Months Ended	Residential -	Multi-family		Commercial
June 30, 2010	1 to 4 Family	and Commercial	Construction	Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,028	$2,443	$221	$906	$293	$4,891

Provision for loan losses	99	369	(62)	(26)	42	422
Loans charged-off	(144)	(222)	-	(48)	(28)	(442)
Recoveries of loans previously charged-off	1	3	-	1	2	7

Balance at end of period	$984	$2,593	$159	$833	$309	$4,878

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

Further information pertaining to the allowance for loan losses at June 30, 2011 and December 31, 2010 is as follows:

	Residential -	Multi-family		Commercial
June 30, 2011	1 to 4 Family	and Commercial	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated for impairment	$232	$209	$-	$5	$-	$446
Allowance for loans collectively evaluated for impairment	672	2,299	156	771	417	4,315
Total loan loss allowance	$904	$2,508	$156	$776	$417	$4,761

Loans individually evaluated for impairment	$6,208	$7,374	$-	$50	$234	$13,866
Loans collectively evaluated for impairment	254,507	146,580	8,438	173,853	29,552	612,930
Total loans	$260,715	$153,954	$8,438	$173,903	$29,786	$626,796

	Residential -	Multi-family		Commercial
December 31, 2010	1 to 4 Family	and Commercial	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated for impairment	$212	$290	$-	$-	$-	$502
Allowance for loans collectively evaluated for impairment	703	2,410	64	790	330	4,297
Total loan loss allowance	$915	$2,700	$64	$790	$330	$4,799

Loans individually evaluated for impairment	$3,768	$6,169	$82	$116	$51	$10,186
Loans collectively evaluated for impairment	267,155	153,846	6,870	142,686	28,649	599,206
Total loans	$270,923	$160,015	$6,952	$142,802	$28,700	$609,392

Impaired and Nonaccrual Loans
The following represents an aging of loans at June 30, 2011 and December 31, 2010:

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
			(In Thousands)
Real Estate:
Residential - 1 to 4 family	$71	$630	$4,415	$5,116	$255,599	$260,715	$-
Multi-family and commercial	2,893	590	292	3,775	150,179	153,954	-
Construction	-	-	-	-	8,438	8,438	-
Commercial Business:
SBA & USDA guaranteed	-	-	1,437	1,437	147,037	148,474	1,437
Other	907	-	15	922	24,507	25,429	-
Consumer:
Home equity	-	-	234	234	26,869	27,103	-
Other	9	-	-	9	2,674	2,683	-
Total	$3,880	$1,220	$6,393	$11,493	$615,303	$626,796	$1,437

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$2,387	$1,291	$2,364	$6,042	$264,881	$270,923	$-
Multi-family and commercial	597	-	44	641	159,374	160,015	-
Construction	-	-	82	82	6,870	6,952	-
Commercial Business:
SBA & USDA guaranteed	10,718	-	-	10,718	105,774	116,492	-
Other	-	-	46	46	26,264	26,310	-
Consumer:
Home equity	25	50	-	75	25,458	25,533	-
Other	10	1	-	11	3,156	3,167	-
Total	$13,737	$1,342	$2,536	$17,615	$591,777	$609,392	$-

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

The following is a summary of impaired and nonaccrual loans at June 30, 2011 and December 31, 2010:

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Total Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$4,867	$4,867	$-	$4,000
Multi-family and commercial	2,316	2,331	-	1,657
Commercial business	45	161	-	45
Consumer	234	234	-	234
Total	7,462	7,593	-	5,936

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	1,341	1,341	232	1,341
Multi-family and commercial	5,058	5,058	209	895
Commercial business	5	5	5	5
Total	6,404	6,404	446	2,241

Total impaired loans	$13,866	$13,997	$446	$8,177

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Total Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,212	$3,212	$-	$2,345
Multi-family and commercial	1,513	1,513	-	853
Construction	82	990	-	82
Commercial business	116	201	-	116
Consumer	51	51	-	51
Total	4,974	5,967	-	3,447

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	556	556	212	556
Multi-family and commercial	4,656	4,656	290	922
Total	5,212	5,212	502	1,478

Total impaired loans	$10,186	$11,179	$502	$4,925

Additional information related to impaired loans is as follows:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Interest Income Received on Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Interest Income Received on Impaired Loans
Real Estate:
Residential - 1 to 4 family	$6,236	$24	$43	$4,086	$24	$81
Multi-family and commercial	7,345	125	89	5,472	138	185
Construction	-	(73)	-	166	-	-
Commercial business	51	-	-	162	-	-
Consumer	184	-	-	37	-	-
Total	$13,816	$76	$132	$9,923	$162	$266

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Interest Income Received on Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Interest Income Received on Impaired Loans
Real Estate:
Residential - 1 to 4 family	$2,751	$-	$10	$3,272	$1	$23
Multi-family and commercial	3,523	37	52	1,557	76	91
Construction	375	-	-	1,354	-	-
Commercial business	420	1	3	170	1	4
Total	$7,069	$38	$65	$6,353	$78	$118

Credit Quality Information
The Company utilizes an eight grade internal loan rating system for all loans in the portfolio, with the exception of its purchased SBA and USDA commercial business loans that are fully guaranteed by the U.S. government, as follows:

●	Pass (Ratings 1-4): Loans in these categories are considered low to average risk.

●	Special Mention (Rating 5): Loans in this category are starting to show signs of potential weakness and are being closely monitored by management.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

●
Substandard (Rating 6): Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

●
Doubtful (Rating 7):  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

●	Loss (Rating 8): Loans in this category are considered uncollectible and of such little value that their continuance as loans is not warranted.

Management periodically reviews the ratings described above and the Company’s internal audit function reviews components of the credit files, including the assigned risk ratings, of certain commercial loans as part of its loan review.  Management incorporates these results into its audit process.

The following table presents the Company’s loans by risk rating at June 30, 2011 and December 31, 2010:

	Real Estate Loans			Commercial Business		Consumer
	Residential -	Multi-family		SBA &		Home		Total
June 30, 2011	1 to 4 Family	and Commercial	Construction	USDA	Other	Equity	Other	Loans
	(In Thousands)
Not Rated	$-	$-	$-	$148,474	$-	$-	$-	$148,474
Pass	254,382	122,869	7,793	-	19,616	26,869	2,683	434,212
Special Mention	827	19,801	645	-	2,025	-	-	23,298
Substandard	5,506	11,284	-	-	3,757	234	-	20,781
Doubtful	-	-	-	-	31	-	-	31
Loss	-	-	-	-	-	-	-	-
Total	$260,715	$153,954	$8,438	$148,474	$25,429	$27,103	$2,683	$626,796

	Real Estate Loans			Commercial Business		Consumer
	Residential -	Multi-family		SBA &		Home		Total
December 31, 2010	1 to 4 Family	and Commercial	Construction	USDA	Other	Equity	Other	Loans
	(In Thousands)
Not Rated	$-	$-	$-	$116,492	$-	$-	$-	$116,492
Pass	267,023	134,484	6,504	-	20,105	25,483	3,166	456,765
Special Mention	834	16,260	366	-	2,896	-	-	20,356
Substandard	3,066	9,271	82	-	3,239	50	1	15,709
Doubtful	-	-	-	-	70	-	-	70
Loss	-	-	-	-	-	-	-	-
Total	$270,923	$160,015	$6,952	$116,492	$26,310	$25,533	$3,167	$609,392

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Land	$2,098	$2,098
Buildings	6,105	6,077
Leasehold improvements	7,795	7,786
Furniture and equipment	12,256	11,388
Construction in process	-	21
	28,254	27,370
Accumulated depreciation and amortization	(15,767)	(15,247)
Premises and equipment, net	$12,487	$12,123

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

Components of other comprehensive income for the six months ended June 30, 2011 are as follows:

	June 30, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding gains on available for sale securities	$1,927	$(655)	$1,272
Noncredit portion of OTTI on available for sale securities	43	(15)	28
Reclassification adjustment for gains realized in net income	(218)	74	(144)
Unrealized holding gains on available for sale securities, net of taxes	1,752	(596)	1,156
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	(116)	39	(77)
Other comprehensive income	$1,636	$(557)	$1,079

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$110	$(37)	$73
Noncredit portion of OTTI on available for sale securities	91	(31)	60
Net unrealized loss on effective cash flow hedging derivative	(245)	83	(162)

Accumulated other comprehensive loss	$(44)	$15	$(29)

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined).  As of June 30, 2011 and December 31, 2010, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since then that management believes have changed the Bank’s regulatory category.  As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively in terms of components of capital, than those applicable to institutions themselves.  There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of June 30, 2011 and December 31, 2010.

June 30, 2011	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$104,432	22.62%	$36,934	8.00%	$46,168	10.00%
Tier I Risk-based Capital Ratio	99,760	21.61	18,466	4.00	27,698	6.00
Tier I Capital Ratio	99,760	10.77	37,051	4.00	46,314	5.00
Tangible Equity Ratio	99,760	10.77	13,894	1.50	N/A	N/A

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

December 31, 2010	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$75,823	15.34%	$39,543	8.00%	$49,428	10.00%
Tier I Risk-based Capital Ratio	71,173	14.40	19,770	4.00	29,655	6.00
Tier I Capital Ratio	71,173	7.81	36,452	4.00	45,565	5.00
Tangible Equity Ratio	71,173	7.81	13,670	1.50	N/A	N/A

NOTE 8.  FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company groups its assets and liabilities in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1:	Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market ransactions involving identical assets or liabilities.

Level 2:	Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures of its financial instruments:

●	Cash and cash equivalents. The carrying amounts of cash and short-term instruments approximate the fair values based on the short-term nature of the assets.

●
Trading securities.  The Company held two securities designated as trading securities, which were sold during the second quarter of 2011.  The determination of the fair value for these securities was determined based on a discounted cash flow methodology.  Certain inputs to the fair value calculation are unobservable and management determined that since an orderly and active market for these securities did not exist, the securities meet the definition of Level 3 securities.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

●
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

●	Federal Home Loan Bank stock. The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption provisions of the FHLB.

●	Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

●
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

●	Accrued interest receivable. The carrying amount of accrued interest approximates fair value.

●
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

●
Federal Home Loan Bank advances.  The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

●	Junior subordinated debt owed to unconsolidated trust. Rates currently available for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

●
Interest rate swap agreement.  The fair value of the Company’s interest rate swap is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The pricing analysis is based on observable inputs for the contractual term of the derivative, including the period to maturity and interest rate curves.

●
Forward loan sale commitments and derivative loan commitments.  Forward loan sale commitments and derivative loan commitments are based on the fair values of the underlying mortgage loans and the probability of such commitments being exercised.  Significant management judgment and estimation is required in determining these fair value measurements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

●
Off-balance sheet instruments.  Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2011.
	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,037	$60,418	$-	$61,455
Government-sponsored enterprises	-	31,470	-	31,470
Mortgage-backed securities	-	115,838	-	115,838
Corporate debt securities	-	13,905	-	13,905
Collateralized debt obligations	-	-	3,303	3,303
Obligations of state and political subdivisions	-	6,866	-	6,866
Tax-exempt securities	-	143	-	143
Foreign government securities	-	75	-	75
Equity securities - financial services	599	-	-	599
Equity securities - other	1,740	-	-	1,740
Forward loan sale commitments and derivative loan commitments	-	-	9	9
Total assets	$3,376	$228,715	$3,312	$235,403

Liabilities:
Forward loan sale commitments and derivative loan commitments	$-	$-	$4	$4
Interest rate swap agreement	-	245	-	245
Total liabilities	$-	$245	$4	$249

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Trading securities	$-	$-	$248	$248
U.S. Government and agency obligations	1,025	22,558	-	23,583
Government-sponsored enterprises	-	29,993	-	29,993
Mortgage-backed securities	-	101,024	-	101,024
Corporate debt securities	-	14,717	-	14,717
Collateralized debt obligations	-	-	2,532	2,532
Obligations of state and political subdivisions	-	6,905	-	6,905
Tax-exempt securities	-	144	-	144
Foreign government securities	-	100	-	100
Equity securities	299	739	-	1,038
Forward loan sale commitments and derivative loan commitments	-	-	163	163
Total assets	$1,324	$176,180	$2,943	$180,447

Liabilities:
Forward loan sale commitments and derivative loan commitments	$-	$-	$184	$184
Interest rate swap agreement	-	129	-	129
Total liabilities	$-	$129	$184	$313

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Forward Loan Sale Commitments and Derivative Loan Commitments, Net
	(In Thousands)
Balance at December 31, 2010	$2,780	$(21)
Change in fair value included in net income	182	26
Increase in fair value included in other comprehensive income	815	-
Purchases, sales, issuances and settlements	(474)	-
Balance at June 30, 2011	$3,303	$5

Assets Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2011 and 2010.  There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2011 or 2010.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

	At June 30, 2011			Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In Thousands)
Impaired loans	$-	$-	$1,843	$202	$207
Other real estate owned	-	-	715	115	140
Total assets	$-	$-	$2,558	$317	$347

	At June 30, 2010			Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In Thousands)
Impaired loans	$-	$-	$1,706	$373	$397
Other real estate owned	-	-	1,745	242	242
Total assets	$-	$-	$3,451	$615	$639

The Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 3). The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data.  This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, and relevant legal, physical and economic factors.  Losses applicable to write-downs of impaired loans are based on the appraised market value of the underlying collateral, assuming foreclosure of these loans is imminent.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2011 and December 31, 2010.  The estimated fair value amounts at June 30, 2011 and December 31, 2010 have been measured as of each respective date, and the estimated fair value amounts at December 31, 2010 have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to that date.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.  The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets.  Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

As of June 30, 2011 and December 31, 2010, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$37,430	$37,430	$78,321	$78,321
Trading securities	-	-	248	248
Available for sale securities	235,394	235,394	180,036	180,036
Loans held for sale	1,374	1,401	7,371	7,460
Loans receivable, net	623,705	633,563	606,214	608,935
Federal Home Loan Bank stock	8,388	8,388	8,388	8,388
Accrued interest receivable	3,525	3,525	3,113	3,113
Forward loan sale commitments and derivative loan commitments	9	9	163	163

Financial Liabilities:
Savings deposits	48,067	48,067	56,495	56,495
Demand deposits, negotiable orders of withdrawal and money market accounts	362,022	362,022	314,656	314,656
Certificates of deposit	279,247	281,767	289,563	293,035
Mortgagors' and investors' escrow accounts	1,858	1,858	3,425	3,425
Federal Home Loan Bank advances	109,169	114,246	114,169	118,799
Junior subordinated debt owed to unconsolidated trust	8,248	5,893	8,248	6,115
Forward loan sale commitments and derivative loan commitments	4	4	184	184
Interest rate swap agreement	245	245	129	129

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

At June 30, 2011, the information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$8,000
Weighted average fixed pay rate	2.44%
Weighted average variable receive rate	0.25%
Weighted average maturity in years	4.5
Unrealized loss relating to interest rate swap	$245

At June 30, 2011 and December 31, 2010, third-party analyses determined the cash flow hedge related to the Company’s long-term debt was 100% effective and there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of undesignated mortgage loan commitments was $2.2 million at June 30, 2011.  The loss in fair value of such commitments, which totaled $3,000, was recorded in noninterest income on the income statement.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.  The notional amount of undesignated forward loan sale commitments was $1.3 million at June 30, 2011.  The gain in fair value of such commitments, which totaled $8,000, was recorded in noninterest income on the income statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2011 and December 31, 2010 and its results of operations for the three and six months ended June 30, 2011 and 2010.  The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Assets:
Summary.  Assets increased $22.8 million, or 2.5%, to $949.2 million at June 30, 2011 from $926.4 million at December 31, 2010, principally due to increases of $55.4 million in available for sale securities and $17.5 million in net loans receivable, offset by decreases of $40.9 million in cash and cash equivalents, $6.0 million in loans held for sale and $1.9 million in other assets.  Cash and cash equivalents decreased as subscription funds received from the stock offering and funds received from deposit growth were deployed for the purchase of primarily U.S. government and agency obligations, government-sponsored enterprise and mortgage-backed securities and SBA and USDA loans that are fully guaranteed by the U.S. government.

Trading Securities. During the quarter ended June 30, 2011, the Company sold two collateralized debt obligations, which represented its trading portfolio, as a result of continued deterioration of the underlying collateral pertaining to the subordinate tranches of the collateralized debt obligations.  The Company does not purchase securities with the intent of selling them in the near term, thus there are no other securities in the trading portfolio.  As of June 30, 2011, cumulative losses recognized on the Company’s trading portfolio totaled $226,000.

Loans Receivable, Net.  The net loan portfolio increased $17.5 million.  Loan originations increased $11.6 million during the first half of 2011 compared to the same period in 2010, offset by the increase of $6.2 million in sales of fixed-rate residential mortgage loans.  Changes in the loan portfolio consisted of the following:

●
Residential Loans.   Residential mortgage loans comprised 41.6% of the total loan portfolio at June 30, 2011.  Residential mortgage loans decreased $10.2 million, or 3.8%.  Contributing to the decrease was the sale of $26.2 million of longer-term fixed-rate residential mortgage loans.  Loan originations for residential loans increased $1.2 million for the first half of 2011 over the comparable period in 2010.

●
Commercial Loans.  The commercial loan portfolio, which includes multi-family and commercial real estate and commercial business loans, represented 52.3% of total loans.  Multi-family and commercial real estate loans decreased $6.1 million, or 3.8%.  Loan originations for commercial real estate loans increased $9.5 million during the first six months of 2011 compared to the same period in 2010 as a result of the addition of new commercial loan originators.  Commercial business loans increased $31.1 million, or 21.8%, for the first six months of 2011 from the comparable period in 2010 primarily due to the purchase of $41.2 million in SBA and USDA loans that are fully guaranteed by the U.S. Government.  Loan originations for commercial business loans increased $1.9 million during the first half of 2011 compared to the same period in 2010.

●
Consumer Loans.  Consumer loans represent 4.8% of the Company’s total loan portfolio.  Consumer loans increased $1.1 million during the first half of 2011.  Increases in home equity loans of $1.6 million were offset by a decrease of $484,000 in other consumer loans.  Loan originations for consumer loans decreased $1.1 million for the six months ended June 30, 2011 from the comparable period in 2010.

The allowance for loan losses totaled $4.8 million at both June 30, 2011 and December 31, 2010.  The ratio of the allowance for loan losses to total loans decreased from 0.78% at December 31, 2010 to 0.76% at June 30, 2011.  The SBA and USDA loan purchases, which are fully guaranteed by the full faith and credit of the U.S. government, required no allowance for loan losses.  Excluding the guaranteed SBA and USDA loans, the ratio of the allowance for loan losses to total loans was 0.99% and 0.96% at June 30, 2011 and December 31, 2010, respectively.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

	June 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Nonaccrual loans:
Real estate loans
Residential - 1 to 4 family	$5,341	$2,901
Multi-family and commercial	2,552	1,775
Construction	-	82
Total real estate loans	7,893	4,758
Commercial business loans	50	116
Consumer loans	234	51
Total nonaccrual loans	8,177	4,925

Accruing loans past due 90 days or more (1)	1,437	-
Total nonperforming loans	9,614	4,925

Other real estate owned, net (2)	715	1,285
Total nonperforming assets	10,329	6,210

Accruing troubled debt restructurings	5,689	5,261
Total nonperforming assets and troubled debt restructurings	$16,018	$11,471

Total nonperforming loans to total loans	1.53%	0.80%
Total nonperforming loans to total assets	1.01%	0.53%
Total nonperforming assets and troubled debt restructurings to total assets	1.69%	1.24%

(1) Represents SBA and USDA purchased loans that are fully guaranteed by the U.S. government.
(2) Other real estate owned balances are shown net of related write-downs or valuation allowance.

An increase in nonperforming residential one- to four-family and multi-family and commercial real estate loans of $2.4 million and $780,000, respectively, contributed to the higher balance of nonperforming loans at June 30, 2011.  Additionally, nonperforming loans at June 30, 2011 included $1.4 million of SBA and USDA purchased loans that were more than ninety days delinquent.  These loans are fully guaranteed by the U.S. government.  Nonperforming loans are expected to remain elevated in the short-term due to recent changes in the State of Connecticut’s foreclosure process.  The modification of loan terms, which may result in TDR classification, may be provided to borrowers when necessary to preserve the unpaid principal balance of certain loans.

Other real estate owned decreased $570,000 from December 31, 2010 to June 30, 2011, primarily as a result of the sale of four residential properties with an aggregate carrying value of $510,000.  During the first half of 2011, the Company acquired one residential property with a carrying value totaling $80,000 and recorded a write-down on other real estate owned totaling $140,000.  At June 30, 2011, other real estate owned included one residential and two commercial properties.

Troubled debt restructurings, which consisted of eight commercial loans and two residential one- to four-family real estate loans, with modifications consisting of deferred principal payments or interest rate concessions, totaled $6.6 million at June 30, 2011 compared to $6.2 million at December 31, 2010.  Of the total troubled debt restructurings, $5.7 million and $5.3 million were accruing in accordance with their restructured terms at June 30, 2011 and December 31, 2010, respectively.  The Company anticipates that the borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary.  Liabilities were $819.3 million at June 30, 2011 compared to $845.3 million at December 31, 2010 as subscription funds received in escrow at year-end 2010 totaling $48.3 million were transferred to shareholders’ equity upon completion of the stock offering on January 12, 2011.  Deposits increased $28.6 million, or 4.3%, which included increases in NOW and money market accounts of $41.4 million and noninterest-bearing deposits of $5.9 million, offset by decreases in certificates of deposit of $10.3 million and savings accounts of $8.4 million.  Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products.  Borrowings decreased $5.0 million from $122.4 million at December 31, 2010 to $117.4 million at June 30, 2011, resulting from net repayments of Federal Home Loan Bank advances.

Equity:
Summary.  Shareholders’ equity increased $48.9 million from $81.1 million at December 31, 2010 to $130.0 million at June 30, 2011.  The increase in shareholders’ equity was attributable to net stock offering proceeds of $50.3 million, an increase in net unrealized gains on securities aggregating $1.2 million (net of taxes), earnings of $916,000, offset by the funding of the employee stock ownership plan of $3.1 million, dividends of $596,000 and an increase in net unrealized losses on an interest rate swap derivative of $77,000.

Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap, net of taxes.  Net unrealized gains on securities, net of taxes, totaled $133,000 at June 30, 2011 as compared to net unrealized losses, net of taxes, totaling $1.0 million at December 31, 2010.  Unrealized gains on available for sale securities at June 30, 2011 resulted from an improvement in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheets and a component of comprehensive income on the consolidated statements of changes in shareholders’ equity.  A majority of the unrealized losses at June 30, 2011 related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities.  The Company does not intend to sell such securities and it is not more likely than not that it will be required to sell such securities prior to the recovery of its amortized cost basis, which may be at maturity, less any credit losses.  Net unrealized loss on the interest rate swap, net of taxes, totaled $77,000 and $85,000 for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

General.  The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings.  The Company also generates noninterest income such as gains on the sale of securities, fees earned from mortgage banking activities, fees from deposit and trust and investment management services, insurance commissions and other fees.  The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, marketing, deposit insurance assessments and other general and administrative expenses.  The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary.  The Company reported net income of $707,000 for the three months ended June 30, 2011, a decrease of $6,000, compared to net income of $713,000 for the three months ended June 30, 2010.

The Company reported net income for the six months ended June 30, 2011 of $916,000 compared to $1.2 million for the six months ended June 30, 2010.  Lower net income for 2011 was primarily the result of a shareholder approved charitable contribution of $500,000 ($335,000 after tax) to SI Financial Group Foundation during the first quarter of 2011.

Interest and Dividend Income.  Total interest and dividend income decreased $474,000, or 4.7%, to $9.6 million for the three months ended June 30, 2011, compared to the same period in 2010.  The decrease in interest income was due to lower yields on interest-earning assets, offset by an increase in the average balance of interest-earning assets. The yield earned on interest-earning assets decreased 49 basis points to 4.32%, with the yield on loans contributing the largest decrease of 52 basis points to 5.04%.  Average interest-earning assets increased $49.9 million to $889.1 million in 2011, mainly due to a higher average balance of securities of $32.5 million.

For the six months ended June 30, 2011, interest and dividend income decreased $1.2 million, or 5.7% to $19.1 million compared to the six months ended June 30, 2010 due to lower yields on interest-earning assets, offset by an increase in the average balance of interest-earning assets. The yield earned on interest-earning assets decreased 58 basis points to 4.35%, with the yield on loans contributing the largest decrease of 46 basis points to 5.13%.   Average interest-earning assets increased $57.1 million to $886.2 million in 2011, mainly due to a higher average balance of securities and federal funds of $26.5 million and $20.9 million, respectively.  The decrease in yields for 2011 was due to lower market interest rates.

Interest Expense. For the three months ended June 30, 2011, interest expense decreased $598,000, or 16.9%, to $2.9 million compared to $3.5 million for the same period in 2010, primarily due to lower rates paid on interest-bearing deposits and a decrease in the average balance of interest-bearing liabilities, offset by an increase in the rate on subordinated debt.  Average interest-bearing deposits decreased $3.2 million to $609.4 million while the average rate decreased 36 basis points to 1.25%.  A decrease in the average balance of certificates of deposit accounts totaling $25.5 million contributed the largest decrease to the average balance for deposit accounts, as customers shifted from certificates of deposit to NOW and money market accounts.  The average balance of FHLB advances decreased $5.0 million and the average rate decreased 13 basis points to 3.51%.  Impacted by the interest rate swap, the average rate on subordinated debt increased 209 basis points to 4.08%.  Average rates declined as a result of the sustained lower interest rate environment during the three months ended June 30, 2011.

For the six months ended June 30, 2011, interest expense decreased $1.4 million, or 18.9%, to $5.9 million compared to $7.3 million for the same period in 2010, primarily due to lower rates paid on interest-bearing deposits and a decrease in the average balance of interest-bearing liabilities, offset by an increase in the rate on subordinated debt.  Average rates declined as a result of the sustained lower interest rate environment during the first half of 2011.  Average interest-bearing deposits decreased $64,000 to $605.9 million while the average rate decreased 44 basis points to 1.26%.  A decrease in the average balance of certificates of deposit accounts totaling $25.0 million contributed the largest decrease to the average balance for deposit accounts, as customers shifted from certificates of deposit to NOW and money market accounts.  The average balance of FHLB advances decreased $4.9 million and the average rate decreased 10 basis points to 3.57%.  As a result of the interest rate swap, the average rate on subordinated debt increased 212 basis points to 4.08%.

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

	At or For the Three Months Ended June 30,
	2011			2010
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$621,402	$7,806	5.04%	$609,405	$8,445	5.56%
Securities (3)	230,311	1,763	3.07	197,845	1,592	3.23
Other interest-earning assets	37,405	16	0.17	31,973	26	0.33
Total interest-earning assets	889,118	9,585	4.32	839,223	10,063	4.81

Noninterest-earning assets	49,281			51,962
Total assets	$938,399			$891,185

Interest-bearing liabilities:
Deposits:
NOW and money market	$276,072	367	0.53	$241,550	439	0.73
Savings (4)	53,338	58	0.44	65,628	82	0.50
Certificates of deposit (5)	280,038	1,467	2.10	305,490	1,932	2.54
Total interest-bearing deposits	609,448	1,892	1.25	612,668	2,453	1.61

Federal Home Loan Bank advances	109,169	956	3.51	114,153	1,036	3.64
Subordinated debt	8,248	84	4.08	8,248	41	1.99
Total interest-bearing liabilities	726,865	2,932	1.62	735,069	3,530	1.93

Noninterest-bearing liabilities	81,460			75,403
Total liabilities	808,325			810,472

Total shareholders' equity	130,074			80,713

Total liabilities and shareholders' equity	$938,399			$891,185

Net interest-earning assets	$162,253			$104,154

Tax equivalent net interest income (3)		6,653			6,533
Tax equivalent interest rate spread (6)			2.70%			2.88%
Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.00%			3.12%
Average of interest-earning assets to average interest-bearing liabilities			122.32%			114.17%
Less tax equivalent adjustment (3)		(1)			(5)
Net interest income		$6,652			$6,528

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are immaterial.
(3)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
	2011			2010
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$617,944	$15,714	5.13%	$608,308	$16,856	5.59%
Securities (3)	221,129	3,345	3.05	194,617	3,372	3.49
Other interest-earning assets	47,103	46	0.20	26,164	49	0.38
Total interest-earning assets	886,176	19,105	4.35	829,089	20,277	4.93

Noninterest-earning assets	53,896			52,648
Total assets	$940,072			$881,737

Interest-bearing liabilities:
Deposits:
NOW and money market	$269,093	706	0.53	$234,443	904	0.78
Savings (4)	54,293	112	0.42	64,030	161	0.51
Certificates of deposit (5)	282,470	2,971	2.12	307,447	4,052	2.66
Total interest-bearing deposits	605,856	3,789	1.26	605,920	5,117	1.70

Federal Home Loan Bank advances	111,296	1,968	3.57	116,151	2,112	3.67
Subordinated debt	8,248	167	4.08	8,248	80	1.96
Total interest-bearing liabilities	725,400	5,924	1.65	730,319	7,309	2.02

Noninterest-bearing liabilities	84,332			71,310
Total liabilities	809,732			801,629

Total shareholders' equity	130,340			80,108

Total liabilities and shareholders' equity	$940,072			$881,737

Net interest-earning assets	$160,776			$98,770

Tax equivalent net interest income (3)		13,181			12,968
Tax equivalent interest rate spread (6)			2.70%			2.91%
Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.00%			3.15%
Average of interest-earning assets to average interest-bearing liabilities			122.16%			113.52%
Less tax equivalent adjustment (3)		(1)			(10)
Net interest income		$13,180			$12,958

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are immaterial.
(3)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2011 and 2010			Six Months Ended June 30, 2011 and 2010
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)			(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(802)	$163	$(639)	$(1,405)	$263	$(1,142)
Securities (3)	(81)	252	171	(456)	429	(27)
Other interest-earning assets	(13)	3	(10)	(30)	27	(3)
Total interest-earning assets	(896)	418	(478)	(1,891)	719	(1,172)

Interest-bearing liabilities:
Interest expense:
Deposits (4)	(452)	(109)	(561)	(1,116)	(212)	(1,328)
Federal Home Loan Bank advances	(36)	(44)	(80)	(57)	(87)	(144)
Subordinated debt	43	-	43	87	-	87
Total interest-bearing liabilities	(445)	(153)	(598)	(1,086)	(299)	(1,385)

Change in net interest income (5)	$(451)	$571	$120	$(805)	$1,018	$213

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are immaterial.
(3)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Presented on a tax equivalent basis using a tax rate of 34%.

Provision for Loan Losses.   The provision for loan losses decreased $62,000 and $22,000 for the three and six months ended June 30, 2011, respectively, compared to the same periods in the prior year.  The decrease in the provision in 2011 reflected an increase in SBA and USDA loans in the portfolio.  These loans are fully guaranteed by the U.S. government and require no provision.  The lower provision for the second quarter of 2011 reflects a decrease in net charge-offs.  Net loan recoveries totaled $8,000 for the second quarter of 2011 compared to net loan charge-offs of $438,000 for the first half of 2011.  Net loan charge-offs were $167,000 and $435,000 for the three and six months ended June 30, 2010, respectively.  At June 30, 2011, nonperforming loans totaled $9.6 million, compared to $4.3 million at June 30, 2010.  An increase in nonperforming residential and commercial real estate loans of $2.8 million and $1.2 million, respectively, contributed to the higher balance of nonperforming loans for 2011.  Nonperforming loans at June 30, 2011 included $1.4 million in SBA and USDA loans that were more than ninety days delinquent at June 30, 2011.  These loans are fully guaranteed by the U.S. government.  Specific loan loss allowances relating to nonperforming loans decreased to $446,000 at June 30, 2011, compared to $516,000 at June 30, 2010.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,211	$1,318	$(107)	(8.1)%	$2,391	$2,577	$(186)	(7.2)%
Wealth management fees	1,051	1,035	16	1.5	2,117	2,054	63	3.1
Increase in cash surrender value of bank-owned life insurance	71	72	(1)	(1.4)	143	143	-	0.0
Net gain on sale of securities	183	414	(231)	(55.8)	218	681	(463)	(68.0)
Net impairment losses recognized in earnings	-	(161)	161	(100.0)	-	(332)	332	(100.0)
Mortgage banking fees	133	225	(92)	(40.9)	302	355	(53)	(14.9)
Net gain in fair value on trading securities and derivatives	181	-	181	N/A	208	-	208	N/A
Net loss on disposal of equipment	(1)	-	(1)	N/A	(8)	-	(8)	N/A
Other	67	34	33	97.1	174	72	102	141.7
Total noninterest income	$2,896	$2,937	$(41)	(1.4)%	$5,545	$5,550	$(5)	(0.1)%

For the three and six months ended June 30, 2011, the Company recognized gains of $161,000 and $182,000, respectively, resulting from an increase in the fair value of two trading securities.  Wealth management fees rose in 2011, principally due to an increase in trust service fees and the Bank’s new retirement product introduced during 2011.  The Company realized lower net gains on the sale of securities of $231,000 and $463,000 for the second quarter and first half of 2011, respectively, compared to the same periods in 2010.  Service fees decreased $107,000 and $186,000 for the quarter and first half of 2011, respectively, as a result of a reduction in overdraft privilege fees, offset by an increase in fees associated with higher electronic banking usage.  Despite an increase in the volume of fixed-rate residential loan sales, mortgage banking fees declined $92,000 and $53,000 for both the three and six months ended June 30, 2011, respectively, as a result of a reduction in proceeds received on the sales.  The Company did not record OTTI on securities during the three and six months ended June 30, 2011 compared to $161,000 and $332,000 for the three and six months ended June 30, 2010, respectively.  Other noninterest income included a net gain of $122,000 related to death benefit proceeds from a bank-owned life insurance policy received during the first quarter of 2011, offset by impairment charges of $72,000 to reduce the carrying value in the Bank’s small business investment company limited partnership, compared to impairment charges of $12,000 for the comparable period in 2010.

Noninterest Expenses.  The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,232	$4,070	$162	4.0%	$8,376	$8,211	$165	2.0%
Occupancy and equipment	1,388	1,343	45	3.4	2,923	2,764	159	5.8
Computer and electronic banking services	987	953	34	3.6	1,943	1,894	49	2.6
Outside professional services	314	287	27	9.4	581	536	45	8.4
Marketing and advertising	241	208	33	15.9	401	390	11	2.8
Supplies	132	124	8	6.5	267	265	2	0.8
FDIC deposit insurance and regulatory assessments	303	329	(26)	(7.9)	608	668	(60)	(9.0)
Contribution to SI Financial Group Foundation	-	-	-	N/A	500	-	500	N/A
Other	713	851	(138)	(16.2)	1,424	1,574	(150)	(9.5)
Total noninterest expenses	$8,310	$8,165	$145	1.8%	$17,023	$16,302	$721	4.4%

Noninterest expenses increased $145,000 and $721,000 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, predominately due to increases in salaries and employee benefits and, for the six-month period, a $500,000 cash contribution to SI Financial Group Foundation in connection with the public stock offering and concurrent second-step conversion completed during the first quarter of 2011.  SI Financial Group Foundation is a charitable foundation dedicated to providing assistance to charitable causes within the communities we serve.  Additional costs associated with occupancy and equipment contributed to the increase in noninterest expenses for 2011.  Higher salaries and benefits were attributable to the addition of lending staff hired to build commercial loan relationships.  The increase in occupancy and equipment expenses primarily related to equipment maintenance contracts and greater snow removal and utility costs associated with the poor weather conditions in the region during the first quarter of 2011. Other noninterest expenses related to other real estate owned decreased due to a reduction in other real estate owned during 2011. A reduction in the FDIC deposit insurance assessment for 2011 was due to a lower assessment rate stemming from a new calculation methodology.

Income Tax Provision.  The provision for income taxes increased $6,000 and decreased $192,000 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  The effective tax rate for the three months ended June 30, 2011 and 2010 was 32.5% and 32.0%, respectively.  The effective tax rate for the six months ended June 30, 2011 and 2010 was 29.6% and 32.4%, respectively.  The lower effective tax rate for the first half of 2011 was impacted by a non-taxable gain on bank-owned life insurance proceeds received during the first quarter of 2011.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $37.4 million.  Interest-bearing deposits and federal funds sold totaled $25.0 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $235.4 million at June 30, 2011.  In addition, at June 30, 2011, the Company had the ability to borrow $164.4 million from the FHLB, which included overnight lines of credit of $10.0 million.  On that date, the Company had FHLB advances outstanding of $109.2 million and no overnight advances outstanding.  Additionally, the Company has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds.  The Company believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities.  For the six months ended June 30, 2011, the Company originated $62.2 million of loans and purchased $107.8 million of securities and $41.2 million of loans.  For the year ended December 31, 2010, the Company originated $122.0 million of loans and purchased $91.7 million of securities and $54.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The increased liquidity needed to fund asset growth is provided through increased deposits and through proceeds from the recently completed stock offering. The net increase in total deposits, offset by a decrease in mortgagors’ and investors’ escrow accounts, was $27.1 million for the six months ended June 30, 2011, and the net increase in total deposits, including mortgagors’ and investors’ escrow accounts was $1.8 million for the year ended December 31, 2010. Certificates of deposit due within one year of June 30, 2011 totaled $123.9 million, or 18.0%, of total deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits. The Bank experienced a net decrease of $5.0 million in FHLB advances for the six months ended June 30, 2011 and $1.9 million for the year ended December 31, 2010.

As a result of the stock conversion in January 2011 and in accordance with applicable regulations, the Company may not repurchase shares of its common stock during the first year following the completion of the conversion and offering, except to fund equity benefit plans other than stock options, or, with prior regulatory approval, when extraordinary circumstances exist.  The Company repurchased 547 shares of the Company’s common stock withheld on behalf of plan participants to satisfy tax withholding obligations related to the vesting of restricted shares at a cost of $5,000 during the six months ended June 30, 2011.  Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2010 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures.  SI Financial Group also may repurchase shares of its common stock in the future.  SI Financial Group’s primary sources of funds are the proceeds retained in the stock offering, interest and dividends on securities and dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At June 30, 2011, SI Financial Group had cash and cash equivalents of $12.2 million and available for sale securities of $13.1 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2010.  There were no material changes in the Company’s payments due under contractual obligations between December 31, 2010 and June 30, 2011.

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

Financial instruments whose contract amounts represent credit risk at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$20,953	$10,166
Undisbursed construction loans	9,093	6,708
Undisbursed home equity lines of credit	22,194	21,106
Undisbursed commercial lines of credit	16,073	12,239
Overdraft protection lines	1,289	1,311
Standby letters of credit	115	115
Total commitments	$69,717	$51,645

Future loan commitments at June 30, 2011 and December 31, 2010 included fixed-rate loan commitments of $5.2 million and $6.1 million, respectively, at interest rates ranging from 3.38% to 7.00% and 3.50% to 5.75%, respectively.

The Bank is a limited partner in two Small Business Investment Corporations (“SBIC”).  At June 30, 2011, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $465,000. The Bank recognized write-downs of $72,000 and $12,000 on its investment in the SBICs during the six months ended
June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K.

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

On July 1, 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million, whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed rate of 2.44%. The agreement was effective on December 15, 2010 and terminates on December 15, 2015. This agreement was designated as a cash flow hedge against the trust preferred securities issued by SI Capital Trust II. This effectively fixes the interest rate on the $8.0 million of trust preferred securities at 4.14% for the period December 15, 2010 through December 15, 2015.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2011.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
300 basis point increase in rates	1.34%	1.34%
Gradual 200 basis point increase in rates	(0.94)	(0.98)
50 basis point decrease in rates	(1.30)	(2.46)

Management believes that under the current rate environment, a change of interest rates downward of 200 basis points is a highly remote interest rate scenario. Therefore, management modified the limit and a 50 basis point decrease in interest rates was used. This limit will be re-evaluated periodically and may be modified as appropriate.

The basis point change in rates in the above table is assumed to occur evenly over the 12- and 24-month periods for both the 300 basis point increase in rates and the 50 basis point decrease in rates.  However, the gradual increase of 200 basis points over the 24-month period represents the most likely scenario based upon the anticipated policy of the Federal Reserve Board. As indicated by the above scenarios, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates declined by 50 basis points or increased a gradual 200 basis points.  Conversely, net interest income would be positively impacted as indicated by the 300 basis point increase in rates scenario detailed above as a result of the Company’s strategy to better position the balance sheet for the anticipated increase in market interest rates.  The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market and restructuring FHLB borrowings to current lower market interest rates while extending their duration.  Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.   No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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
101
The following materials from the SI Financial Group, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Statement of Changes in Shareholders’ Equity and (v) related notes, tagged as blocks of text. (3)

(1)
Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

(2)
 Incorporated herein by reference into this document from the Exhibits to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on February 17, 2011.

(3)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

Date: August 12, 2011	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2011	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer,
Treasurer and Chief Operating Officer
(principal financial and accounting officer)