Form 10-Q
period 2011-09-30
SI Financial Group, Inc.
filed 2011-11-09
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of  November 4, 2011, there were 10,576,302 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	September 30, 2011	December 31, 2010
ASSETS:
Cash and due from banks:
Noninterest-bearing	$13,110	$11,204
Interest-bearing	18,552	2,287
Federal funds sold	-	64,830
Total cash and cash equivalents	31,662	78,321

Trading securities, at fair value	-	248
Available for sale securities, at fair value	244,228	180,036
Loans held for sale	1,588	7,371
Loans receivable (net of allowance for loan losses of $5,218 at September 30, 2011and $4,799 at December 31, 2010)	615,729	606,214
Federal Home Loan Bank stock, at cost	8,388	8,388
Bank-owned life insurance	8,939	9,024
Premises and equipment, net	12,425	12,123
Goodwill and other intangibles	4,110	4,126
Accrued interest receivable	3,653	3,113
Deferred tax asset, net	5,293	5,729
Other real estate owned, net	1,069	1,285
Prepaid FDIC deposit insurance assessment	2,076	2,576
Other assets	6,162	7,855
Total assets	$945,322	$926,409

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$77,124	$66,845
Interest-bearing	617,237	593,869
Total deposits	694,361	660,714

Mortgagors' and investors' escrow accounts	1,584	3,425
Federal Home Loan Bank advances	100,069	114,169
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Stock offering escrow	-	48,325
Accrued expenses and other liabilities	11,011	10,424
Total liabilities	815,273	845,305

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 35,000,000 and 67,357,500 shares authorized; 10,576,849 and 11,283,503 shares issued; 10,576,302 and 10,577,369 shares outstanding at September 30, 2011 and December 31, 2010, respectively (1)	106	126
Additional paid-in-capital	94,593	52,198
Unallocated common shares held by ESOP	(5,688)	(2,907)
Unearned restricted shares	(41)	(25)
Retained earnings	41,622	40,859
Accumulated other comprehensive loss	(538)	(1,108)
Treasury stock, at cost (547 and 706,134 shares at September 30, 2011 and December 31, 2010, respectively)	(5)	(8,039)
Total shareholders' equity	130,049	81,104
Total liabilities and shareholders' equity	$945,322	$926,409

(1)	Common shares for December 31, 2010 have been restated to reflect the January 12, 2011 stock conversion at an exchange ratio of 0.8981.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$7,688	$8,309	$23,402	$25,165
Securities:
Taxable interest	1,734	1,522	5,033	4,844
Tax-exempt interest	2	7	4	36
Dividends	17	6	60	17
Other	10	32	56	81
Total interest and dividend income	9,451	9,876	28,555	30,143

Interest expense:
Deposits	1,790	2,262	5,579	7,379
Federal Home Loan Bank advances	941	1,051	2,909	3,163
Subordinated debt	84	44	251	124
Total interest expense	2,815	3,357	8,739	10,666

Net interest income	6,636	6,519	19,816	19,477

Provision for loan losses	210	270	610	692

Net interest income after provision for loan losses	6,426	6,249	19,206	18,785

Noninterest income:
Total other-than-temporary impairment losses on securities	-	(160)	-	(492)
Portion of losses recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings	-	(160)	-	(492)
Service fees	1,233	1,248	3,624	3,825
Wealth management fees	989	1,011	3,106	3,065
Increase in cash surrender value of bank-owned life insurance	72	73	215	216
Net gain on sale of securities	122	197	340	878
Mortgage banking fees	189	221	491	576
Net gain (loss) in fair value on trading securities and derivatives	71	(129)	279	(129)
Net loss on disposal of equipment	(33)	(5)	(41)	(5)
Other	54	69	228	141
Total noninterest income	2,697	2,525	8,242	8,075

Noninterest expenses:
Salaries and employee benefits	4,057	3,684	12,433	11,895
Occupancy and equipment	1,450	1,433	4,373	4,197
Computer and electronic banking services	986	958	2,929	2,852
Outside professional services	273	210	854	746
Marketing and advertising	205	179	606	569
Supplies	104	112	371	377
FDIC deposit insurance and regulatory assessments	110	321	718	989
Contribution to SI Financial Group Foundation	-	-	500	-
Other	862	777	2,286	2,351
Total noninterest expenses	8,047	7,674	25,070	23,976

Income before income tax provision	1,076	1,100	2,378	2,884
Income tax provision	336	262	722	840
Net income	$740	$838	$1,656	$2,044

Net income per share:
Basic	$0.07	$0.08	$0.17	$0.20
Diluted	$0.07	$0.08	$0.17	$0.20

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(In Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in	Unallocated Common Shares Held	Unearned Restricted	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders'
	Shares	Dollars	Capital	by ESOP	Shares	Earnings	Loss	Stock	Equity

Balance at December 31, 2010	12,563,750	$126	$52,198	$(2,907)	$(25)	$40,859	$(1,108)	$(8,039)	$81,104
Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	(1,986,901)	(20)	42,311	-	-	-	-	8,039	50,330
Comprehensive income:
Net income	-	-	-	-	-	1,656	-	-	1,656
Net unrealized gain on available for sale securities, net of reclassification adjustment and tax effects	-	-	-	-	-	-	802	-	802
Net unrealized loss on interest-rate swap derivative	-	-	-	-	-	-	(232)	-	(232)
Total comprehensive income									2,226
Cash dividends declared ($.09 per share)	-	-	-	-	-	(893)	-	-	(893)
Restricted shares activity	-	-	22	-	(22)	-	-	-	-
Equity incentive plan shares earned	-	-	66	-	6	-	-	-	72
Shares purchased for ESOP pursuant to reorganization (392,670 shares)	-	-	-	(3,141)	-	-	-	-	(3,141)
Allocation of 36,477 ESOP shares	-	-	(6)	360	-	-	-	-	354
Tax benefit from share-based compensation	-	-	2	-	-	-	-	-	2
Treasury stock purchased (547 shares)	-	-	-	-	-	-	-	(5)	(5)
Balance at September 30, 2011	10,576,849	$106	$94,593	$(5,688)	$(41)	$41,622	$(538)	$(5)	$130,049

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands / Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,656	$2,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	610	692
Employee stock ownership plan expense	354	150
Equity incentive plan expense	72	241
Excess tax benefit from share-based compensation	(2)	-
Amortization of investment premiums and discounts, net	372	318
Amortization of loan premiums and discounts, net	1,077	513
Depreciation and amortization of premises and equipment	1,443	1,472
Amortization of core deposit intangible	16	24
Net gain on sale of securities	(340)	(878)
Net (gain) loss on trading securities and derivatives	(279)	129
Deferred income tax provision (benefit)	140	(846)
Loans originated for sale	(26,665)	(34,812)
Proceeds from sale of loans held for sale	32,485	28,270
Net gain on sale of loans	(346)	(419)
Net loss on disposal of equipment	41	5
Net loss on sales or write-downs of other real estate owned	212	330
Increase in cash surrender value of bank-owned life insurance	(215)	(216)
Gain on bank-owned life insurance proceeds	(122)	-
Other-than-temporary impairment losses on securities	-	492
Change in operating assets and liabilities:
Accrued interest receivable	(540)	48
Other assets	1,830	1,073
Accrued expenses and other liabilities	58	1,783
Net cash provided by operating activities	11,857	413

Cash flows from investing activities:
Purchases of available for sale securities	(133,780)	(71,538)
Proceeds from sales of available for sale securities	36,400	40,144
Proceeds from maturities of and principal repayments on available for sale securities	34,803	44,992
Net decrease in loans	29,526	29,421
Purchases of loans	(41,197)	(29,337)
Proceeds from sale of other real estate owned	473	2,888
Purchases of premises and equipment	(1,786)	(690)
Proceeds from bank-owned life insurance	602	-
Net cash (used in) provided by investing activities	(74,959)	15,880

Cash flows from financing activities:
Net increase in deposits	33,647	15,511
Net decrease in mortgagors' and investors' escrow accounts	(1,841)	(1,895)
Proceeds from Federal Home Loan Bank advances	19,000	23,355
Repayments of Federal Home Loan Bank advances	(33,100)	(25,286)
Net proceeds from common stock offering	2,774	-
Excess tax benefit from share-based compensation	2	-
Purchase of shares by ESOP pursuant to reorganization	(3,141)	-
Cash dividends on common stock	(893)	(250)
Treasury stock purchased	(5)	(74)
Net cash provided by financing activities	16,443	11,361

(continued on next page)

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(In Thousands / Unaudited)

	Nine Months Ended September 30,
	2011	2010

Net change in cash and cash equivalents	(46,659)	27,654
Cash and cash equivalents at beginning of period	78,321	24,204
Cash and cash equivalents at end of period	$31,662	$51,858

Supplemental cash flow information:
Interest paid	$8,766	$10,672
Income taxes paid, net	510	204
Transfer of stock offering escrow for issuance of common shares	47,556	-
Transfer of loans to other real estate owned	469	1,794

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”).  Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut.  The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-one offices in eastern Connecticut.  Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans.  In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s offices.  SI Trust Servicing, a third-party provider of trust outsourcing services for community banks, expands the wealth management products offered by the Bank, and offers trust services to other community banks.  The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

Effective January 12, 2011, the Company completed its public stock offering in connection with the conversion of the Bank from the mutual holding company form of organization to the stock form of organization (the “Conversion”).  A total of 6,544,493 shares of common stock were sold at $8.00 per share, including 392,670 shares purchased by the Bank’s Employee Stock Ownership Plan (the “ESOP”).  Additional shares totaling 4,032,356 were issued in exchange for shares of the former SI Financial Group, Inc., at an exchange ratio of 0.8981.  Shares outstanding after the stock offering and the exchange totaled 10,576,849.  Proceeds received from the stock offering totaled $50.3 million, net of costs of $2.0 million.  Net income per share and the weighted average shares outstanding for the three and nine months ended September 30, 2010 have been restated to reflect the stock offering and the exchange.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc.  All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry.  Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited.  These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2010 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the year ending December 31, 2011.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheets and reported amounts of revenues and expenses for the periods presented.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment (“OTTI”) of securities, deferred income taxes and the valuation of intangible assets.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

Management considers all nonaccrual loans to be impaired.  In most cases, loan payments less than 90 days past due are considered minor collection delays and the related loans are generally not considered impaired.

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

The allowance for loan losses consists of the following key elements:

o
Specific allowance for identified impaired loans.  For loans that are identified as impaired, an allowance is established when the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

The qualitative factors are determined based on the following various risk characteristics for each loan segment:

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

Consumer – Loans in this segment primarily include home equity lines of credit (representing both first and second liens), and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles, as well as unsecured loans.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while management believes it has established the allowance for loan losses in conformity with GAAP, our regulators, in reviewing the loan portfolio, may request us to increase our allowance for loan losses based on judgments different from ours.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

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

Recent Accounting Pronouncements
Credit Quality of Financing Receivables and the Allowance for Credit Losses – In July 2010, the FASB issued guidance requiring additional disclosures that facilitate financial statement users’ evaluation of: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this amendment had a significant impact on the Company’s loan disclosures. See Note 4 for additional disclosures.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring – In April 2011, the FASB issued additional guidance to creditors in evaluating whether a modification or restructuring of a loan is a troubled debt restructuring to limit diversity in the application of GAAP which could adversely affect comparability of financial statements.  The update provides guidance on (1) how to determine whether a creditor has granted a concession and (2) whether a borrower is experiencing financial difficulty.  For public entities, the amendments were effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption.  The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements. See Note 4 for additional disclosures.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

Presentation of Comprehensive Income – In June 2011, the FASB amended its standard related to the presentation of comprehensive income.  Under this amendment, an entity will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements.  Regardless of which method an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and other comprehensive income are presented.  The amendments in this update should be applied retrospectively effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

Testing of Goodwill for Impairment – In September 2011, the FASB amended its standard related to how entities test goodwill for impairment.  Under this amendment, an entity is now permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Under this amendment, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year.  The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations.  The Company had anti-dilutive common shares outstanding of 436,434 and 395,512 for the three and nine months ended September 30, 2011, respectively, and 383,264 and 397,890 for the three and nine months ended September 30, 2010, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

The computation of net income per share is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except Share Amounts)
Net income	$740	$838	$1,656	$2,044

Weighted average common shares outstanding:(1)
Basic	9,947,040	10,301,905	9,998,136	10,299,858
Effect of dilutive stock options	20,656	4,066	20,940	2,052
Diluted	9,967,696	10,305,971	10,019,076	10,301,910

Net income per share: (1)
Basic	$0.07	$0.08	$0.17	$0.20
Diluted	$0.07	$0.08	$0.17	$0.20

(1)
The number of shares outstanding, and resulting net income per share, for the three and nine months ended September 30, 2010 has been restated to reflect that on January 12, 2011, each outstanding share was converted to 0.8981 shares of Company common stock in connection with the Conversion.

NOTE 3.  SECURITIES

Trading securities:
During the third quarter of 2010, the Company elected to record two collateralized debt obligations at fair value and reclassified them to trading securities from available for sale in accordance with applicable guidance.  Cumulative unrealized losses at the date of election totaling $652,000 were reclassified from accumulated other comprehensive loss to retained earnings as a cumulative effect adjustment resulting from a change in accounting principle.  These securities were sold during the quarter ended June 30, 2011.  At December 31, 2010, these securities had an aggregate carrying value and fair value of $248,000.  For the nine months ended September 30, 2011, the net gain in fair value on trading securities was $182,000, respectively, and is included in net gain in fair value on trading securities and derivatives on the statements of income. The Company does not purchase securities with the intent of selling them in the near term, thus there are no other securities in the trading portfolio.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$84,912	$499	$(169)	$85,242
Government-sponsored enterprises	25,154	562	-	25,716
Mortgage-backed securities:(2)
Agency - residential	93,076	3,541	(111)	96,506
Non-agency - residential	8,553	39	(892)	7,700
Non-agency - HELOC	3,312	-	(613)	2,699
Corporate debt securities	14,114	254	(251)	14,117
Collateralized debt obligations	6,349	-	(3,317)	3,032
Obligations of state and political subdivisions	6,643	292	-	6,935
Tax-exempt securities	140	2	-	142
Foreign government securities	75	-	-	75
Total debt securities	242,328	5,189	(5,353)	242,164

Equity securities:
Equity securities - financial services	538	67	(62)	543
Equity securities - other	1,696	39	(214)	1,521
Total equity securities	2,234	106	(276)	2,064
Total available for sale securities	$244,562	$5,295	$(5,629)	$244,228

(1)	Net of OTTI write-downs recognized in earnings.
(2)
Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

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
(2)
Agency securities refer to debt obligations issued or guaranteed by government corporations or GSEs.  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at September 30, 2011 are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$6,593	$6,661
After 1 but within 5 years	37,529	38,271
After 5 but within 10 years	12,053	12,104
After 10 years	81,212	78,223
	137,387	135,259
Mortgage-backed securities	104,941	106,905
Total debt securities	$242,328	$242,164

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

The following is a summary of realized gains and losses on the sale of securities for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Gross gains on sales	$147	$197	$413	$1,096
Gross losses on sales	(25)	-	(73)	(218)
Net gain on sale of securities	$122	$197	$340	$878

Proceeds from the sale of available for sale securities were $3.8 million and $36.4 million for the three and nine months ended September 30, 2011, respectively, and $6.3 million and $40.1 million for the three and nine months ended September 30, 2010, respectively.

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
September 30, 2011:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$43,564	$163	$458	$6	$44,022	$169
Mortgage-backed securities:
Agency - residential	4,464	31	2,916	80	7,380	111
Non-agency - residential	328	7	5,314	885	5,642	892
Non-agency - HELOC	-	-	2,699	613	2,699	613
Corporate debt securities	3,465	246	995	5	4,460	251
Collateralized debt obligations	-	-	3,032	3,317	3,032	3,317
Equity securities - financial services	188	62	-	-	188	62
Equity securities - other	1,005	214	-	-	1,005	214
Total	$53,014	$723	$15,414	$4,906	$68,428	$5,629

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

	Less Than 12 Months		12 Months Or More		Total
December 31, 2010:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$2,053	$4	$858	$9	$2,911	$13
Government-sponsored enterprises	16,636	202	-	-	16,636	202
Mortgage-backed securities:
Agency - residential	15,881	170	-	-	15,881	170
Non-agency - residential	2,805	9	6,512	702	9,317	711
Non-agency - HELOC	-	-	3,198	598	3,198	598
Corporate debt securities	3,667	37	-	-	3,667	37
Collateralized debt obligations	28	60	2,504	3,874	2,532	3,934
Obligations of state and political subdivisions	1,493	52	-	-	1,493	52
Equity securities - financial services	-	-	747	13	747	13
Total	$42,563	$534	$13,819	$5,196	$56,382	$5,730

At September 30, 2011, twenty-eight debt securities with gross unrealized losses had aggregate depreciation of 7.37% of the Company’s amortized cost basis.  The majority of the unrealized losses related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities as discussed below. The Company did not recognize net impairment losses on securities for the three and nine months ended September 30, 2011.  For the three and nine months ended September 30, 2010, the Company recognized net impairment losses of $160,000 and $492,000, respectively, on investments deemed other-than-temporarily impaired. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at September 30, 2011.

Debt Securities:
U.S. Government and Agency Obligations and Government-Sponsored Enterprises.  The unrealized losses on the Company’s U.S. Government and agency obligations and government-sponsored enterprises related primarily to a widening of the rate spread to comparable treasury securities.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities.  The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

Mortgage-backed Securities - Non-agency - Residential.  Despite significant improvement in the market, these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral.  In particular, five non-agency mortgage-backed securities displayed market pricing significantly below book value or were rated below investment grade at September 30, 2011.  At September 30, 2011, management evaluated credit rating details for the tranche owned, as well as credit information on subordinate tranches, potential future credit losses and loss analyses.  Additionally, management reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities.  The Company previously recorded OTTI losses on one of the non-agency mortgage-backed securities totaling $1.1 million related to credit.  The Company did not record any further impairment losses at September 30, 2011 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.  See the table of non-agency mortgage-backed securities rated below investment grade as of September 30, 2011 for more details.

Mortgage-backed Securities - Non-agency - HELOC.  The unrealized loss on the Company’s non-agency - HELOC mortgage-backed security is related to one security whose market has been illiquid.  This security is collateralized by home equity lines of credit secured by first and second liens and insured by Financial Security Assurance.  At September 30, 2011, management evaluated credit rating details, collateral support and loss analyses.  All of the unrealized losses on this security relate to factors other than credit.  Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at September 30, 2011.

Collateralized Debt Obligations.  The unrealized losses on the Company’s collateralized debt obligations related to investments in pooled trust preferred securities (“PTPS”).  The PTPS market continues to experience significant declines in market value as a result of market saturation.  Transactions for PTPS have been limited and have occurred primarily as a result of distressed or forced liquidation sales.  The securities were widely held by hedge funds and European banks and used to offset interest rate exposure tied to LIBOR.  As the positions have unwound, an excess supply of these securities have saturated the market.

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS.  Management also reviewed analytics provided by the trustee and independent OTTI reviews and associated cash flow analyses performed by an independent third party.  The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support.  The increased number of bank and insurance company failures has decreased the level of credit support for these investments.  A number of lower tranche income issues have foregone payments or have received payment in kind through increased principal allocations.  However, the number of deferring securities has been decreasing and a number of reinstatements have occurred recently.  At September 30, 2011, based on the existing credit profile, management does not believe that these investments will suffer from any further credit-related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at September 30, 2011.  See the table of collateralized debt obligations rated below investment grade as of September 30, 2011 for more details.

Equity Securities:
The Company’s investments in marketable equity securities consist of common stock of companies in the financial services sector and various other industries.  Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value.  Although certain issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe that the declines in market value are other-than-temporary at September 30, 2011.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

The following table presents in more detail the Company's non-agency mortgage-backed security holdings that are rated below investment grade as of September 30, 2011 (dollars in thousands).

Security	Class (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (2)	Total Credit- Related OTTI (3)	Credit Support Coverage Ratios (4)

MBS 1	SSNR, AS	$2,354	$-	$576	$1,778	CCC	$-	0.49
MBS 2	SSUP, AS	56	27	-	83	CC	1,059	0.00
MBS 3	PT, AS	335	-	7	328	CC	-	0.72
MBS 4	CSTR	3,845	-	309	3,536	BB-	-	2.64
MBS 5	PT, AS	1,751	10	-	1,761	B	-	1.40
		$8,341	$37	$892	$7,486		$1,059

(1)	Class definitions: PT – Pass Through, AS – Accelerated, SSNR – Super Senior, SSUP – Senior Support and CSTR – Collateral Strip Interest.
(2)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3)	The OTTI amounts provided in the table represent cumulative credit loss amounts through September 30, 2011.
(4)
The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of loans within the delinquency pipeline.  The assumptions used are:  current collateral support/((60 day delinquencies x .60) + (90 day delinquencies x .70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

The following table details the Company’s collateralized debt obligations that are rated below investment grade as of September 30, 2011 (dollars in thousands).

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit- Related OTTI	% of Current Performing Collateral Coverage

CDO 1	B1	$1,000	$-	$787	$213	CCC-	$-	102.2
CDO 2	B3	1,000	-	785	215	CCC-	-	102.2
CDO 3	A2	2,640	-	1,196	1,444	CCC-	-	110.9
CDO 4	A1	1,709	-	549	1,160	CCC	-	143.9
		$6,349	$-	$3,317	$3,032		$-

(1)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income for the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In Thousands)
Balance at beginning of period	$1,059	$1,093
Amounts related to credit for which OTTI losses were not previously recognized	-	-
Additional credit losses for which OTTI losses were previously recognized	-	-
Reduction for securities sold during the period (realized)	-	(34)

Balance at end of period	$1,059	$1,059

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$255,816	$270,923
Multi-family and commercial	150,969	160,015
Construction	13,353	6,952
Total real estate loans	420,138	437,890

Commercial business loans:
SBA & USDA guaranteed	140,959	116,492
Other	27,385	26,310
Total commercial business loans	168,344	142,802

Consumer loans:
Home equity	28,082	25,533
Other	2,730	3,167
Total consumer loans	30,812	28,700

Total loans	619,294	609,392

Deferred loan origination costs, net of fees	1,653	1,621
Allowance for loan losses	(5,218)	(4,799)
Loans receivable, net	$615,729	$606,214

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

Allowance for Loan Losses
The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$904	$2,508	$156	$776	$417	$4,761

Provision (benefit) for loan losses	35	160	(107)	109	13	210
Loans charged-off	(22)	(26)	-	(16)	(1)	(65)
Recoveries of loans previously charged-off	-	15	265	31	1	312

Balance at end of period	$917	$2,657	$314	$900	$430	$5,218

Nine Months Ended September 30, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$915	$2,700	$64	$790	$330	$4,799

Provision for loan losses	313	-	49	123	125	610
Loans charged-off	(311)	(58)	(83)	(47)	(26)	(525)
Recoveries of loans previously charged-off	-	15	284	34	1	334

Balance at end of period	$917	$2,657	$314	$900	$430	$5,218

Three Months Ended September 30, 2010	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$984	$2,593	$159	$833	$309	$4,878

Provision (benefit) for loan losses	38	162	(13)	45	38	270
Loans charged-off	(114)	-	-	(33)	(16)	(163)
Recoveries of loans previously charged-off	-	11	-	-	-	11

Balance at end of period	$908	$2,766	$146	$845	$331	$4,996

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

Nine Months Ended September 30, 2010	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,028	$2,443	$221	$906	$293	$4,891

Provision (benefit) for loan losses	137	531	(75)	19	80	692
Loans charged-off	(258)	(222)	-	(81)	(44)	(605)
Recoveries of loans previously charged-off	1	14	-	1	2	18

Balance at end of period	$908	$2,766	$146	$845	$331	$4,996

Further information pertaining to the allowance for loan losses at September 30, 2011 and December 31, 2010 is as follows:

September 30, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated for impairment	$283	$503	$-	$118	$14	$918
Allowance for loans collectively evaluated for impairment	634	2,154	314	782	416	4,300
Total loan loss allowance	$917	$2,657	$314	$900	$430	$5,218

Loans individually evaluated for impairment	$6,184	$9,313	$-	$929	$332	$16,758
Loans collectively evaluated for impairment	249,632	141,656	13,353	167,415	30,480	602,536
Total loans	$255,816	$150,969	$13,353	$168,344	$30,812	$619,294

December 31, 2010	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated for impairment	$212	$290	$-	$-	$-	$502
Allowance for loans collectively evaluated for impairment	703	2,410	64	790	330	4,297
Total loan loss allowance	$915	$2,700	$64	$790	$330	$4,799

Loans individually evaluated for impairment	$3,768	$6,169	$82	$116	$51	$10,186
Loans collectively evaluated for impairment	267,155	153,846	6,870	142,686	28,649	599,206
Total loans	$270,923	$160,015	$6,952	$142,802	$28,700	$609,392

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

Impaired and Nonaccrual Loans
The following represents an aging of loans at September 30, 2011 and December 31, 2010:

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$-	$782	$3,981	$4,763	$251,053	$255,816	$-
Multi-family and commercial	1,565	1,011	2,250	4,826	146,143	150,969	-
Construction	-	-	-	-	13,353	13,353	-
Commercial Business:
SBA & USDA guaranteed	2,516	119	-	2,635	138,324	140,959	-
Other	-	31	865	896	26,489	27,385	-
Consumer:
Home equity	-	-	284	284	27,798	28,082	-
Other	29	-	-	29	2,701	2,730	-
Total	$4,110	$1,943	$7,380	$13,433	$605,861	$619,294	$-

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$2,387	$1,291	$2,364	$6,042	$264,881	$270,923	$-
Multi-family and commercial	597	-	44	641	159,374	160,015	-
Construction	-	-	82	82	6,870	6,952	-
Commercial Business:
SBA & USDA guaranteed	10,718	-	-	10,718	105,774	116,492	-
Other	-	-	46	46	26,264	26,310	-
Consumer:
Home equity	25	50	-	75	25,458	25,533	-
Other	10	1	-	11	3,156	3,167	-
Total	$13,737	$1,342	$2,536	$17,615	$591,777	$609,392	$-

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan.  For the periods presented, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment.  No additional funds are committed to be advanced to those borrowers whose loans are impaired.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

The following is a summary of impaired loans and nonaccrual loans at September 30, 2011 and December 31, 2010:

	Impaired Loans
September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Residential - 1 to 4 family	$4,426	$4,426	$-	$3,561
Multi-family and commercial	3,184	3,184	-	1,631
Commercial business - Other	699	784	-	699
Consumer - Home equity	232	232	-	232
Total impaired loans without valuation allowance	8,541	8,626	-	6,123

Impaired loans with valuation allowance:
Residential - 1 to 4 family	1,758	1,758	283	1,758
Multi-family and commercial	6,129	6,129	503	1,220
Commercial business - Other	230	230	118	230
Consumer - Home equity	100	100	14	100
Total impaired loans with valuation allowance	8,217	8,217	918	3,308

Total impaired loans	$16,758	$16,843	$918	$9,431

	Impaired Loans
December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Residential - 1 to 4 family	$3,212	$3,212	$-	$2,345
Multi-family and commercial	1,513	1,513	-	853
Construction	82	990	-	82
Commercial business - Other	116	201	-	116
Consumer - Home equity	51	51	-	51
Total impaired loans without valuation allowance	4,974	5,967	-	3,447

Impaired loans with valuation allowance:
Residential - 1 to 4 family	556	556	212	556
Multi-family and commercial	4,656	4,656	290	922
Total impaired loans with valuation allowance	5,212	5,212	502	1,478

Total impaired loans	$10,186	$11,179	$502	$4,925

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

Additional information related to impaired loans is as follows:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Interest Income Received on Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Interest Income Received on Impaired Loans
	(In Thousands)
Residential - 1 to 4 family	$6,210	$27	$71	$5,284	$51	$152
Multi-family and commercial	8,329	73	93	7,414	211	278
Construction	-	-	-	20	-	-
Commercial business - Other	490	-	2	287	-	2
Consumer - Home equity	234	-	2	117	-	2
Total	$15,263	$100	$168	$13,122	$262	$434

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Interest Income Received on Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Interest Income Received on Impaired Loans
	(In Thousands)
Residential - 1 to 4 family	$2,739	$-	$9	$2,782	$1	$32
Multi-family and commercial	3,510	-	14	2,419	76	105
Construction	375	-	-	375	-	-
Commercial business - Other	295	2	1	177	3	5
Total	$6,919	$2	$24	$5,753	$80	$142

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

The following table presents the Company’s loans by risk rating at September 30, 2011 and December 31, 2010:

	Real Estate Loans			Commercial Business		Consumer
September 30, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	SBA & USDA	Other	Home Equity	Other	Total Loans
	(In Thousands)
Not Rated	$-	$-	$-	$140,959	$-	$-	$-	$140,959
Pass	249,493	124,868	12,605	-	21,498	27,750	2,730	438,944
Special Mention	823	12,903	748	-	2,007	-	-	16,481
Substandard	5,500	13,198	-	-	3,849	332	-	22,879
Doubtful	-	-	-	-	31	-	-	31
Loss	-	-	-	-	-	-	-	-
Total	$255,816	$150,969	$13,353	$140,959	$27,385	$28,082	$2,730	$619,294

	Real Estate Loans			Commercial Business		Consumer
December 31, 2010	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	SBA & USDA	Other	Home Equity	Other	Total Loans
	(In Thousands)
Not Rated	$-	$-	$-	$116,492	$-	$-	$-	$116,492
Pass	267,023	134,484	6,504	-	20,105	25,483	3,166	456,765
Special Mention	834	16,260	366	-	2,896	-	-	20,356
Substandard	3,066	9,271	82	-	3,239	50	1	15,709
Doubtful	-	-	-	-	70	-	-	70
Loss	-	-	-	-	-	-	-	-
Total	$270,923	$160,015	$6,952	$116,492	$26,310	$25,533	$3,167	$609,392

Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met:  1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar risk characteristics.  The most common types of modifications include below market interest rate reductions, deferrals of principal and maturity extensions.  Modified terms are dependent upon the financial position and needs of the individual borrower.  If the modification agreement is violated, the loan is handled by the Company’s Collections Department for resolution, which may result in foreclosure.  The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

The Company’s nonaccrual policy is followed for TDRs.  If the loan was current prior to modification, nonaccrual status would not be required.  If the loan was on nonaccrual prior to modification or if the payment amount significantly increases, the loan will remain on nonaccrual for a period of at least six months.  Loans qualify for return to accrual status once the borrower has demonstrated the willingness and the ability to perform in accordance with the restructured terms of the loan agreement for a period of not less than six months.

All TDRs are initially reported as impaired.  Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar risk characteristics at the time of restructuring.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

The following table provides information on loans modified as a TDR during the three and nine months ended September 30, 2011.  There were no charge-offs or principal reductions during the modification process.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Allowance for Loan Losses (End of Period)	Number of Loans	Recorded Investment	Allowance for Loan Losses (End of Period)
	(Dollars In Thousands)
Residential - 1 to 4 family	-	$-	$-	2	$865	$-
Multi-family and commercial	2	1,656	21	10	7,357	477
Total	2	$1,656	$21	12	$8,222	$477

The following table provides, by type of modification, the recorded investment at September 30, 2011 of modified loans identified as TDRs that occurred during the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In Thousands)
Interest Rate Adjustments	$-	$2,504
Principal Deferrals (1)	439	3,150
Combination of Rate and Payment (2)	1,217	2,568
Total	$1,656	$8,222

(1)	Terms of modifications include temporary interest-only payments with deferral of principal.
(2)	Terms include combination of interest rate adjustments and interest-only payments with deferral of principal.

One commercial real estate loan totaling $895,000, which was modified as a TDR and included in the above table, was in payment default (defined as 90 days or more past due) during the three and nine months ended September 30, 2011.  The related allowance for the defaulted TDR totaled $458,000 at September 30, 2011.

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)
Land	$2,098	$2,098
Buildings	6,109	6,077
Leasehold improvements	7,807	7,786
Furniture and equipment	12,157	11,388
Construction in process	1	21
	28,172	27,370
Accumulated depreciation and amortization	(15,747)	(15,247)
Premises and equipment, net	$12,425	$12,123

At September 30, 2011 and December 31, 2010, construction in process related to incidental branch improvements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

NOTE 6.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income are components of comprehensive income.

Components of other comprehensive income for the nine months ended September 30, 2011 are as follows:

	September 30, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding gains on available for sale securities	$1,578	$(538)	$1,040
Noncredit portion of OTTI on available for sale securities	(21)	7	(14)
Reclassification adjustment for gains realized in net income	(340)	116	(224)
Unrealized holding gains on available for sale securities, net of taxes	1,217	(415)	802
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	(351)	119	(232)
Other comprehensive income	$866	$(296)	$570

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized loss on available for sale securities	$(361)	$122	$(239)
Noncredit portion of OTTI on available for sale securities	27	(9)	18
Net unrealized loss on effective cash flow hedging derivative	(480)	163	(317)

Accumulated other comprehensive loss	$(814)	$276	$(538)

	December 31, 2010
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized loss on available for sale securities	$(1,599)	$544	$(1,055)
Noncredit portion of OTTI on available for sale securities	48	(16)	32
Net unrealized loss on effective cash flow hedging derivative	(129)	44	(85)

Accumulated other comprehensive loss	$(1,680)	$572	$(1,108)

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined).  As of September 30, 2011 and December 31, 2010, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since then that management believes have changed the Bank’s regulatory category.  As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively in terms of components of capital, than those applicable to institutions themselves.  There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of September 30, 2011 and December 31, 2010.

September 30, 2011	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$106,417	23.33%	$36,491	8.00%	$45,614	10.00%
Tier I Risk-based Capital Ratio	101,750	22.31	18,243	4.00	27,364	6.00
Tier I Capital Ratio	101,750	11.02	36,933	4.00	46,166	5.00
Tangible Equity Ratio	101,750	11.02	13,850	1.50	N/A	N/A

December 31, 2010	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$75,823	15.34%	$39,543	8.00%	$49,428	10.00%
Tier I Risk-based Capital Ratio	71,173	14.40	19,770	4.00	29,655	6.00
Tier I Capital Ratio	71,173	7.81	36,452	4.00	45,565	5.00
Tangible Equity Ratio	71,173	7.81	13,670	1.50	N/A	N/A

NOTE 8.  FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company groups its assets and liabilities in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1:
Valuation is based on quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for markettransactions involving identical assets or liabilities.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

Level2:
Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level3:
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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2011.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:

U.S. Government and agency obligations	$1,052	$84,190	$-	$85,242
Government-sponsored enterprises	-	25,716	-	25,716
Mortgage-backed securities	-	106,905	-	106,905
Corporate debt securities	-	14,117	-	14,117
Collateralized debt obligations	-	-	3,032	3,032
Obligations of state and political subdivisions	-	6,935	-	6,935
Tax-exempt securities	-	142	-	142
Foreign government securities	-	75	-	75
Equity securities - financial services	543	-	-	543
Equity securities - other	1,521	-	-	1,521
Forward loan sale commitments and derivative loan commitments	-	-	98	98
Total assets	$3,116	$238,080	$3,130	$244,326

Liabilities:
Forward loan sale commitments and derivative loan commitments	$-	$-	$22	$22
Interest rate swap agreement	-	480	-	480
Total liabilities	$-	$480	$22	$502

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Trading securities	$-	$-	$248	$248
U.S. Government and agency obligations	1,025	22,558	-	23,583
Government-sponsored enterprises	-	29,993	-	29,993
Mortgage-backed securities	-	101,024	-	101,024
Corporate debt securities	-	14,717	-	14,717
Collateralized debt obligations	-	-	2,532	2,532
Obligations of state and political subdivisions	-	6,905	-	6,905
Tax-exempt securities	-	144	-	144
Foreign government securities	-	100	-	100
Equity securities	299	739	-	1,038
Forward loan sale commitments and derivative loan commitments	-	-	163	163
Total assets	$1,324	$176,180	$2,943	$180,447

Liabilities:
Forward loan sale commitments and derivative loan commitments	$-	$-	$184	$184
Interest rate swap agreement	-	129	-	129
Total liabilities	$-	$129	$184	$313

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets (liabilities):

	Collateralized Debt Obligations	Forward Loan Sale Commitments and Derivative Loan Commitments, Net
	(In Thousands)
Balance at December 31, 2010	$2,780	$(21)
Change in fair value included in net income	182	97
Increase in fair value included in other comprehensive income	544	-
Sales	(474)	-
Balance at September 30, 2011	$3,032	$76

Assets Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2011 and 2010.  There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2011 or 2010.

	At September 30, 2011			Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In Thousands)
Impaired loans	$-	$-	$2,431	$463	$671
Other real estate owned	-	-	1,069	35	175
Total assets	$-	$-	$3,500	$498	$846

	At September 30, 2010			Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	Level 1	Level 2	Level 3	Total (Gains) Losses	Total Losses
	(In Thousands)
Impaired loans	$-	$-	$1,093	$(17)	$380
Other real estate owned	-	-	2,256	40	282
Total assets	$-	$-	$3,349	$23	$662

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
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2011 and December 31, 2010.  The estimated fair value amounts at September 30, 2011 and December 31, 2010 have been measured as of each respective date, and the estimated fair value amounts at December 31, 2010 have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to that date.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.  The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets.  Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of September 30, 2011 and December 31, 2010, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$31,662	$31,662	$78,321	$78,321
Trading securities	-	-	248	248
Available for sale securities	224,228	224,228	180,036	180,036
Loans held for sale	1,588	1,617	7,371	7,460
Loans receivable, net	615,729	629,062	606,214	608,935
Federal Home Loan Bank stock	8,388	8,388	8,388	8,388
Accrued interest receivable	3,653	3,653	3,113	3,113
Forward loan sale commitments and derivative loan commitments	98	98	163	163

Financial Liabilities:
Savings deposits	38,208	38,208	56,495	56,495
Demand deposits, negotiable orders of withdrawal and money market accounts	383,433	383,433	314,656	314,656
Certificates of deposit	272,720	274,899	289,563	293,035
Mortgagors' and investors' escrow accounts	1,584	1,584	3,425	3,425
Federal Home Loan Bank advances	100,069	106,147	114,169	118,799
Junior subordinated debt owed to unconsolidated trust	8,248	5,230	8,248	6,115
Forward loan sale commitments and derivative loan commitments	22	22	184	184
Interest rate swap agreement	480	480	129	129

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

At September 30, 2011, the information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$8,000
Weighted average fixed pay rate	2.44%
Weighted average variable receive rate	0.35%
Weighted average maturity in years	4.3
Unrealized loss relating to interest rate swap	$317

At September 30, 2011 and December 31, 2010, third-party analyses determined the cash flow hedge related to the Company’s long-term debt was 100% effective and there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating.  If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral).  The aggregate fair value of the derivative instrument, with such a credit-related contingent feature that was in a net liability position at September 30, 2011, was $480,000 for which the Company had posted collateral of $600,000 in the normal course of business.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of undesignated mortgage loan commitments was $15.2 million at September 30, 2011.  The gain in fair value of such commitments, which totaled $255,000, was recorded in noninterest income on the income statement for the nine months ended September 30, 2011.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.  The notional amount of undesignated forward loan sale commitments was $2.3 million at September 30, 2011.  The loss in fair value of such commitments, which totaled $158,000, was recorded in noninterest income on the income statement for the nine months ended September 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2011 and December 31, 2010 and its results of operations for the three and nine months ended September 30, 2011 and 2010.  The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Assets:
Summary.  Assets increased $18.9 million, or 2.0%, to $945.3 million at September 30, 2011 from $926.4 million at December 31, 2010, principally due to increases of $64.2 million in available for sale securities and $9.5 million in net loans receivable, offset by decreases of $46.7 million in cash and cash equivalents, $5.8 million in loans held for sale and $1.7 million in other assets.  Cash and cash equivalents decreased and securities increased as subscription funds received from the stock offering and funds received from deposit growth were deployed to purchase primarily U.S. government and agency obligations and mortgage-backed securities and SBA and USDA loans that are fully guaranteed by the U.S. government.

Loans Receivable, Net.  The net loan portfolio increased $9.5 million.  Loan originations increased $5.2 million during the first nine months of 2011 compared to the same period in 2010, offset by the increase of $4.3 million in sales of fixed-rate residential mortgage loans.  Changes in the loan portfolio consisted of the following:

o
Residential Loans.   Residential mortgage loans comprised 41.3% of the total loan portfolio at September 30, 2011.  Residential mortgage loans decreased $15.1 million, or 5.6%, primarily due to the sale of $32.5 million of longer-term fixed-rate residential mortgage loans.  Loan originations for residential loans decreased $8.5 million for the first nine months of 2011 over the comparable period in 2010.

o
Commercial Loans.  The commercial loan portfolio, which includes multi-family and commercial real estate and commercial business loans, represented 51.6% of total loans.  Multi-family and commercial real estate loans decreased $9.0 million, or 5.7%.  Loan originations for commercial real estate loans increased $12.5 million during the first nine months of 2011 compared to the same period in 2010 as a result of the addition of new commercial loan originators.  Commercial business loans increased $25.5 million, or 17.9%, for the first nine months of 2011 from the comparable period in 2010 primarily due to the purchase of $41.2 million in SBA and USDA loans that are fully guaranteed by the U.S. Government.  Loan originations for commercial business loans increased $3.3 million during the first nine months of 2011, resulting from the addition of several new commercial lenders.

o
Construction Loans.  Construction loans, which include both residential and commercial construction loans, increased $6.4 million.  The increase primarily related to two commercial construction loans that will convert to permanent commercial real estate loans upon the completion of the construction projects.

o
Consumer Loans.  Consumer loans represent 5.0% of the Company’s total loan portfolio.  Consumer loans increased $2.1 million during the first nine months of 2011.  Increases in home equity loans of $2.5 million were offset by a decrease of $437,000 in other consumer loans.  Loan originations for consumer loans decreased $2.2 million for the nine months ended September 30, 2011 from the comparable period in 2010.

The allowance for loan losses totaled $5.2 million and $4.8 million at September 30, 2011 and December 31, 2010.  The ratio of the allowance for loan losses to total loans increased from 0.78% at December 31, 2010 to 0.84% at September 30, 2011.  The SBA and USDA loan purchases, which are fully guaranteed by the full faith and credit of the U.S. government, require no allowance for loan losses.  Excluding the guaranteed SBA and USDA loans, the ratio of the allowance for loan losses to total loans was 1.09% and 0.96% at September 30, 2011 and December 31, 2010, respectively.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

	September 30, 2011	December 31, 2010
	(Dollars in Thousands)
Nonaccrual loans:
Real estate loans
Residential - 1 to 4 family	$5,319	$2,901
Multi-family and commercial	2,851	1,775
Construction	-	82
Total real estate loans	8,170	4,758
Commercial business loans	929	116
Consumer loans	332	51
Total nonaccrual loans	9,431	4,925

Accruing loans past due 90 days or more	-	-
Total nonperforming loans	9,431	4,925
Other real estate owned, net (1)	1,069	1,285
Total nonperforming assets	10,500	6,210
Accruing troubled debt restructurings	7,327	5,261
Total nonperforming assets and troubled debt restructurings	$17,827	$11,471

Allowance for loan losses as a percent of nonperforming loans	55.33%	97.44%
Total nonperforming loans to total loans	1.52%	0.80%
Total nonperforming loans to total assets	1.00%	0.53%
Total nonperforming assets and troubled debt restructurings to total assets	1.89%	1.24%

(1)	Other real estate owned balances are shown net of related write-downs or valuation allowance.

An increase in nonperforming residential one- to four-family and multi-family and commercial real estate loans of $2.4 million and $1.1 million, respectively, contributed to the higher balance of nonperforming loans at September 30, 2011.  Nonperforming loans are expected to remain elevated in the short-term due to recent changes that extended the State of Connecticut’s foreclosure process.  The modification of loan terms, which may result in TDR classification, may be provided to borrowers when necessary to preserve the unpaid principal balance of certain loans.

Other real estate owned decreased $216,000 from December 31, 2010 to September 30, 2011, primarily as a result of the sale of four residential properties with an aggregate carrying value of $510,000.  During the first nine months of 2011, the Company acquired two residential properties and one commercial property with a carrying value totaling $469,000 and recorded a write-down on other real estate owned totaling $175,000.  At September 30, 2011, other real estate owned included two residential and three commercial properties.

Troubled debt restructurings, which consisted of ten commercial real estate loans and two residential one- to four-family real estate loans, with modifications consisting of deferred principal payments, interest rate concessions or a combination of deferred principal payments and interest rate concessions, totaled $8.2 million at September 30, 2011 compared to $6.2 million at December 31, 2010.  Of the total troubled debt restructurings, $7.3 million and $5.3 million were accruing in accordance with their restructured terms at September 30, 2011 and December 31, 2010, respectively.  The Company anticipates that the borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary.  Liabilities were $815.3 million at September 30, 2011 compared to $845.3 million at December 31, 2010 as subscription funds received in escrow at year-end 2010 totaling $48.3 million were transferred to shareholders’ equity upon completion of the stock offering on January 12, 2011.  Deposits increased $33.6 million, or 5.1%, which included increases in NOW and money market accounts of $58.5 million and noninterest-bearing deposits of $10.3 million, offset by decreases in savings accounts of $18.3 million and certificates of deposit of $16.8 million.  Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products.  Borrowings decreased $14.1 million from $122.4 million at December 31, 2010 to $108.3 million at September 30, 2011, resulting from net repayments of Federal Home Loan Bank advances.

Equity:
Summary.  Shareholders’ equity increased $48.9 million from $81.1 million at December 31, 2010 to $130.0 million at September 30, 2011.  The increase in shareholders’ equity was attributable to net stock offering proceeds of $50.3 million, earnings of $1.7 million and an increase in net unrealized gains on securities aggregating $802,000 (net of taxes), offset by the funding of the employee stock ownership plan of $3.1 million, dividends of $893,000 and an increase in net unrealized losses on an interest rate swap derivative of $232,000.

Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap, net of taxes.  Net unrealized losses on securities, net of taxes, totaled $221,000 and $1.0 million at September 30, 2011 and December 31, 2010, respectively.  Unrealized losses on available for sale securities at September 30, 2011 resulted from an improvement in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheet and a component of comprehensive income on the consolidated statement of changes in shareholders’ equity.  A majority of the unrealized losses at September 30, 2011 related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities.  The Company does not intend to sell such securities and it is not more likely than not that it will be required to sell such securities prior to the recovery of its amortized cost basis, which may be at maturity, less any credit losses.  The net unrealized loss on the interest rate swap, net of taxes, totaled $317,000 and $85,000 at September 30, 2011 and December 31, 2010, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

General.  The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings.  The Company also generates noninterest income such as gains on the sale of securities, fees earned from mortgage banking activities, fees from deposits, trust and investment management services, insurance commissions and other fees.  The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, marketing, deposit insurance assessments and other general and administrative expenses.  The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary.  The Company reported net income of $740,000 for the three months ended September 30, 2011, a decrease of $98,000, compared to net income of $838,000 for the three months ended September 30, 2010, primarily due to increases in noninterest expenses and the income tax provision, offset by increases in net interest income and noninterest income.

The Company reported net income for the nine months ended September 30, 2011 of $1.7 million compared to $2.0 million for the nine months ended September 30, 2010.  Contributing to lower net income for 2011 was the shareholder approved charitable contribution of $500,000 ($335,000 after tax) to SI Financial Group Foundation during the first quarter of 2011.

Interest and Dividend Income.  Total interest and dividend income decreased $425,000, or 4.3%, to $9.5 million for the three months ended September 30, 2011, compared to the same period in 2010.  The decrease in interest income was due to lower yields on interest-earning assets, offset by an increase in the average balance of interest-earning assets. The yield earned on interest-earning assets decreased 49 basis points to 4.17%, with the yield on loans contributing the largest decrease of 51 basis points to 4.88%.  Average interest-earning assets increased $59.5 million to $899.9 million in 2011, mainly due to a higher average balance of securities of $52.8 million.

For the nine months ended September 30, 2011, interest and dividend income decreased $1.6 million, or 5.3%, to $28.6 million compared to the nine months ended September 30, 2010 due to lower yields on interest-earning assets, offset by an increase in the average balance of interest-earning assets. The yield earned on interest-earning assets decreased 55 basis points to 4.29%, with the yield on loans contributing the largest decrease of 48 basis points to 5.04%.   Average interest-earning assets increased $58.1 million to $890.8 million in 2011, mainly due to a higher average balance of securities of $35.4 million.  The decrease in yields for 2011 was due to lower market interest rates.

Interest Expense. For the three months ended September 30, 2011, interest expense decreased $542,000, or 16.1%, to $2.8 million compared to $3.4 million for the same period in 2010, primarily due to lower rates paid on interest-bearing deposits and FHLB borrowings and a decrease in the average balance of interest-bearing liabilities, offset by an increase in the average balance of NOW and money market deposits and an increase in the rate on subordinated debt.  Average interest-bearing deposits increased $5.3 million to $617.3 million while the average rate decreased 32 basis points to 1.15%.  An increase in the average balance of NOW and money market accounts totaling $49.6 million was offset by a decrease in the average balance of certificates of deposit and savings accounts totaling $24.4 million and $19.9 million, respectively, as certain customers shifted from certificates of deposit and savings accounts to NOW and money market accounts.  The average balance of FHLB advances decreased $6.5 million and the average rate decreased 18 basis points to 3.47%.  Impacted by the interest rate swap, the average rate on subordinated debt increased 192 basis points to 4.04%.  Average rates declined as a result of the sustained lower interest rate environment during 2011.

For the nine months ended September 30, 2011, interest expense decreased $1.9 million, or 18.1%, to $8.7 million compared to $10.7 million for the same period in 2010, primarily due to lower rates paid on interest-bearing deposits and a decrease in the average balance of FHLB borrowings, offset by an increase in the average balance of NOW and money market deposits and the rate on subordinated debt.  Average interest-bearing deposits increased $1.8 million to $609.7 million while the average rate decreased 40 basis points to 1.22%.  An increase in the average balance of NOW and money market accounts totaling $39.7 million was offset by decreases in the average balance of certificates of deposit and savings accounts totaling $24.8 million and $13.2 million, respectively, as certain customers shifted from certificates of deposit and savings accounts to NOW and money market accounts.  The average balance of FHLB advances decreased $5.4 million and the average rate decreased 13 basis points to 3.53%.  Impacted by the interest rate swap, the average rate on subordinated debt increased 206 basis points to 4.07%.

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

	At or For the Three Months Ended September 30,
	2011			2010
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$625,138	$7,688	4.88%	$612,138	$8,309	5.39%
Securities (3)	241,661	1,753	2.88	188,839	1,537	3.23
Other interest-earning assets	33,067	10	0.12	39,415	32	0.32
Total interest-earning assets	899,866	9,451	4.17	840,392	9,878	4.66

Noninterest-earning assets	49,241			50,895
Total assets	$949,107			$891,287

Interest-bearing liabilities:
Deposits:
NOW and money market	$295,417	313	0.42	$245,843	375	0.61
Savings (4)	44,748	41	0.36	64,617	67	0.41
Certificates of deposit (5)	277,154	1,436	2.06	301,512	1,820	2.39
Total interest-bearing deposits	617,319	1,790	1.15	611,972	2,262	1.47

Federal Home Loan Bank advances	107,681	941	3.47	114,169	1,051	3.65
Subordinated debt	8,248	84	4.04	8,248	44	2.12
Total interest-bearing liabilities	733,248	2,815	1.52	734,389	3,357	1.81

Noninterest-bearing liabilities	85,012			74,899
Total liabilities	818,260			809,288

Total shareholders' equity	130,847			81,999

Total liabilities and shareholders' equity	$949,107			$891,287

Net interest-earning assets	$166,618			$106,003

Tax equivalent net interest income (3)		6,636			6,521
Tax equivalent interest rate spread (6)			2.65%			2.85%
Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.93%			3.08%
Average of interest-earning assets to average interest-bearing liabilities			122.72%			114.43%
Less tax equivalent adjustment (3)		-			(2)
Net interest income		$6,636			$6,519

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are immaterial.
(3)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$620,368	$23,402	5.04%	$609,598	$25,165	5.52%
Securities (3)	228,048	5,098	2.99	192,670	4,909	3.41
Other interest-earning assets	42,373	56	0.18	30,375	81	0.36
Total interest-earning assets	890,789	28,556	4.29	832,643	30,155	4.84

Noninterest-earning assets	52,297			52,313
Total assets	$943,086			$884,956

Interest-bearing liabilities:
Deposits:
NOW and money market	$277,964	1,019	0.49	$238,285	1,279	0.72
Savings (4)	51,076	153	0.40	64,227	228	0.47
Certificates of deposit (5)	280,679	4,407	2.10	305,447	5,872	2.57
Total interest-bearing deposits	609,719	5,579	1.22	607,959	7,379	1.62

Federal Home Loan Bank advances	110,078	2,909	3.53	115,483	3,163	3.66
Subordinated debt	8,248	251	4.07	8,248	124	2.01
Total interest-bearing liabilities	728,045	8,739	1.60	731,690	10,666	1.95

Noninterest-bearing liabilities	84,530			72,520
Total liabilities	812,575			804,210

Total shareholders' equity	130,511			80,746

Total liabilities and shareholders' equity	$943,086			$884,956

Net interest-earning assets	$162,744			$100,953

Tax equivalent net interest income (3)		19,817			19,489
Tax equivalent interest rate spread (6)			2.69%			2.89%
Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.97%			3.13%
Average of interest-earning assets to average interest-bearing liabilities			122.35%			113.80%
Less tax equivalent adjustment (3)		(1)			(12)
Net interest income		$19,816			$19,477

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are immaterial.
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

	Three Months Ended September 30, 2011 and 2010			Nine Months Ended September 30, 2011 and 2010
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)			(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(794)	$173	$(621)	$(2,201)	$438	$(1,763)
Securities (3)	(180)	396	216	(646)	835	189
Other interest-earning assets	(18)	(4)	(22)	(50)	25	(25)
Total interest-earning assets	(992)	565	(427)	(2,897)	1,298	(1,599)

Interest-bearing liabilities:
Interest expense:
Deposits (4)	(381)	(91)	(472)	(1,499)	(301)	(1,800)
Federal Home Loan Bank advances	(52)	(58)	(110)	(109)	(145)	(254)
Subordinated debt	40	-	40	127	-	127
Total interest-bearing liabilities	(393)	(149)	(542)	(1,481)	(446)	(1,927)

Change in net interest income (5)	$(599)	$714	$115	$(1,416)	$1,744	$328

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are immaterial.
(3)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Presented on a tax equivalent basis using a tax rate of 34%.

Provision for Loan Losses.   The provision for loan losses decreased $60,000 and $82,000 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year.  The decrease in the provision in 2011 reflected an increase in SBA and USDA loans in the portfolio.  These loans are fully guaranteed by the U.S. government and require no provision.  The lower provision for 2011 also reflects a decrease in net charge-offs, offset by an increase in nonperforming loans.  Net loan recoveries totaled $247,000 for the third quarter of 2011 compared to net loan charge-offs of $152,000 for the third quarter of 2010.  Net loan charge-offs were $191,000 and $587,000 for the nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011, nonperforming loans totaled $9.4 million, compared to $4.2 million at September 30, 2010.  An increase in nonperforming residential and commercial real estate loans of $2.4 million and $1.1 million, respectively, contributed to the higher balance of nonperforming loans for 2011.  Specific loan loss allowances relating to impaired loans increased to $918,000 at September 30, 2011, compared to $449,000 at September 30, 2010.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,233	$1,248	$(15)	(1.2)%	$3,624	$3,825	$(201)	(5.3)%
Wealth management fees	989	1,011	(22)	(2.2)	3,106	3,065	41	1.3
Increase in cash surrender value of bank-owned life insurance	72	73	(1)	(1.4)	215	216	(1)	(0.5)
Net gain on sale of securities	122	197	(75)	(38.1)	340	878	(538)	(61.3)
Net impairment losses recognized in earnings	-	(160)	160	(100.0)	-	(492)	492	(100.0)
Mortgage banking fees	189	221	(32)	(14.5)	491	576	(85)	(14.8)
Net gain (loss) in fair value on trading securities and derivatives	71	(129)	200	(155.0)	279	(129)	408	(316.3)
Net loss on disposal of equipment	(33)	(5)	(28)	560.0	(41)	(5)	(36)	720.0
Other	54	69	(15)	(21.7)	228	141	87	61.7
Total noninterest income	$2,697	$2,525	$172	6.8%	$8,242	$8,075	$167	2.1%

For the three and nine months ended September 30, 2011, the Company recognized gains of $71,000 and $279,000, respectively, resulting from an increase in the fair value of derivative instruments and two trading securities, compared to a decrease of $129,000 in fair value of trading securities for both the three and nine months ended September 30, 2010.  The Company did not record any other-than-temporary impairment charges on securities for the three or nine months ended September 30, 2011, compared to other-than-temporary impairment charges on one non-agency mortgage-backed security totaling $160,000 and $492,000 for the three and nine months ended September 30, 2010, respectively.  Wealth management fees declined for the third quarter of 2011 due to lower trust service fees but increased for the first nine months of 2011 principally due to the Bank’s new retirement product introduced during 2011.  The Company realized a reduction in net gains on the sale of securities of $75,000 and $538,000 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  Service fees decreased $15,000 and $201,000 for the three and nine months ended September 30, 2011, respectively, as a result of a reduction in overdraft privilege fees, offset by an increase in fees associated with higher electronic banking usage.  Despite an increase in the volume of fixed-rate residential loan sales, mortgage banking fees declined $32,000 and $85,000 for both the three and nine months ended September 30, 2011, respectively, as a result of a reduction in proceeds received on the sales.  Other noninterest income included a net gain of $122,000 related to death benefit proceeds from a bank-owned life insurance policy received during the first quarter of 2011.  Other noninterest income for the first nine months of 2011 was offset by impairment charges of $72,000 to reduce the carrying value in the Bank’s small business investment company limited partnership, compared to impairment charges of $12,000 for the same period in 2010.

Noninterest Expenses.  The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,057	$3,684	$373	10.1%	$12,433	$11,895	$538	4.5%
Occupancy and equipment	1,450	1,433	17	1.2	4,373	4,197	176	4.2
Computer and electronic banking services	986	958	28	2.9	2,929	2,852	77	2.7
Outside professional services	273	210	63	30.0	854	746	108	14.5
Marketing and advertising	205	179	26	14.5	606	569	37	6.5
Supplies	104	112	(8)	(7.1)	371	377	(6)	(1.6)
FDIC deposit insurance and regulatory assessments	110	321	(211)	(65.7)	718	989	(271)	(27.4)
Contribution to SI Financial
Group Foundation	-	-	-	N/A	500	-	500	N/A
Other	862	777	85	10.9	2,286	2,351	(65)	(2.8)
Total noninterest expenses	$8,047	$7,674	$373	4.9%	$25,070	$23,976	$1,094	4.6%

Noninterest expenses increased $373,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  The increase for the nine-month period was predominately due to a $500,000 cash contribution to SI Financial Group Foundation in connection with the public stock offering and concurrent second-step conversion completed during the first quarter of 2011.  SI Financial Group Foundation is a charitable foundation dedicated to providing assistance to charitable causes within the communities we serve.  Additional costs associated with salaries and benefits, occupancy and equipment and outside professional services contributed to the increase in noninterest expenses for 2011.  Higher salaries and benefits were attributable to the addition of lending staff hired to build commercial loan relationships.  The increase in occupancy and equipment expenses primarily related to equipment maintenance contracts and greater snow removal and utility costs associated with the poor weather conditions in the region during the first quarter of 2011. Foreclosure expenses, including legal fees associated with foreclosure actions, increased in the third quarter as a result of the increase in nonperforming loans.  A reduction in the FDIC deposit insurance assessment for 2011 was due to a lower assessment rate stemming from a new calculation methodology.

Income Tax Provision.  The provision for income taxes increased $74,000 and decreased $118,000 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  The effective tax rate for the three months ended September 30, 2011 and 2010 was 31.2% and 23.8%, respectively.  The lower effective tax rate for the three months ended September 30, 2010 related to adjustments resulting from the completion of our annual tax return.  The effective tax rate for the nine months ended September 30, 2011 and 2010 was 30.4% and 29.1%, respectively.  The effective tax rate for the first nine months of 2011 was impacted by a non-taxable gain on bank-owned life insurance proceeds received during the first quarter of 2011.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $31.7 million.  Interest-bearing deposits and federal funds sold totaled $18.6 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $244.2 million at September 30, 2011.  In addition, at September 30, 2011, the Company had the ability to borrow $161.3 million from the FHLB, which included overnight lines of credit of $10.0 million.  On that date, the Company had FHLB advances outstanding of $100.1 million and no overnight advances outstanding.  Additionally, the Company has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds.  The Company believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities.  For the nine months ended September 30, 2011, the Company originated $87.8 million of loans and purchased $133.8 million of securities and $41.2 million of loans.  For the year ended December 31, 2010, the Company originated $122.0 million of loans and purchased $91.7 million of securities and $54.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds.  The increased liquidity needed to fund asset growth is provided through increased deposits and through proceeds from the recently completed stock offering.  The net increase in total deposits, offset by a decrease in mortgagors’ and investors’ escrow accounts, was $31.8 million for the nine months ended September 30, 2011, and the net increase in total deposits, including mortgagors’ and investors’ escrow accounts was $1.8 million for the year ended December 31, 2010.  Certificates of deposit due within one year of September 30, 2011 totaled $111.5 million, or 16.0%, of total deposits.  Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment.  The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit.  Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows.  The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained.  The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors.  The Bank generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships.  Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits.  The Bank experienced a net decrease of $14.1 million in FHLB advances for the nine months ended September 30, 2011 and $1.9 million for the year ended December 31, 2010.

In accordance with applicable regulations, the Company may not repurchase shares of its common stock during the first year following the completion of the conversion and offering, except to fund equity benefit plans other than stock options, or, with prior regulatory approval, when extraordinary circumstances exist.  The Company repurchased 547 shares of the Company’s common stock withheld on behalf of plan participants to satisfy tax withholding obligations related to the vesting of restricted shares at a cost of $5,000 during the nine months ended September 30, 2011.  Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2010 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures.  SI Financial Group also may repurchase shares of its common stock in the future.  SI Financial Group’s primary sources of funds are the proceeds retained in the stock offering, interest and dividends on securities and dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At September 30, 2011, SI Financial Group had cash and cash equivalents of $11.9 million and available for sale securities of $12.9 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2010.  There were no material changes in the Company’s payments due under contractual obligations between December 31, 2010 and September 30, 2011.

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

Financial instruments whose contract amounts represent credit risk at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$33,199	$10,166
Undisbursed construction loans	6,544	6,708
Undisbursed home equity lines of credit	21,726	21,106
Undisbursed commercial lines of credit	21,204	12,239
Overdraft protection lines	1,262	1,311
Standby letters of credit	34	115
Total commitments	$83,969	$51,645

Future loan commitments at September 30, 2011 and December 31, 2010 included fixed-rate loan commitments of $22.8 million and $6.1 million, respectively, at interest rates ranging from 3.13% to 6.02% and 3.50% to 5.75%, respectively.

The Bank is a limited partner in two Small Business Investment Corporations (“SBIC”).  At September 30, 2011, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $440,000. The Bank recognized write-downs of $72,000 and $12,000 on its investment in the SBICs during the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk
The primary market risk affecting the financial condition and operating results of the Company is interest rate risk.  Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates.  The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of its earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. The Company’s strategy for managing interest rate risk generally is to emphasize the origination of adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company purchases variable-rate USDA and SBA loans in the secondary market that are fully guaranteed by the U.S. government.  These loans have a significantly shorter duration than fixed-rate mortgage loans. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold more longer-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk.  The Company may offer attractive rates for existing certificates of deposit accounts to extend their maturities. The Company also uses shorter-term investment securities and longer-term borrowings from the FHLB to help manage interest rate risk.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2011.
	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
300 basis point increase in rates	0.61%	0.95%
Modified 300 basis point increase in rates	(0.55)	(1.16)
50 basis point decrease in rates	(3.21)	(4.04)

Management believes that under the current rate environment, a change of interest rates downward of 200 basis points is a highly remote interest rate scenario. Therefore, management modified the limit and a 50 basis point decrease in interest rates was used. This limit will be re-evaluated periodically and may be modified as appropriate. The modified 300 basis point increase in rates represents an instantaneous rate shock as well as incorporates sensitivity testing for residential mortgage loan prepayment speeds, commercial mortgage loan basis risk pricing and non-maturity deposit pricing and migration assumptions.

The basis point change in rates in the above table is assumed to occur evenly over the 12- and 24-month periods. As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates declined by 50 basis points or increased 300 basis points under the modified scenario.  Conversely, net interest income would be positively impacted as indicated by the 300 basis point increase in rates scenario detailed above as a result of the Company’s strategy to better position the balance sheet for the anticipated increase in market interest rates.  The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market and restructuring FHLB borrowings to current lower market interest rates while extending their duration.  Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.   No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101
The following materials from the SI Financial Group, Inc., Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Statement of Changes in Shareholders’ Equity and (v) related notes, tagged as blocks of text. (3)

(1)
Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

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

SI FINANCIAL GROUP, INC.

Date: November 9, 2011	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2011	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer,
Treasurer and Chief Operating Officer
(principal financial and accounting officer)