Form 10-K
period 2011-12-31
SI Financial Group, Inc.
filed 2012-03-12
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

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

Large Accelerated Filer  ☐ Accelerated Filer  ☒
Non-Accelerated Filer   ☐   Smaller Reporting Company Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $103.8 million, which was computed by reference to the closing price of $10.10, at which the common equity was sold as of June 30, 2011.  Solely for the purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be affiliates.

As of March 2, 2012, there were 10,576,302 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders and the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

SI FINANCIAL GROUP, INC.

Forward-Looking Statements
This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.   These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.  Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain.   Factors that could have a material adverse effect on the operations of SI Financial Group, Inc. (the "Company") and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines.  Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K and in other reports filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I.

Item 1.  Business.

General

In certain instances where appropriate, the terms “we,” “us” and “our” refer to SI Financial Group, Inc. and Savings Institute Bank and Trust Company or both.

SI Financial Group, Inc. was established on August 6, 2004 to become the parent holding company for Savings Institue Bank and Trust Company (the "Bank") upon the conversion of the Bank’s former parent, SI Bancorp, Inc., from a state-chartered to a federally-chartered mutual holding company.  At the same time, the Bank also converted from a state-chartered to a federally-chartered savings bank.  On September 30, 2004, the Company completed its minority stock offering with the sale of 5,025,500 shares of its common stock to the public, 251,275 shares contributed to SI Financial Group Foundation and 7,286,975 issued to SI Bancorp, MHC, the Company's former mutual holding company parent.

On January 12, 2011, the Company completed its public stock offering and the concurrent "second step" conversion of the Bank from the mutual holding company structure to a stock holding company structure (the "Conversion").  A total of 6,544,493 shares of common stock were sold in the subscription and community offerings at $8.00 per share, including 392,670 shares purchased by the Bank’s Employee Stock Ownership Plan.  Additional shares totaling 4,032,356 were issued in exchange for shares of the former federally-chartered SI Financial Group, Inc., at an exchange ratio of 0.8981. Following the Conversion, the Company had 10,576,849 shares of common stock outstanding.

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

The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in its market area, including insurance, trust and investment services.  The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business and consumer loans.  Beginning in 2008, substantially all of the fixed-rate one- to four-family residential conforming loans the Bank originates are sold in the secondary market with the servicing retained.  Such sales generate mortgage banking fee income.  The remainder of the Bank’s loan portfolio is originated for investment.

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

In view of the recent economic downturn, our primary market area has remained a relatively stable banking market.  Windham, New London, Tolland, Hartford and Middlesex counties have a total population of 1.6 million and total households of 616,000 according to SNL Financial.  For 2010, median household income levels ranged from $58,000 to $78,000 in the five counties we maintain branch offices, compared to $70,000 for Connecticut as a whole and $54,000 for the United States according to published statistics.

The Bank faces significant competition for the attraction of deposits and origination of loans.  The most direct competition for deposits has historically come from the several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities.  At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank held 20.67% of the deposits in Windham County, which is the largest market share out of 10 financial institutions with offices in this county.  Also, at June 30, 2011, the Bank held 0.89% of the deposits in New London, Tolland, Hartford and Middlesex Counties, which is the 16th market share out of 35 financial institutions with offices in these counties.  Bank of America Corp., Webster Bank Financial Corporation, The Toronto-Dominion Bank, People’s United Financial, Inc. and Banco Santander, S.A., all of which are large national or regional bank holding companies, also operate in the Bank’s market area.  These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans.  At December 31, 2011, the Bank had loans held for sale totaling $5.6 million.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$247,426	39.79%	$270,923	44.46%	$306,244	50.12%	$332,399	53.46%	$330,389	55.87%
Multi-family and commercial	158,384	25.47	160,015	26.26	159,781	26.15	158,693	25.52	132,819	22.46
Construction	12,290	1.98	6,952	1.14	11,400	1.87	27,892	4.49	37,231	6.29
Total real estate loans	418,100	67.24	437,890	71.86	477,425	78.14	518,984	83.47	500,439	84.62

Commercial business loans:
SBA and USDA guaranteed	127,359	20.48	116,492	19.11	77,310	12.65	45,704	7.35	42,267	7.15
Other	40,442	6.50	26,310	4.32	30,239	4.95	34,945	5.62	27,583	4.66
Total commercial business loans	167,801	26.98	142,802	23.43	107,549	17.60	80,649	12.97	69,850	11.81

Consumer loans:
Home equity	27,425	4.41	25,533	4.19	22,573	3.69	18,762	3.02	17,774	3.01
Indirect automobile	5,733	0.92	—	—	—	—	—	—	—	—
Other	2,824	0.45	3,167	0.52	3,513	0.57	3,345	0.54	3,330	0.56
Total consumer loans	35,982	5.78	28,700	4.71	26,086	4.26	22,107	3.56	21,104	3.57

Total loans	621,883	100.00%	609,392	100.00%	611,060	100.00%	621,740	100.00%	591,393	100.00%
Deferred loan origination costs, net of deferred fees	1,713		1,621		1,523		1,570		1,390
Allowance for loan losses	(4,970)		(4,799)		(4,891)		(6,047)		(5,245)
Loans receivable, net	$618,626		$606,214		$607,692		$617,263		$587,538

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

In an effort to provide financing for moderate income and first-time buyers, the Bank offers loans insured by the Federal Housing Administration and the Veterans Administration and participates in the Connecticut Housing Finance Authority Program.  The Bank also offers Guaranteed Rural Housing Loans through the United States Department of Agriculture ("USDA"). The Bank offers fixed-rate residential mortgage loans through these programs to qualified individuals and originates the loans using modified underwriting guidelines.

Multi-Family and Commercial Real Estate Loans.  The Bank makes multi-family and commercial real estate loans throughout its market area for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  The Bank offers fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate.  The Bank’s multi-family and commercial real estate loans are generally secured by owner-occupied properties, including churches and retail facilities.  The Bank intends to continue to emphasize this segment of its loan portfolio, as market conditions permit, as such loans produce yields that are generally higher than one- to four-family residential loans and are more sensitive to changes in market interest rates.

The Bank originates adjustable-rate multi-family and commercial real estate loans for amortization periods up to 25 years.  Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period.  Interest rates and payments on adjustable-rate loans are adjusted to a rate typically 2.5-3.0% above the classic advance rates offered by the Federal Home Loan Bank of Boston (the “FHLB”). There are no adjustment period or lifetime interest rate caps. Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.  At December 31, 2011, the largest outstanding multi-family or commercial real estate loan was $8.8 million.  This loan is secured by an office building and was performing according to its terms at December 31, 2011.

Construction and Land Loans.  The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings.  The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses.  Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Commercial construction loans generally provide for the payment of interest only during the construction phase which may range from three to twenty-four months.  Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction, 75% on construction for nonresidential properties and 80% of the lesser of the appraised value or cost of the project on multi-family construction.  At December 31, 2011, the largest outstanding commercial construction loan commitment was $5.0 million for the construction of a multi-tenant retail building, of which $4.7 million was outstanding and the largest residential construction loan commitment was $600,000, of which $585,000 was outstanding.  These loans were performing according to their terms at December 31, 2011.  Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser.  Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

The Bank also originates land loans to individuals, local contractors and developers only for making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan.  Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land.  Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%.  The Bank offers fixed-rate land loans and variable-rate land loans that adjust annually.  Interest rates and payments on adjustable-rate land loans are adjusted to a rate typically equal to the then current prime rate as reported in The Wall Street Journal plus a 1.0–2.0% margin.  The maximum amount by which the interest rate may be increased or decreased is generally 2% annually and the lifetime interest rate cap is generally 6% over the initial rate of the loan.  Land loans totaled $446,000 at December 31, 2011.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area.  The Bank offers a variety of commercial lending products, the maximum amount of which is limited by the Bank’s in-house loans to one borrower limit.  At December 31, 2011, the largest commercial loan was a $5.0 million loan, which is secured by the assignment of a diverse portfolio of consumer account receivables related to the time share industry.  This loan was performing according to its terms at December 31, 2011.

The Bank offers loans secured by business assets other than real estate, such as business equipment and inventory. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property.  The Bank originates lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.  These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months, and will be paid over a pre-defined amortization period.  Additional products such as time notes, letters of credit and equipment lease financing are offered.  Additionally, the Bank purchases the portion of commercial business loans that are fully guaranteed by the Small Business Administration (“SBA”) and the USDA.  At December 31, 2011, purchased SBA and USDA loans totaled $127.4 million.

Under the direction of a seasoned Loan Officer with experience in this field, the Bank's Commercial Lending Department has initiated a program to finance capital improvements for residential and commercial condominium associations. The loans are secured with the assigned right to levy special assessments and collect the special assessments from the individual unit owners. The portfolio consists of thirty-two loans totaling $11.7 million as of December 31, 2011.

The Bank has initiated a specialized lending program supporting the time share industry. The Bank provides financing for investors but is not involved with the development of time share resorts. The loan is secured by diverse consumer receivables which are replaced in the event of a default by the consumer. The Bank has hired an experienced Loan Officer who specializes in this area of lending. The Bank's current exposure in time share lending is $5.0 million.

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s underlying business.  As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant significant collection efforts against the borrower.  In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases, Sales and Servicing.  Loan originations come from a number of sources.  The primary source of loan originations are the Bank’s in-house loan originators, and to a lesser extent, advertising and referrals from customers.

The Bank purchases the portions of loans fully guaranteed by the SBA and the USDA.  The loans are primarily for commercial and agricultural properties located throughout the United States.  The Bank purchased $41.2 million and $54.0 million in such loans during 2011 and 2010, respectively. During 2011, proceeds from the sale of SBA and USDA loans totaled $8.0 million. No SBA and USDA loans were sold during 2010.

Additionally, the Bank enters into participation loans with other institutions.  The Bank generally performs its own underwriting analysis before participating in a loan and therefore, believes there should not be a greater risk of default on these obligations.  However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. At December 31, 2011, the Bank was a participating lender on three loans totaling $2.8 million, which are secured by commercial real estate, serviced by the lead lenders.

During 2011, the Bank purchased an indirect automobile portfolio totaling $5.8 million. The characteristics of the portfolio include minimum FICO scores for the applicant, acceptable debt to income ratios, qualified collateral and Vendor's Single Interest ("VSI") coverage on each automobile. At December 31, 2011, the indirect automobile portfolio amounted to $5.7 million.

The Bank originates conventional conforming one- to four-family loans which meet Fannie Mae underwriting standards.  Beginning in 2008, substantially all one- to four-family residential conforming loans have been sold in the secondary market on a servicing retained basis.  Such loans are sold to Fannie Mae, the Connecticut Housing Finance Authority and the FHLB under the Mortgage Partnership Finance Program (“MPF”).  The decision to sell loans in the secondary market is based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management.  Generally, loans are sold without recourse.  The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. Proceeds from the sale of one- to four-family loans totaled $49.1 million for each of the years ended December 31,

2011 and 2010. The Bank intends to continue to originate these types of loans for sale in the secondary market in the future to increase its noninterest income.

At December 31, 2011, the Bank retained the servicing rights on $178.5 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties.  Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower.  At December 31, 2011, the balance of loans sold with recourse totaled $16,000.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, net charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Loans at beginning of year	$609,392	$611,060	$621,740

Originations:
Real estate loans	119,684	104,497	129,948
Commercial business loans	16,651	5,337	4,386
Consumer loans	10,898	12,210	11,990
Total loan originations	147,233	122,044	146,324

Purchases:
SBA and USDA guaranteed	41,197	53,953	40,876
Indirect automobile	5,802	—	—
Total purchases	46,999	53,953	40,876

Deductions:
Principal loan repayments, prepayments and other, net	122,087	125,719	131,940
Loan sales	57,047	49,107	56,336
Loan charge-offs	1,726	1,015	4,075
Transfers to other real estate owned	881	1,824	5,529
Total deductions	181,741	177,665	197,880

Net increase (decrease) in loans	12,491	(1,668)	(10,680)

Loans at end of year	$621,883	$609,392	$611,060

Loan Maturity.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2011.  The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans and may cause actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude deferred loan fees and costs.

	Amounts Due In
	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$140	$5,450	$241,836	$247,426
Multi-family and commercial	607	16,229	141,548	158,384
Construction	8,718	—	3,572	12,290
Total real estate loans	9,465	21,679	386,956	418,100

Commercial business loans:
SBA and USDA guaranteed	—	1,477	125,882	127,359
Other	7,400	14,407	18,635	40,442
Total commercial business loans	7,400	15,884	144,517	167,801

Consumer loans:
Home equity	4	93	27,328	27,425
Indirect automobile	—	2,367	3,366	5,733
Other	103	1,230	1,491	2,824
Total consumer loans	107	3,690	32,185	35,982

Total loans	$16,972	$41,253	$563,658	$621,883

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

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2011 that are due after December 31, 2012, and have either fixed interest rates or adjustable interest rates.

	Due After December 31, 2012
	Fixed Rates	Floating or Adjustable Rates	Total

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$170,066	$77,220	$247,286
Multi-family and commercial	22,102	135,675	157,777
Construction	3,281	291	3,572
Total real estate loans	195,449	213,186	408,635

Commercial business loans:
SBA and USDA guaranteed	41,642	85,717	127,359
Other	18,383	14,659	33,042
Total commercial business loans	60,025	100,376	160,401

Consumer loans:
Home equity	6,494	20,927	27,421
Indirect automobile	5,733	—	5,733
Other	1,549	1,172	2,721
Total consumer loans	13,776	22,099	35,875

Total loans	$269,250	$335,661	$604,911

Loan Approval Procedures and Authority.  The Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Company’s Board of Directors and management.  All residential mortgages and home equity lines of credit in excess of $6.0 million or all commercial loans and other consumer loans in excess of $2.0 million require the approval of the Board of Directors.  The Loan Committee of the Board of Directors has the authority to approve:  (1) residential mortgage loans and consumer home equity lines of credit up to $6.0 million and (2) commercial and other consumer loans up to $2.0 million. The President and the Senior Credit Officer have approval for:  (1) residential mortgage loans that conform to Fannie Mae and Freddie Mac standards up to $2.0 million or $417,000 for those that are non-conforming and (2) consumer and commercial loans up to $250,000 individually or $2.0 million jointly for home equity lines of credit or $1.0 million jointly for commercial and other consumer loans.  Additionally, certain loan and branch personnel have the authority to approve residential mortgage loans, home equity lines and consumer loans up to certain limits as specified in the Bank's loan policy.

Loans to One Borrower.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of the Bank’s stated capital and reserves.  At December 31, 2011, the Bank’s general regulatory limit on loans to one borrower was approximately $16.1 million.  At that date, the Bank’s largest lending relationship was $8.8 million, representing a commercial real estate loan on an office building.  This loan was performing according to its terms at December 31, 2011.

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

The following table provides information about delinquencies in the Bank’s loan portfolio at the dates indicated.

	December 31, 2011				December 31, 2010
	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	5	$995	24	$3,835	9	$1,291	19	$2,364
Multi-family and commercial	—	—	4	1,703	—	—	1	44
Construction	—	—	—	—	—	—	1	82
Total real estate loans	5	995	28	5,538	9	1,291	21	2,490
Commercial business loans:
SBA and USDA guaranteed	1	327	—	—	—	—	—	—
Other	—	—	1	623	—	—	1	46
Total commercial business loans	1	327	1	623	—	—	1	46
Consumer loans:
Home equity	—	—	2	269	1	50	—	—
Other	—	—	—	—	1	1	—	—
Total consumer loans	—	—	2	269	2	51	—	—

Total delinquent loans	6	$1,322	31	$6,430	11	$1,342	22	$2,536

Classified Assets.  Management of the Bank, including the Managed Asset Committee, consisting of a number of the Bank’s officers, review and classify the assets of the Bank on a monthly basis and the Board of Directors reviews the results of the reports on a quarterly basis.  Federal regulations and the Bank’s internal policies require that management utilize an internal asset classification system to monitor and evaluate the credit risk inherent in its loan portfolio.  In addition, the Bank's regulator has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets; substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have all the weaknesses inherent in those classified as “substandard” with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss.  Assets classified as “loss” are those assets considered uncollectible and of such little value that continuance as assets of the institution are not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weakness deserving close attention.  If the Bank classifies an asset as a loss, a loan loss allowance in the amount of 100% of the portion of the asset classified as a loss is established.

The following table shows the aggregate amounts of the Bank’s criticized and classified assets as of December 31, 2011.

				Special
	Loss	Doubtful	Substandard	Mention
Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$—	$—	$5,753	$769
Multi-family and commercial	—	—	13,826	8,699
Construction	—	—	—	583
Total real estate loans	—	—	19,579	10,051

Commercial business loans:
Other	—	—	1,677	3,977
Total commercial business loans	—	—	1,677	3,977

Consumer loans:
Home equity	—	—	316	—
Total consumer loans	—	—	316	—
Total classified loans	—	—	21,572	14,028

Investment securities:
Non-agency mortgage-backed	—	—	7,565	—
Collateralized debt obligations	—	—	6,275	—
Total classified investment securities	—	—	13,840	—

Total criticized and classified assets	$—	$—	$35,412	$14,028

At December 31, 2011, total classified assets were comprised of forty-four commercial real estate loans totaling $22.5 million, forty-five residential mortgage loans totaling $6.5 million, eighteen commercial business loans totaling $5.7 million, two commercial construction loans totaling $583,000 and nine investment securities with a carrying value totaling $13.8 million.  Substandard assets include $21.6 million of substandard loans, of which $10.6 million were nonperforming at December 31, 2011.  Of the $10.6 million in nonperforming loans, residential real estate loans totaling $3.8 million, commercial real estate loans totaling $1.7 million, commercial business loans (other) totaling $623,000 and consumer loans (home equity) totaling $269,000 were 90 days or more past due.  The substandard assets also included four collateralized debt obligations totaling $6.3 million and five non-agency mortgage-backed securities totaling $7.6 million.  None of the $14.0 million of special mention loans were 60 days or more past due at December 31, 2011.

Other than disclosed in the above tables, there are no other loans at December 31, 2011 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as a foreclosed asset until it is sold.  When property is acquired, it is recorded at fair value, net of estimated selling expenses.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

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

The following table provides information with respect to the Bank’s nonperforming assets and TDRs as of the dates indicated.  The Company had no accruing loans past due 90 days or more at any of the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$5,590	$2,901	$2,597	$2,795	$755
Multi-family and commercial	4,031	1,775	—	832	42
Construction	—	82	375	5,483	6,082
Total real estate loans	9,621	4,758	2,972	9,110	6,879
Commercial business loans	654	116	35	217	733
Consumer loans:
Home equity	316	50	—	—	—
Other	—	1	—	1	20
Total consumer loans	316	51	—	1	20
Total nonaccrual loans	10,591	4,925	3,007	9,328	7,632

Other real estate owned, net (1)	976	1,285	3,680	—	913
Total nonperforming assets	11,567	6,210	6,687	9,328	8,545

Accruing troubled debt restructurings	4,620	5,261	67	69	71
Total nonperforming assets and troubled debt restructurings	$16,187	$11,471	$6,754	$9,397	$8,616

Total nonperforming loans to total loans	1.70%	0.81%	0.49%	1.50%	1.29%
Total nonperforming loans to total assets	1.11	0.53	0.34	1.09	0.97
Total nonperforming assets and troubled debt restructurings to total assets	1.69	1.24	0.77	1.10	1.09

(1)	Other real estate owned balances are shown net of related write-downs or valuation allowance.

The increase in nonperforming assets was due to an increase in nonaccrual loans offset by a decrease in other real estate owned.  Nonaccrual loans increased due to the addition of eight commercial real estate loans totaling $2.8 million and an increase in residential one- to four-family loans of $2.7 million at December 31, 2011. Nonaccrual loans consisted of forty-one residential one- to four-family loans, eleven commercial real estate loans, three commercial business loans and three consumer loans.

Other real estate owned decreased $309,000 from December 31, 2010 to December 31, 2011, primarily as a result of the sale of one commercial and five residential properties with an aggregate carrying value of $995,000.  During 2011, the Bank acquired one commercial and five residential properties with a net carrying value of $881,000 and reduced the carrying value of one commercial property and two residential properties in the amount of $195,000.

At December 31, 2011 and 2010, troubled debt restructurings totaled $5.1 million and $6.2 million, respectively, as a result of interest rate concessions, deferral of principal payments or a combination of the two.  As of December 31, 2011, all borrowers, with the exception of one loan with a carrying value of $437,000, are performing in accordance with the terms of their restructured loan agreements and the Bank anticipates that these borrowers will repay all contractual principal and interest.

Interest income that would have been recorded for the year ended December 31, 2011 had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period amounted to $646,000.  The amount of interest recognized on these loans was $376,000 for the year ended December 31, 2011.

Allowance for Loan Losses.  The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio.  Loan losses are charged against the allowance for loan losses when management believes that the uncollectibility of the principal loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received.  In the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when necessary.

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

The allowance for loan losses consists of the following key elements:

◦
Specific allowance for identified impaired loans.  For such loans that are identified as impaired, an allowance is established when the present value of expected cash flows (or observable market price of the loan or fair value of the collateral if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.

◦
General valuation allowance.  The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans.  For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments:  residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer.   Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; level of loan charge-offs and nonperforming loans; trends in terms of volume, nature and terms of loans; effects of changes in risk selection, underwriting standards and other changes in lending policies, procedures and practices; experience/ability and depth of lending management and staff and national and local economic trends and conditions.

In computing the allowance for loan losses, we do not assign a general valuation allowance to the SBA and USDA loans that we purchase as such loans are fully guaranteed.  Such loans accounted for $127.4 million, or 20.5% of the loan portfolio at December 31, 2011.

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while management believes it has established the allowance for loan losses in conformity with U.S. generally accepted accounting principles, our regulators, in reviewing the loan portfolio, may require the Company to increase its allowance for loan losses based on judgments different from those of the Company.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2011			2010			2009
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$759	15.27%	39.79%	$915	19.06%	44.46%	$1,028	21.02%	50.12%
Multi-family and commercial	2,337	47.01	25.47	2,700	56.27	26.26	2,443	49.95	26.15
Construction	280	5.63	1.98	64	1.34	1.14	221	4.51	1.87
Commercial business	1,148	23.09	26.98	790	16.45	23.43	906	18.53	17.60
Consumer loans:
Home equity	344	6.92	4.41	265	5.53	4.19	230	4.71	3.69
Indirect automobile	40	0.81	0.92	—	—	—	—	—	—
Other	62	1.27	0.45	65	1.35	0.52	63	1.28	0.57
Total allowance for loan losses	$4,970	100.00%	100.00%	$4,799	100.00%	100.00%	$4,891	100.00%	100.00%

	December 31,
	2008			2007
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$906	14.98%	53.46%	$823	15.69%	55.87%
Multi-family and commercial	2,358	38.99	25.52	1,679	32.01	22.46
Construction	1,533	25.36	4.49	1,653	31.52	6.29
Commercial business	1,097	18.13	12.97	922	17.57	11.81
Consumer loans:
Home equity	94	1.56	3.02	85	1.62	3.01
Other	59	0.98	0.54	83	1.59	0.56
Total allowance for loan losses	$6,047	100.00%	100.00%	$5,245	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Allowance at beginning of year	$4,799	$4,891	$6,047	$5,245	$4,365

Provision for loan losses	1,558	902	2,830	1,369	1,062

Charge-offs:
Real estate loans:
Residential - 1 to 4 family	(686)	(285)	(257)	(80)	—
Multi-family and commercial	(606)	(221)	(149)	(42)	(246)
Construction	(83)	(293)	(2,927)	(41)	—
Commercial business loans	(267)	(166)	(645)	(359)	—
Consumer loans:
Home equity	(15)	—	—	—	—
Other	(69)	(50)	(97)	(75)	(188)
Total charge-offs	(1,726)	(1,015)	(4,075)	(597)	(434)

Recoveries:
Real estate loans:
Residential - 1 to 4 family	—	1	43	4	4
Multi-family and commercial	15	14	—	—	131
Construction	284	—	—	—	—
Commercial business loans	37	3	37	21	—
Consumer loans:
Other	3	3	9	5	117
Total recoveries	339	21	89	30	252
Net charge-offs	(1,387)	(994)	(3,986)	(567)	(182)

Allowance at end of year	$4,970	$4,799	$4,891	$6,047	$5,245

Ratios:
Allowance to total loans outstanding at year end	0.80%	0.79%	0.80%	0.97%	0.89%
Allowance to nonperforming loans	46.93	97.44	162.65	64.83	68.72
Net charge-offs to average loans outstanding during the year	0.22	0.16	0.64	0.09	0.03

The allowance as a percentage of total loans increased to 0.80% at December 31, 2011 compared to 0.79% at December 31, 2010.  The higher provision for 2011 resulted from an increase in net loan charge-offs, predominately residential and commercial real estate loans, and an increase in nonperforming loans.  At December 31, 2011, nonperforming loans totaled $10.6 million, compared to $4.9 million at December 31, 2010, the increase was due, in part, to the prolonged foreclosure process in the State of Connecticut. Specific loan loss allowances relating to impaired loans decreased to $245,000 at December 31, 2011 compared to $502,000 at December 31, 2010.  While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, economic conditions have negatively impacted the residential and commercial real estate markets and contributed to the decrease in credit quality for residential and commercial mortgage loans.

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

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds.  The Company is also required to maintain an investment in FHLB stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2011.

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

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities purchased and held principally for trading in the near term are classified as “trading securities.” These securities are carried at fair value, with unrealized gains and losses recognized in earnings.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.

At December 31, 2011, the Company’s investment portfolio consisted of available for sale securities, totaling $230.8 million, representing 24.2% of assets.  The Company’s available for sale securities consisted primarily of U.S. Government and agency obligations, “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, government-sponsored enterprises securities with maturities of 20 years or less, corporate debt securities and “private-label” mortgage-backed securities with maturities of 30 years or less.

During the third quarter of 2010, the Company elected to fair value two collateralized debt obligations, previously reported as available for sale securities, and reclassified them to trading securities in accordance with applicable guidance.  These securities had amortized costs of $248,000 and $1.7 million and fair values of $248,000 and $739,000 at December 31, 2010 and 2009, respectively.  Cumulative unrealized losses at the date of election totaling $652,000 were reclassified from accumulated other comprehensive loss to retained earnings as a cumulative effect adjustment resulting from a change in accounting principle.  These securities were sold during the quarter ended June 30, 2011. The Company does not purchase securities with the intent of selling them in the near term, thus there are no other securities in the trading portfolio.  For the year ended December 31, 2011, the net gain in fair value on trading securities was $182,000, compared to a net loss in fair value on trading securities of $408,000 for the year ended December 31, 2010.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale securities:	(In Thousands)
U.S. Government and agency obligations	$88,917	$89,587	$23,399	$23,583	$35,945	$36,229
Government-sponsored enterprises	17,204	17,666	29,912	29,993	13,980	14,035
Mortgage-backed securities: (1)
Agency - residential	85,552	88,444	84,408	87,370	89,751	93,099
Non-agency - residential	7,766	6,888	11,039	10,455	18,690	16,219
Non-agency - HELOC	3,097	2,538	3,797	3,199	4,328	2,196
Corporate debt securities	14,094	14,047	14,502	14,717	6,979	7,321
Collateralized debt obligations	6,275	2,917	6,466	2,532	8,153	5,038
Obligations of state and political subdivisions	6,488	6,766	6,800	6,905	5,003	5,131
Tax-exempt securities	70	71	140	144	3,210	3,219
Foreign government securities	75	75	100	100	100	100
Total debt securities	229,538	228,999	180,563	178,998	186,139	182,587

Equity securities - financial services	228	205	1,024	1,038	1,043	975
Equity securities - other	1,609	1,610	—	—	—	—
Total equity securities	1,837	1,815	1,024	1,038	1,043	975
Total available for sale securities	231,375	230,814	181,587	180,036	187,182	183,562

Trading securities:
Collateralized debt obligations	—	—	248	248	—	—
Total securities	$231,375	$230,814	$181,835	$180,284	$187,182	$183,562

(1)
Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The Company had no individual investments that had an aggregate book value in excess of 10% of shareholders’ equity at December 31, 2011.

The following table sets forth the amortized cost, weighted average yields and contractual maturities of securities at December 31, 2011.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.  Certain mortgage-backed securities and collateralized debt obligations have adjustable interest rates and will reprice periodically within the various maturity ranges.  These repricing schedules are not reflected in the table below.  At December 31, 2011, the amortized cost of mortgage-backed securities with adjustable rates totaled $24.2 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government and agency obligations	$—	—%	$2,917	2.51%	$8,104	2.95%	$77,896	2.92%	$88,917	2.91%
Government-sponsored enterprises	4,000	2.26	13,204	2.13	—	—	—	—	17,204	2.16
Mortgage-backed securities:
Agency - residential	—	—	2,868	3.44	12,742	3.97	69,942	3.68	85,552	3.71
Non-agency-residential	—	—	—	—	304	5.61	7,462	3.98	7,766	4.04
Non-agency - HELOC	—	—	—	—	—	—	3,097	1.05	3,097	1.05
Corporate debt securities	3,007	2.53	9,091	2.11	996	5.09	1,000	4.83	14,094	2.60
Collateralized debt obligations	—	—	—	—	—	—	6,275	1.72	6,275	1.72
Obligations of state and political subdivisions	1,000	4.76	4,488	3.96	500	2.50	500	3.69	6,488	3.95
Tax-exempt securities	70	3.87	—	—	—	—	—	—	70	3.87
Foreign government securities	25	2.41	50	1.95	—	—	—	—	75	2.10
Total debt securities	8,102		32,618		22,646		166,172		229,538
Equity securities - financial services	—	—	—	—	—	—	228	1.98	228	1.98
Equity securities - other	—	—	—	—	—	—	1,609	2.63	1,609	2.63
Total equity securities	—		—		—		1,837		1,837
Total available for sale securities	$8,102	2.69%	$32,618	2.53%	$22,646	3.65%	$168,009	3.21%	$231,375	3.14%

Each reporting period, the Company evaluates securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to have other-than-temporary impairment ("OTTI").  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition, such as the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuers.  OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses.  For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and noncredit-related OTTI is recognized in other comprehensive income, net of applicable taxes.  During 2011, the Company recognized OTTI for credit losses on debt securities of $148,000.  See Notes 3 and 15 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more details.

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

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of the State of Connecticut.  The Bank attracts deposits in its market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts) and interest-bearing accounts (such as NOW and money market accounts, regular savings accounts and certificates of deposit).  CDARS deposits, which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive FDIC insurance on deposits up to $50.0 million.  The Bank also utilizes brokered deposits, which were $4.0 million at December 31, 2011, $2.0 million of which were CDARS deposits.   Brokered deposits, which are deposits sold by brokers to banks, are generally out-of-market, thus, they are less likely to remain with the institution after their maturity, which may require us to replace these deposits with higher cost alternative funds. Also, because they generally have larger balances, they often are accompanied by a higher interest rate.  The Bank does not currently utilize brokered deposits as a primary funding source.  Rather, the Bank occasionally maintains a minimal amount of such deposits to ensure access to another liquidity source should the need arise.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns.  The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, but not be the market leader in every account type and maturity.

The following table sets forth the average balance of deposits by type and weighted average rates paid thereon at the dates indicated.

	December 31,
	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$73,790	—%	$65,189	—%	$59,777	—%
NOW and money market accounts	286,000	0.37	240,592	0.59	206,012	0.93
Savings accounts (1)	48,413	0.28	64,415	0.32	62,717	0.47
Certificates of deposit (2)	278,687	2.00	302,706	2.19	318,029	2.87

Total deposits	$686,890	0.95%	$672,902	1.21%	$646,535	1.70%

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $1.9 million, $2.1 million and $2.2 million at December 31, 2011, 2010 and 2009, respectively.

(2)	Includes brokered deposits of $4.3 million, $3.0 million and $2.6 million at December 31, 2011, 2010 and 2009, respectively.

The Bank had $99.5 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2011, maturing as follows:

	Amount	Weighted Average Rate
Maturity Period:	(Dollars in Thousands)
Three months or less	$13,575	1.27%
Over three through six months	10,041	1.91
Over six through twelve months	12,816	1.66
Over twelve months	63,091	2.47
Total	$99,523	2.15%

The following table sets forth certificates of deposit accounts classified by the rates at December 31, 2011.

	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in Thousands)
0.20 - 1.00%	$56,567	$4,630	$—	$—	$—	$61,197	22.44%
1.01 - 2.00%	34,524	9,842	14,612	1,070	194	60,242	22.10
2.01 - 3.00%	20,301	56,249	17,528	16,372	17,310	127,760	46.86
3.01 - 4.00%	415	1,481	8,600	2,573	288	13,357	4.90
4.01 - 5.00%	3,214	5,819	67	332	111	9,543	3.50
5.01 - 5.36%	249	289	—	—	—	538	0.20
Total	$115,270	$78,310	$40,807	$20,347	$17,903	$272,637	100.00%

Cash Management Services. The Bank offers a variety of deposit accounts designed for the businesses operating in its market area. The Bank's business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses and non-profit organizations. The Bank also offers remote capture products, sweep accounts and money market accounts for its business customers in an effort to increase its commercial deposits through the offering of these types of cash management products.

FHLB Borrowings.  The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  As of December 31, 2011, the Bank had outstanding borrowings with the FHLB of $100.1 million.

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

Junior Subordinated Debt Owed to Unconsolidated Trust.  In 2006, SI Capital Trust II (the “Trust”), a business trust, issued $8.0 million of trust preferred securities in a private placement and issued approximately 248 shares of common stock at $1,000 par value to the Company. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company.  The trust preferred securities mature in 30 years and bear interest at three-month LIBOR plus 1.70%.  The interest rate on these securities at December 31, 2011 was 2.25%.  The Company may redeem the trust preferred securities, in whole or in part.

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

The following table sets forth information regarding the Company’s borrowings at and for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$114,169	$121,100	$143,600
Subordinated debt	8,248	8,248	8,248

Average balance outstanding during the year:
FHLB advances	$107,555	$115,152	$131,460
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate during the year:
FHLB advances	3.51%	3.66%	4.15%
Subordinated debt	4.07	2.10	2.63

Balance outstanding at end of year:
FHLB advances	$100,069	$114,169	$116,100
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate at end of year:
FHLB advances	3.38%	3.63%	3.61%
Subordinated debt	4.14	4.14	1.95

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services, to individuals, partnerships, corporations and institutions.  Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements.  The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality.  Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business to accumulate assets and increase fee-based income.  At December 31, 2011, trust assets under administration were $144.0 million, consisting of 298 accounts, the largest of which totaled $10.5 million, or 7.3%, of the trust department’s total assets.  SI Trust Servicing, a third-party provider of trust outsourcing services for community banks, expands the wealth management products offered by the Bank, and offers trust services to other community banks.  As of December 31, 2011, SI Trust Servicing provided trust outsourcing services to 14 clients, consisting of 6,600 accounts totaling $7.0 billion in assets.  For each of the years ended December 31, 2011 and 2010, total trust services revenue was $3.9 million.

On February 13, 2012, the Bank entered into a definitive agreement with Reliance Integrated Solutions, LLC ("Reliance") in which Reliance will acquire the assets and assume certain liabilities of SI Trust Servicing, the Bank's third-party provider of trust outsourcing services located in Vermont. The Bank estimates recognizing an after-tax loss of $250,000 on the transaction, which is expected to close on March 31, 2012.

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

SI Realty Company, Inc.   SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate owned by the Bank, including foreclosure properties.  At December 31, 2011, SI Realty Company, Inc. had $4.2 million in assets.

SI Mortgage Company.  In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property.  SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law.  Income tax savings to the Bank from the use of a passive investment company was $148,000 and $207,000 for the years ended December 31, 2011 and 2010, respectively.

Personnel

At December 31, 2011, the Company had 239 full-time employees and 37 part-time employees.  None of the Company’s employees are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC"), as its primary federal regulator, and the FDIC, as the insurer of its deposits.  The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC.  The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan losses.  Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.  The Company, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board ("FRB").  The Company is also subject to the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws.

Certain of the regulatory requirements that are applicable to the Bank and the Company are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual statutes and regulations.

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the current bank regulatory structure and will impact the future lending and investment activities and general operations of depository institutions and their holding companies.

The Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for savings and loan holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by savings and loan holding companies with assets of less than $500.0 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15.0 billion of assets. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.
The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10.0 billion in assets.
The Dodd-Frank Act made many other changes in banking regulation. Those include authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations.
The Dodd Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided for noninterest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.
Many of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on the Company and the Bank. Although the substance and scope of many of these regulations cannot be determined at this time, particularly those provisions relating to the new Consumer Financial Protection Bureau, the Dodd-Frank Act and implementing regulations may have a material impact on operations through, among other things, increased compliance costs and heightened regulatory supervision.
Federal Banking Regulation

Business Activities.  The activities of federal savings banks are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements.  The OCC’s capital regulations require savings associations to meet three minimum capital standards:

◦	a tangible capital ratio requirement of 1.5% of adjusted total assets;

◦
a leverage ratio of 4% of Tier 1 (core) capital to adjusted total assets (3% for institutions that are not anticipating or experiencing significant growth and have well diversified risk; i.e., generally, the highest examination rating); and

◦	a risk-based capital ratio requirement of 8% of total capital (core and supplementary capital) to total risk-weighted assets of which at least half must be core capital.

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

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2011, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  A number of discretionary supervisory actions could also be taken, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

In addition to the increase in capital requirements set forth in the Dodd-Frank Act, Federal bank regulators have the authority to impose higher capital requirements on an individual bank basis. These requirements may be greater than those set forth in the Dodd-Frank Act or that would qualify a bank as being “well capitalized” under the FDIC’s prompt corrective action regulations.

Insurance of Deposit Accounts.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  Until recently, assessment rates ranged from seven to 77.5 basis points of each institution's deposit assessment base. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding.

The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions, a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 29, 2009. In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  That prepayment, which included an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank participates in the unlimited noninterest-bearing transaction account coverage; the Bank and the Company opted not to participate in the unsecured debt guarantee program.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10.0 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act subjects violations of the qualified thrift lender requirements to possible enforcement action for violation of the law and dividend limitations.  As of December 31, 2011, the Bank maintained 70.06% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide thirty days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like the Bank, it is a subsidiary of a holding company.  If the Bank’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the OCC could prohibit a proposed capital distribution, which is otherwise permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on activities and/or denials of applications for transactions such as mergers, acquisitions and branches. The Bank received an “outstanding” Community Reinvestment Act rating in its most recently completed examination.  The responsibility for implementing the Community Reinvestment Act is not being transferred to the new Consumer Financial Protection Bureau but rather is remaining with the prudential regulators.

Transactions with Related Parties.  Federal law limits the Bank’s authority to engage in transactions with "affiliates” (e.g., any entity that controls or is under common control with the Bank, including the Company and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement.  The OCC currently has primary enforcement responsibility over federal savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order for removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Assessments.  Savings associations were previously required to pay assessments to the Office of Thrift Supervision ("OTS") to fund the agency’s operations. The general institution (and savings and loan holding companies) assessment, paid on a semi-annual basis, was computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its business.  The OCC, which succeeded the OTS, is similarly funded through assessments imposed on regulated institutions. The assessments paid by the Bank for 2011 were $232,000.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Banks provide a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB of Boston.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2011 of $8.4 million.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually and, for 2012, require a 3.0% ratio for up to $71.0 million and an exemption of $11.5 million.  The Bank complies with the foregoing requirements.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:

◦	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

◦
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

◦	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

◦	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

◦	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

The operations of the Bank also are subject to the:

◦
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumers’ financial records and prescribes procedures for complying with administrative subpoenas of financial records;

◦
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

◦
Check Clearing for the 21st Century Act (also known as “Check 21"), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General.  As a savings and loan holding company, the Company is subject to FRB regulations, examinations, supervision, reporting requirements and regulations concerning its activities.  In addition, the FRB has enforcement authority over the Company and its non-savings institution subsidiaries.  Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.  Pursuant to federal law and regulations and policy, a savings and loan holding company may engage in activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

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

No acquisition may be approved that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations implementing the "source of strength" policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The Bank must notify the FRB before paying a dividend to the Company.  The FRB may disapprove a dividend if, among other things, the FRB determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the voting stock of the company or institution, unless the FRB has found the acquisition will not result in a change in control. Under the Change in Bank Control Act, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the

Company and its subsidiaries.  With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2007.  The Company’s maximum federal income tax rate was 34.0% for 2011.

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

Distributions.  If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s unrecaptured tax-based bad debt reserves, including the balance of its Base Year Reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation.  Dividends paid out of the Bank’s current or accumulated earnings and profits will not be included in the Bank’s taxable income.

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

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax.  The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax.  The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for fiscal year 2011) to arrive at Connecticut income tax.

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

As a Maryland business corporation, the Company is required to file annual returns and pay annual fees to the State of Maryland.

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion.  Certain executive officers of the Bank also serve as executive officers of the Company.  The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank.  The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	57	President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group
Brian J. Hull	51	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer of Savings Institute Bank and Trust Company and SI Financial Group
David T. Weston	49	Senior Vice President and Senior Trust Officer of Savings Institute Bank and Trust Company
William E. Anderson, Jr.	42	Senior Vice President and Retail Banking Officer of Savings Institute Bank and Trust Company
Laurie L. Gervais	47	Senior Vice President and Director of Human Resources of Savings Institute Bank and Trust Company
Michael J. Moran	63	Senior Vice President and Senior Credit Officer of Savings Institute Bank and Trust Company

(1)	Ages presented are as of December 31, 2011.

Biographical Information:

Rheo A. Brouillard has been the President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group since 1995 and 2004, respectively.  Mr. Brouillard has been a director of the Company since 1995.

Brian J. Hull was named Chief Operating Officer in 2011 and has been Executive Vice President since 2002 and Chief Financial Officer and Treasurer since he joined Savings Institute Bank and Trust Company in 1997.  Mr. Hull has served as Chief Financial Officer and Treasurer of Savings Institute Bank and Trust Company and SI Financial Group since 2000 and 2004, respectively.

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

◦
A return to recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States' subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States' credit rating (which was recently downgraded by Standard & Poor's), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

◦
The Bank’s level of nonperforming loans and classified assets may require the Bank to increase the provision for loan losses and to charge-off additional losses in the future. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the Bank’s loan portfolio.

For 2011, we recorded a provision for loan losses of $1.6 million compared to a provision for loan losses of $902,000 in 2010. We also recorded net loan charge-offs of $1.4 million in 2011 compared to net loan charge-offs of $994,000 in 2010. Our nonperforming assets and troubled debt restructurings increased to $16.2 million, or 1.69% of total assets, at December 31, 2011 from $11.5 million, or 1.24% of total assets, at December 31, 2010. Additionally, at December 31, 2011, loans that were classified as either special mention, substandard, doubtful or loss totaled $35.6 million, representing 5.7% of total loans, including nonperforming loans of $10.6 million, representing 1.70% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market continues to weaken, more of our classified loans may become nonperforming and we could experience loan losses or be required to add further reserves to our allowance for loan losses, either of which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of and trends in our nonperforming, delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid.

Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges, the effect of the current and future economic conditions on collateral values and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At December 31, 2011, our allowance for loan losses totaled $5.0 million, which represented 0.80% of total loans and 46.93% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by our regulators, could have a material adverse effect on our operating results.

◦	The Bank’s commercial lending exposes us to lending risks.
At December 31, 2011, $326.2 million, or 52.5%, of our loan portfolio consisted of commercial real estate and commercial business loans. We intend to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

◦	The Bank’s emphasis on residential mortgage loans and home equity loans exposes it to lending risks, especially due to declining real estate values.
At December 31, 2011, $247.4 million, or 39.8%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $27.4 million, or 4.4%, of our loan portfolio consisted of home equity lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

◦	The Company’s investment portfolio may suffer reduced returns, material losses or other-than-temporary impairment losses.
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

Additionally, we review our securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our equity securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. We are required to write-down the value of that security through a charge to earnings if we conclude that the decline is other-than-temporary. In the case of debt securities, we are required to charge to earnings any decreases in value that are credit-related. As of December 31, 2011, the amortized cost and the fair value of our available for sale securities portfolio totaled $231.4 million and $230.8 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write-down these securities. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity. For the years ended December 31, 2011 and 2010, we recognized other-than-temporary impairment losses on certain debt securities related to credit-related factors totaling $148,000 and $492,000, respectively.

◦	A significant percentage of our assets are invested in securities, which typically have a lower yield than our loan portfolio.
Our results of operations are substantially dependent on our net interest income. At December 31, 2011, 24.2% of our assets were invested in available for sale securities. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase the origination or purchase of loans acceptable to us.

◦	Recently enacted regulatory reform may have a material impact on the Company’s operations.
On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, our former regulator, merged into the OCC, which regulates national banks. Savings and loan holding companies, including the Company, are now regulated by the FRB. Also included was the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was previously performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions was reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as the Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If the Company or the Bank were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on their ability to execute their business plans, as well as their ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in their operations.  See Item 1. Business. “Regulation and Supervision” for a discussion of regulatory capital requirements.

◦	Fluctuations in interest rates could reduce the Company’s profitability and affect the value of its assets.
Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread and the average life of our interest-earning assets and interest-bearing liabilities. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio and fixed-rate residential related mortgage- backed securities will have been originated at those lower rates and borrowers may be more reluctant to refinance or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Changes in interest rates also can affect: (1) the ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) the ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities, our profitability could be adversely affected during any period of changes in interest rates.

◦	The Company’s cost of operations is high relative to its assets. The Company’s failure to maintain or reduce its operating expenses could hurt its profits.
Our noninterest expenses totaled $32.6 million and $31.5 million for the years ended December 31, 2011 and 2010, respectively. We continue to analyze our expenses and achieve efficiencies where available, but we have experienced increased costs, a substantial portion of which are associated with the new full-service branches that we have opened or acquired since 2000. Although we have generated increases in both net interest income and noninterest income, our efficiency ratio remains high as a result of the higher operating expenses. Our efficiency ratio totaled 87.54% and 86.71% for the years ended December 31, 2011 and 2010, respectively. Failure to control or maintain our expenses could hurt future profits.

◦	Strong competition within the Bank’s market area could hurt its profits and slow growth.
We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2011, we held approximately 1.53% of the deposits in Hartford, Middlesex, New London, Tolland and Windham counties in Connecticut, which represented the 13th market share of deposits out of 36 financial institutions in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

◦	The Company is subject to liquidity risks.
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

◦	Increased and/or special FDIC assessments will hurt the Company’s earnings.
The recent economic recession caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $393,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $3.5 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

◦	If the goodwill recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability.
Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2011, we had $4.1 million of goodwill on our balance sheet. Companies evaluate goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Our annual review of our goodwill occurs in November. Write-downs of the amount of impairment, if necessary, are to be charged to income in the period in which the impairment occurs. For the year ended December 31, 2010, we recorded goodwill impairment of $37,000 related to our Colchester branch acquisition. No goodwill impairment was recorded for the year ended December 31, 2011. Future evaluations of goodwill may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

◦	The Company is subject to security and operational risks relating to use of its technology that could damage its reputation and business.
Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company conducts its business through its executive office at 803 Main Street, Willimantic, Connecticut, its 21 branch offices located in Connecticut and its trust servicing office located in Rutland, Vermont.  Of the 22 offices, 4 are owned and 18 are leased.  Lease agreements expire at various dates through 2028 with renewal options of 5 to 20 years.

Number of Offices
Office Locations

Connecticut:
New London County	8
Windham County	7
Tolland County	3
Hartford County	2
Middlesex County	1

Vermont:
Rutland County	1
Total:	22

Additionally, the Bank owns or leases 4 other properties used, in part, for banking operations and an employee training center.  The total net book value of the properties at December 31, 2011 was $9.1 million.  See Notes 6 and 12 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more information.

Item 3.  Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business.  At December 31, 2011, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

Item 4.  Mine Safety Disclosures.

None.

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

Selected Financial Condition Data:	At December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Total assets	$955,047	$926,409	$872,354	$853,122	$790,198
Cash and cash equivalents	48,412	78,321	24,204	23,203	20,669
Securities available for sale	230,814	180,036	183,562	162,699	141,914
Loans receivable, net	618,626	606,214	607,692	617,263	587,538
Deposits (1)	705,217	664,139	662,378	624,276	551,772
Federal Home Loan Bank advances	100,069	114,169	116,100	139,600	141,619
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	8,248	8,248	8,248
Total shareholders' equity	130,517	81,104	77,462	72,927	82,087

Selected Operating Data:	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except Per Share Data)
Interest and dividend income	$37,820	$39,875	$43,385	$46,499	$43,347
Interest expense	11,377	13,824	18,861	22,459	21,783
Net interest income	26,443	26,051	24,524	24,040	21,564
Provision for loan losses	1,558	902	2,830	1,369	1,062
Net interest income after provision for loan losses	24,885	25,149	21,694	22,671	20,502
Noninterest income	11,127	10,685	10,181	3,136	9,378
Noninterest expenses	32,592	31,518	31,405	30,040	27,928
Income (loss) before income tax provision (benefit)	3,420	4,316	470	(4,233)	1,952
Income tax provision (benefit)	1,003	1,313	35	(1,360)	540
Net income (loss)	$2,417	$3,003	$435	$(2,873)	$1,412

Basic earnings per share	$0.24	$0.29	$0.04	$(0.25)	$0.12
Diluted earnings per share	$0.24	$0.29	$0.04	$(0.25)	$0.12

Selected Operating Ratios:	At or For the Years Ended December 31,
Performance Ratios:	2011	2010	2009	2008	2007
Return (loss) on average assets	0.26%	0.34%	0.05%	(0.34)%	0.18%
Return (loss) on average equity	1.85	3.70	0.58	(3.71)	1.71
Interest rate spread (2)	2.67	2.88	2.67	2.61	2.47
Net interest margin (3)	2.96	3.12	2.98	3.00	2.98
Noninterest expenses to average assets	3.44	3.55	3.61	3.55	3.66
Dividend payout ratio (4)	49.28	13.49	41.61	(25.63)	57.61
Efficiency ratio (5)	87.54	86.71	90.64	88.72	90.57
Average interest-earning assets to average interest-bearing liabilities	122.70	114.40	113.28	113.83	117.02
Average equity to average assets	13.80	9.14	8.68	9.16	10.88

Capital Ratios:
Total risk-based capital ratio	22.21	15.34	14.30	13.32	15.21
Tier 1 risk-based capital ratio	21.09	14.40	13.36	12.33	14.37
Tier 1 capital ratio	10.86	7.81	8.02	7.59	8.75

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.80	0.79	0.80	0.97	0.89
Allowance for loan losses as a percent of nonperforming loans	46.93	97.44	162.65	64.83	68.72
Net charge-offs to average loans outstanding during the year	0.22	0.16	0.64	0.09	0.03

(1)	Includes mortgagors’ and investors’ escrow accounts.

(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Represents net interest income as a percent of average interest-earning assets.

(4)	Dividends paid divided by basic net income.

(5)	Represents noninterest expenses divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and other-than-temporary impairment of securities.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria.

The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting. See Exhibit 13 - Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting
In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Executive Officers
Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Code of Ethics
Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance and Board Matters – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.  A copy of the code of ethics and business conduct is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit Committee” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

Information regarding executive compensation and the compensation committee report required by this item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Matters - Directors’ Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information about the Company's common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2011 is incorporated herein by reference to the section captioned "Item 3 - Approval of the SI Financial Group, Inc. 2012 Equity Incentive Plan - Equity Compensation Plan Information" in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Corporate Governance
Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters– Director Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned ”Audit-Related Matters – Audit Fees” and “Audit-Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(1)  Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

◦	Reports of Independent Registered Public Accounting Firm

◦	Consolidated Balance Sheets as of December 31, 2011 and 2010

◦	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

◦	Consolidated Statements of Comprehensive Income

◦	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

◦	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

◦	Notes to Consolidated Financial Statements

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

(3)  Exhibits
The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	*Employee Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (3)

10.2	*Employee Agreement between Brian J. Hull, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (3)

10.3	*Savings Institute Directors Retirement Plan (4)

10.4	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (5)

10.5	*Savings Institute Group Term Replacement Plan (4)

10.6	*Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (4)

10.7	*Form of First Amendment to Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (5)

10.8	*Form of Savings Institute Director Deferred Fee Agreement (5)

10.9	*Form of Savings Institute Director Consultation Plan (4)

10.10	*SI Financial Group, Inc. 2005 Equity Incentive Plan (6)

10.11	*Change in Control Agreement, and related amendments, by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and David T. Weston (5)

10.12	*Change in Control Agreement between Laurie Gervais, SI Financial Group, Inc., Savings Institute Bank and Trust Company (1)

10.13	*Change in Control Agreement between Michael Moran, SI Financial Group, Inc., Savings Institute Bank and Trust Company (7)

10.14	*Form of Section 409A Amendment to the Change in Control Agreement (2)

10.15	*Form of Amendment to Supplement Executive Retirement Plan

13	Annual Report to Shareholders

21	List of Subsidiaries

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language):  (i)  the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*     Management contract or compensation plan or arrangement.

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
March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 9, 2012
Rheo A. Brouillard

/s/ Brian J. Hull	Executive Vice President, Chief Operating Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 9, 2012
Brian J. Hull

/s/ Henry P. Hinckley	Chairman of the Board	March 9, 2012
Henry P. Hinckley

/s/ Donna M. Evan	Director	March 9, 2012
Donna M. Evan

/s/ Roger Engle	Director	March 9, 2012
Roger Engle

/s/ Robert O. Gillard	Director	March 9, 2012
Robert O. Gillard

/s/ Mark D. Alliod	Director	March 9, 2012
Mark D. Alliod

/s/ Michael R. Garvey	Director	March 9, 2012
Michael R. Garvey