Form 10-Q
period 2012-03-31
SI Financial Group, Inc.
filed 2012-05-09
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to ______

 Commission File Number:  0-54241

SI FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒

As of  May 4, 2012, there were 10,575,776 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	March 31, 2012	December 31, 2011
ASSETS:
Cash and due from banks:
Noninterest-bearing	$13,911	$13,980
Interest-bearing	43,877	34,432
Total cash and cash equivalents	57,788	48,412

Available for sale securities, at fair value	232,519	230,814
Loans held for sale	1,645	5,558
Loans receivable (net of allowance for loan losses of $5,378 at March 31, 2012 and $4,970 at December 31, 2011)	632,198	618,626
Federal Home Loan Bank stock, at cost	8,078	8,388
Bank-owned life insurance	9,085	9,012
Premises and equipment, net	11,789	12,651
Goodwill and other intangibles	3,459	4,105
Accrued interest receivable	3,473	3,539
Deferred tax asset, net	4,199	4,614
Other real estate owned, net	384	976
Prepaid FDIC deposit insurance assessment	1,774	1,974
Other assets	7,641	6,378
Total assets	$974,032	$955,047

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$88,079	$85,958
Interest-bearing	633,108	615,968
Total deposits	721,187	701,926

Mortgagors' and investors' escrow accounts	1,750	3,291
Federal Home Loan Bank advances	100,069	100,069
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	11,197	10,996
Total liabilities	842,451	824,530

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 10,576,849 shares issued; 10,575,776 and 10,576,302 shares outstanding at March 31, 2012 and December 31, 2011, respectively)	106	106
Additional paid-in-capital	94,649	94,612
Unallocated common shares held by ESOP	(5,448)	(5,568)
Unearned restricted shares	(35)	(38)
Retained earnings	42,188	42,085
Accumulated other comprehensive income (loss)	132	(675)
Treasury stock, at cost (1,073 and 547 shares at March 31, 2012 and December 31, 2011, respectively)	(11)	(5)
Total shareholders' equity	131,581	130,517
Total liabilities and shareholders' equity	$974,032	$955,047

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income:
Loans, including fees	$7,635	$7,908
Securities:
Taxable interest	1,557	1,561
Tax-exempt interest	1	1
Dividends	16	20
Other	12	30
Total interest and dividend income	9,221	9,520

Interest expense:
Deposits	1,595	1,897
Federal Home Loan Bank advances	849	1,012
Subordinated debt	107	83
Total interest expense	2,551	2,992

Net interest income	6,670	6,528

Provision for loan losses	484	210

Net interest income after provision for loan losses	6,186	6,318

Noninterest income:
Total other-than-temporary impairment losses on securities	(409)	—
Portion of losses recognized in other comprehensive income	373	—
Net impairment losses recognized in earnings	(36)	—
Service fees	1,210	1,180
Wealth management fees	1,067	1,066
Increase in cash surrender value of bank-owned life insurance	72	72
Net gain on sale of securities	317	35
Mortgage banking	279	169
Net (loss) gain in fair value on trading securities and derivatives	(49)	27
Net loss on disposal of equipment	—	(7)
Net loss on disposal of SI Trust Servicing operations	(486)	—
Other	387	107
Total noninterest income	2,761	2,649

Noninterest expenses:
Salaries and employee benefits	4,238	4,144
Occupancy and equipment	1,486	1,535
Computer and electronic banking services	993	956
Outside professional services	364	267
Marketing and advertising	152	160
Supplies	137	135
FDIC deposit insurance and regulatory assessments	272	305
Contribution to SI Financial Group Foundation	—	500
Other	708	711
Total noninterest expenses	8,350	8,713

Income before income tax provision	597	254
Income tax provision	194	45
Net income	$403	$209

Earnings per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended March 31,
	2012	2011

Net Income	$403	$209
Other comprehensive income, net of tax:
Net unrealized gain on available for sale securities:
Net unrealized holding gain on available for sale securities	627	499
Less: reclassification adjustment for gains recognized in net income	(209)	(23)
Plus: credit portion of OTTI losses recognized in net income	24	—
Plus: noncredit portion of OTTI gains on available for sale securities	360	80
Net unrealized holding gains on available for sale securities	802	556
Net unrealized gain on interest-rate swap derivative	5	49
Other comprehensive income	807	605
Comprehensive income	$1,210	$814

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2011	10,576,849	$106	$94,612	$(5,568)	$(38)	$42,085	$(675)	$(5)	$130,517
Net income	—	—	—	—	—	403	—	—	403
Other comprehensive income	—	—	—	—	—	—	807	—	807
Cash dividends declared ($.03 per share)	—	—	—	—	—	(300)	—	—	(300)
Equity incentive plan compensation	—	—	26	—	3	—	—	—	29
Allocation of 12,159 ESOP shares	—	—	8	120	—	—	—	—	128
Tax benefit from share-based compensation	—	—	3	—	—	—	—	—	3
Treasury stock purchased (526 shares)	—	—	—	—	—	—	—	(6)	(6)
Balance at March 31, 2012	10,576,849	$106	$94,649	$(5,448)	$(35)	$42,188	$132	$(11)	$131,581

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$403	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	484	210
Employee stock ownership plan expense	128	114
Equity incentive plan expense	29	20
Excess tax benefit from share-based compensation	(3)	(2)
Amortization of investment premiums and discounts, net	325	103
Amortization of loan premiums and discounts, net	206	204
Depreciation and amortization of premises and equipment	501	461
Amortization of core deposit intangible	3	5
Net gain on sale of securities	(317)	(35)
Net loss (gain) on trading securities and derivatives	49	(27)
Loans originated for sale	(7,002)	(14,249)
Proceeds from sale of loans held for sale	11,049	19,785
Net loss on disposal of SI Trust Servicing operations	486	—
Net gain on sale of loans held for sale	(218)	(124)
Net loss on disposal of equipment	—	7
Net loss on sales or write-downs of other real estate owned	11	62
Increase in cash surrender value of bank-owned life insurance	(72)	(72)
Gain on bank-owned life insurance proceeds	—	(120)
Other-than-temporary impairment losses on securities	36	—
Change in operating assets and liabilities:
Accrued interest receivable	66	(244)
Other assets	(99)	1,134
Accrued expenses and other liabilities	136	(608)
Net cash provided by operating activities	6,201	6,833

Cash flows from investing activities:
Purchases of available for sale securities	(27,712)	(47,374)
Proceeds from sales of available for sale securities	9,336	1,065
Proceeds from maturities of and principal repayments on available for sale securities	18,150	9,917
Net (increase) decrease in loans	(14,381)	14,633
Purchases of loans	—	(17,419)
Proceeds from sale of other real estate owned	700	473
Purchases of premises and equipment	(335)	(866)
Proceeds from bank-owned life insurance	—	600
Net cash used in investing activities	(14,242)	(38,971)

Cash flows from financing activities:
Net increase in deposits	19,261	10,660
Net decrease in mortgagors' and investors' escrow accounts	(1,541)	(1,634)
Proceeds from Federal Home Loan Bank advances	—	14,000
Repayments of Federal Home Loan Bank advances	—	(19,000)
Net proceeds from common stock offering	—	2,769
Excess tax benefit from share-based compensation	3	2
Purchase of shares by ESOP pursuant to reorganization	—	(3,141)
Cash dividends on common stock	(300)	(298)
Treasury stock purchased	(6)	(5)
Net cash provided by financing activities	17,417	3,353

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Three Months Ended March 31,
	2012	2011
Net change in cash and cash equivalents	9,376	(28,785)
Cash and cash equivalents at beginning of period	48,412	78,321
Cash and cash equivalents at end of period	$57,788	$49,536

Supplemental cash flow information:
Interest paid	$2,513	$3,009
Income taxes paid, net	13	—
Transfer of stock offering escrow for issuance of common shares	—	47,556
Transfer of loans to other real estate owned	119	80

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

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

Effective January 12, 2011, the Company completed its public stock offering and the concurrent conversion of the Bank from the mutual holding company form of organization to the stock form of organization (the "Conversion"). A total of 6,544,493 shares of common stock were sold in the subscription and community offerings at $8.00 per share, including 392,670 shares purchased by the Savings Institute Bank and Trust Company Employee Stock Ownership Plan (the "ESOP").  Additional shares totaling 4,032,356 were issued in exchange for shares of the former SI Financial Group, Inc. at an exchange ratio of 0.8981.  Shares outstanding after the stock offering and the exchange totaled 10,576,849.  Proceeds received from the stock offering totaled $50.3 million, net of costs of $2.0 million. Earnings per share and the weighted average common shares outstanding reflect the conversion exchange ratio.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc.  All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry.  Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited.  These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the year ending December 31, 2012.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment (“OTTI”) of securities, deferred income taxes and the valuation of intangible assets.

Reclassifications
Certain amounts in the Company’s 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.  Such reclassifications had no effect on net income.

Loans Receivable
Loans receivable are stated at current unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs.  Management has the ability and intent to hold its loans receivable for the foreseeable future or until maturity or pay-off.

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for residential and commercial mortgage loans and commercial business loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not typically identify individual consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic and real estate market conditions, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, historical loan loss experience, the level of nonperforming loans, delinquencies, classified assets and loan charge-offs and evaluations of loans and other relevant factors.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

The allowance for loan losses consists of the following key elements:

•
Specific allowance for identified impaired loans.  For loans that are identified as impaired, an allowance is established when the present value of expected cash flows (or observable market price of the loan or fair value of the collateral if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.

•
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

The qualitative factors are determined based on the following various risk characteristics for each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential – One- to Four-Family – The Bank primarily originates conventional loans with loan-to-value ratios less than 95% and generally originates loans with loan-to-value ratios in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality of this segment.

Multi-family and Commercial – Loans in this segment are originated for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties.  Management continually monitors the cash flows of these loans.

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

Commercial Business – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy and reduced viability of the industry in which the customer operates will have a negative impact on the credit quality in this segment. To a lesser extent, the Bank finances capital improvements for condominium associations which are secured by the assigned rights to levy special assessments.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

Consumer – Loans in this segment primarily include home equity lines of credit (representing both first and second liens) and indirect automobile loans and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles, as well as unsecured loans.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

In computing the allowance for loan losses, we do not assign a general valuation allowance to the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans that we purchase as such loans are fully guaranteed.  These loans are included in commercial business loans.

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut. To a lesser extent, certain commercial real estate loans are secured by collateral located outside of our primary market area. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.

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

Interest and Fees on Loans
Interest on loans is accrued and included in net interest income based on contractual rates applied to principal amounts outstanding.  Accrual of interest is discontinued when loan payments are 90 days or more past due, based on contractual terms, or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain.  Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal.  A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and the borrower has made regular payments in accordance with the terms of the loan over a period of at least six months.  Interest collected on nonaccrual loans is recognized only to the extent cash payments are received, and may be recorded as a reduction to principal if the collectibility of the principal balance of the loan is unlikely.

Loan origination fees and direct loan origination costs are deferred, and the net amount is recognized as an adjustment of the related loan's yield utilizing the interest method over the contractual life of the loan.

Recent Accounting Pronouncements
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements – In May 2011, the Financial Accounting Standards Board ("FASB") amended its standard related to fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards.  The amendments (1) change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurement, (2) clarify the intent of the application of existing fair value measurement requirements and (3) change the requirements for measuring fair value and for disclosing information about fair value.  The amendments are not intended to change the application of existing requirements for fair value measurement.  The amendments should be applied prospectively effective during the first interim and annual periods beginning after December 15, 2011.  The adoption of these amendments did not

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income – In June 2011, the FASB amended its standard related to the presentation of comprehensive income.  Under this amendment, an entity will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements.  The Company adopted this amendment as of December 31, 2011 with the presentation of separate consolidated statements of comprehensive income.

Testing of Goodwill for Impairment – In September 2011, the FASB amended its standard related to how entities test goodwill for impairment.  Under this amendment, an entity is now permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Under this amendment, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year.  The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted this amendment as of December 31, 2011 and it did not have a material impact on the Company’s consolidated financial statements.

Disclosures about Offsetting Assets and Liabilities – In December 2011, the FASB amended its standard related to disclosure requirements for offsetting assets and liabilities. Under this amendment, an entity will be required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by these amendments retrospectively for all comparative periods presented. The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Unvested restricted shares are considered outstanding in the computation of basic earnings per share since the shares participate in dividends and the rights to the dividends are non-forfeitable.  Diluted earnings per share is computed in a manner similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  The Company’s common stock equivalents relate solely to stock options.  Treasury shares and unallocated common shares held by the Bank’s ESOP are not deemed outstanding for earnings per share calculations.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had 343,807 and 416,677 anti-dilutive common shares outstanding for the three months ended March 31, 2012 and 2011, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands, Except Share Amounts)
Net income	$403	$209

Weighted average common shares outstanding:
Basic	9,971,292	10,114,324
Effect of dilutive stock options	27,023	18,751
Diluted	9,998,315	10,133,075

Earnings per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

NOTE 3.  SECURITIES

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$81,230	$802	$(40)	$81,992
Government-sponsored enterprises	26,335	450	(5)	26,780
Mortgage-backed securities:(2)
Agency - residential	90,009	2,871	(183)	92,697
Non-agency - residential	7,052	46	(429)	6,669
Non-agency - HELOC	2,964	—	(511)	2,453
Corporate debt securities	11,574	254	(165)	11,663
Collateralized debt obligations	6,206	—	(2,728)	3,478
Obligations of state and political subdivisions	6,318	289	—	6,607
Tax-exempt securities	70	1	—	71
Foreign government securities	75	—	—	75
Total debt securities	231,833	4,713	(4,061)	232,485
Equity securities:
Equity securities - financial services	33	1	—	34
Total available for sale securities	$231,866	$4,714	$(4,061)	$232,519

(1) Net of OTTI write-downs recognized in earnings.
(2) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

	December 31, 2011
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$88,917	$770	$(100)	$89,587
Government-sponsored enterprises	17,204	462	—	17,666
Mortgage-backed securities:(2)
Agency - residential	85,552	3,070	(178)	88,444
Non-agency - residential	7,766	21	(899)	6,888
Non-agency - HELOC	3,097	—	(559)	2,538
Corporate debt securities	14,094	240	(287)	14,047
Collateralized debt obligations	6,275	—	(3,358)	2,917
Obligations of state and political subdivisions	6,488	278	—	6,766
Tax-exempt securities	70	1	—	71
Foreign government securities	75	—	—	75
Total debt securities	229,538	4,842	(5,381)	228,999
Equity securities:
Equity securities - financial services	228	1	(24)	205
Equity securities - other	1,609	96	(95)	1,610
Total equity securities	1,837	97	(119)	1,815
Total available for sale securities	$231,375	$4,939	$(5,500)	$230,814

(1) Net of OTTI write-downs recognized in earnings.
(2) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at March 31, 2012 are presented below.  Actual maturities of mortgage-backed securities ("MBS") may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$3,824	$3,874
After 1 but within 5 years	35,498	36,118
After 5 but within 10 years	12,484	12,548
After 10 years	80,002	78,126
	131,808	130,666
Mortgage-backed securities	100,025	101,819
Total debt securities	$231,833	$232,485

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

The following is a summary of realized gains and losses on the sale of securities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Gross gains on sales	$370	$35
Gross losses on sales	(53)	—
Net gain on sale of securities	$317	$35

Proceeds from the sale of available for sale securities were $9.3 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
March 31, 2012:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$7,807	$33	$3,829	$7	$11,636	$40
Government sponsored enterprises	5,935	5	—	—	5,935	5
Mortgage-backed securities:
Agency - residential	18,298	146	1,005	37	19,303	183
Non-agency - residential	—	—	5,597	429	5,597	429
Non-agency - HELOC	—	—	2,453	511	2,453	511
Corporate debt securities	2,783	146	981	19	3,764	165
Collateralized debt obligations	—	—	3,478	2,728	3,478	2,728
Total	$34,823	$330	$17,343	$3,731	$52,166	$4,061

	Less Than 12 Months		12 Months Or More		Total
December 31, 2011:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$32,390	$94	$415	$6	$32,805	$100
Mortgage-backed securities:
Agency - residential	8,241	111	1,969	67	10,210	178
Non-agency - residential	—	—	5,305	899	5,305	899
Non-agency - HELOC	—	—	2,538	559	2,538	559
Corporate debt securities	3,482	234	946	53	4,428	287
Collateralized debt obligations	—	—	2,917	3,358	2,917	3,358
Equity securities - financial services	169	24	—	—	169	24
Equity services - other	708	95	—	—	708	95
Total	$44,990	$558	$14,090	$4,942	$59,080	$5,500

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

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

At March 31, 2012, twenty-eight debt securities with gross unrealized losses had aggregate depreciation of 7.22% of the Company’s amortized cost basis.  The majority of the unrealized losses related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities. The Company recognized net impairment losses on securities of $36,000 for the three months ended March 31, 2012 and did not recognize net impairment losses on securities for the three months ended March 31, 2011.  The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at March 31, 2012.

Debt Securities:
U.S. Government and Agency Obligations and Government-Sponsored Enterprises.  The unrealized losses on the Company’s U.S. Government and agency obligations and government-sponsored enterprises related primarily to a widening of the rate spread to comparable treasury securities.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be maturity, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Mortgage-backed Securities - Non-agency - Residential.  Despite significant improvement in the market, these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral.  In particular, four non-agency mortgage-backed securities displayed market pricing significantly below

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

book value or were rated below investment grade at March 31, 2012.  At March 31, 2012, management evaluated credit rating details for the tranche, as well as credit information on subordinate tranches, potential future credit losses and loss analyses.  Additionally, management reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities. The Company previously recorded OTTI losses on two of the non-agency mortgage-backed securities totaling $1.1 million related to credit.  The Company recorded additional impairment losses totaling $36,000 on these two non-agency mortgage-backed securities as of March 31, 2012.

The following table details the Company's non-agency residential mortgage-backed security holdings that are rated below investment grade as of March 31, 2012:

Security	Class (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (2)	Total Credit- Related OTTI (3)	Credit Support Coverage Ratios (4)
(Dollars in Thousands)
MBS 1	SSNR, AS	$2,117	$—	$(390)	$1,727	CCC	$110	0.78
MBS 2	SSUP, AS	—	18	—	18	D	1,071	0.00
MBS 3	PT, AS	278	—	—	278	CCC	—	2.41
MBS 4	CSTR	3,632	—	(39)	3,593	BB-	—	12.00
		$6,027	$18	$(429)	$5,616		$1,181

(1) Class definitions: PT – Pass Through, AS – Accelerated, SSNR – Super Senior, SSUP – Senior Support and CSTR – Collateral Strip Interest.
(2) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3) The OTTI amounts provided in the table represent cumulative credit loss amounts through March 31, 2012.
(4) The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of loans within the delinquency pipeline.  The assumptions used are:  current collateral support/((60 day delinquencies x .60) + (90 day delinquencies x .70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

Mortgage-backed Securities - Non-agency - HELOC.  The unrealized loss on the Company’s non-agency - HELOC mortgage-backed security is related to one security whose market has been illiquid.  This security is collateralized by home equity lines of credit secured by first and second liens and insured by Financial Security Assurance.  At March 31, 2012, management evaluated credit rating details, collateral support and loss analyses.  All of the unrealized losses on this security relate to factors other than credit.  Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at March 31, 2012.

Corporate Debt Securities. Substantially all of the corporate debt securities are rated investment-grade, including those in an unrealized loss position. Various factors were considered in assessing whether the Company expects to recover the amortized cost of corporate debt securities including, but not limited to, the strength of issuer credit ratings, the financial condition of guarantors and the length of time and the extent to which a security's fair value has been less than its amortized cost. Of the $165,000 in gross unrealized losses related to corporate debt securities, only $19,000 related to securities that have been in an unrealized loss position for 12 months or more. Based on management's assessment, the Company expects to recover the entire amortized cost basis of all corporate debt securities that were in an unrealized loss position as of March 31, 2012.

Collateralized Debt Obligations.  The unrealized losses on the Company’s collateralized debt obligations related to investments in pooled trust preferred securities (“PTPS”).  The PTPS market has stabilized at depressed market values as a result of market saturation. Transactions for PTPS have been limited and have occurred primarily as a result of distressed or forced liquidation sales.  The securities were widely held by hedge funds and European

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

banks and used to offset interest rate exposure tied to LIBOR.  As the positions have unwound, an excess supply of these securities have saturated the market.

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS.  Management also reviewed analytics provided by the trustee and independent OTTI reviews and associated cash flow analyses performed by an independent third party.  The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support.  The increased number of bank and insurance company failures has decreased the level of credit support for these investments.  A number of lower tranche income issues have foregone payments or have received payment in kind through increased principal allocations.  However, the number of deferring securities has been decreasing and a number of reinstatements have occurred recently.  Based on the existing credit profile of the remainder of the Company's PTPS investments, management does not believe that these investments will suffer from any further credit-related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at March 31, 2012.

The following table details the Company's collateralized debt obligations that are rated below investment grade as of March 31, 2012:

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit- Related OTTI (2)	% of Current Performing Collateral Coverage
(Dollars in Thousands)
CDO 1	B1	$1,000	$—	$(772)	$228	CCC-	$—	103.3
CDO 2	B3	1,000	—	(762)	238	CCC-	—	103.3
CDO 3	A2	2,578	—	(765)	1,813	CCC-	62	114.7
CDO 4	A1	1,628	—	(429)	1,199	CCC	—	149.1
		$6,206	$—	$(2,728)	$3,478		$62

(1) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2) The OTTI amounts provided in the table represent cumulative credit loss amounts through March 31, 2012.

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Balance at beginning of period	$1,207	$1,093
Additional credit losses for which OTTI losses were previously recognized	36	—
Balance at end of period	$1,243	$1,093

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$246,964	$247,426
Multi-family and commercial	172,518	158,384
Construction	15,069	12,290
Total real estate loans	434,551	418,100

Commercial business loans:
SBA and USDA guaranteed	124,054	127,359
Other	41,672	40,442
Total commercial business loans	165,726	167,801

Consumer loans:
Home equity	27,809	27,425
Indirect automobile	5,335	5,733
Other	2,458	2,824
Total consumer loans	35,602	35,982

Total loans	635,879	621,883

Deferred loan origination costs, net of fees	1,697	1,713
Allowance for loan losses	(5,378)	(4,970)
Loans receivable, net	$632,198	$618,626

Allowance for Loan Losses
The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011:

March 31, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$759	$2,337	$280	$1,148	$446	$4,970
Provision for loan losses	37	340	88	(22)	41	484
Loans charged-off	(63)	—	—	—	(19)	(82)
Recoveries of loans previously charged-off	2	1	—	1	2	6
Balance at end of period	$735	$2,678	$368	$1,127	$470	$5,378

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

March 31, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$915	$2,700	$64	$790	$330	$4,799
Provision for loan losses	81	(70)	109	(15)	105	210
Loans charged-off	(289)	(32)	(83)	(31)	(14)	(449)
Recoveries of loans previously charged-off	—	—	—	3	—	3
Balance at end of period	$707	$2,598	$90	$747	$421	$4,563

Further information pertaining to the allowance for loan losses at March 31, 2012 and December 31, 2011 is as follows:

March 31, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans deemed to be impaired and individually evaluated	$11	$237	$—	$75	$27	$350
Allowance for loans not deemed to be impaired and collectively evaluated	724	2,441	368	1,052	443	5,028
Total loan loss allowance	$735	$2,678	$368	$1,127	$470	$5,378

Loans deemed to be impaired and individually evaluated	$5,365	$9,679	$—	$625	$316	$15,985
Loans not deemed to be impaired and collectively evaluated	241,599	162,839	15,069	165,101	35,286	619,894
Total loans	$246,964	$172,518	$15,069	$165,726	$35,602	$635,879

December 31, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans deemed to be impaired and individually evaluated	$33	$107	$—	$105	$—	$245
Allowance for loans not deemed to be impaired and collectively evaluated	726	2,230	280	1,043	446	4,725
Total loan loss allowance	$759	$2,337	$280	$1,148	$446	$4,970

Loans deemed to be impaired and individually evaluated	$5,590	$8,650	$—	$654	$316	$15,210
Loans not deemed to be impaired and collectively evaluated	241,836	149,734	12,290	167,147	35,666	606,673
Total loans	$247,426	$158,384	$12,290	$167,801	$35,982	$621,883

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

Past Due Loans
The following represents an aging of loans at March 31, 2012 and December 31, 2011:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$3,584	$20	$3,641	$7,245	$239,719	$246,964
Multi-family and commercial	242	1,412	2,479	4,133	168,385	172,518
Construction	—	—	—	—	15,069	15,069
Commercial Business:
SBA and USDA guaranteed	2,542	933	—	3,475	120,579	124,054
Other	—	—	595	595	41,077	41,672
Consumer:
Home equity	163	281	269	713	27,096	27,809
Indirect automobile	11	—	—	11	5,324	5,335
Other	6	—	—	6	2,452	2,458
Total	$6,548	$2,646	$6,984	$16,178	$619,701	$635,879

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,065	$995	$3,835	$8,895	$238,531	$247,426
Multi-family and commercial	292	—	1,703	1,995	156,389	158,384
Construction	—	—	—	—	12,290	12,290
Commercial Business:
SBA and USDA guaranteed	2,729	327	—	3,056	124,303	127,359
Other	—	—	623	623	39,819	40,442
Consumer:
Home equity	—	—	269	269	27,156	27,425
Indirect automobile	—	—	—	—	5,733	5,733
Other	124	—	—	124	2,700	2,824
Total	$7,210	$1,322	$6,430	$14,962	$606,921	$621,883

The Company did not have any loans that were past due 90 days or more and still accruing at March 31, 2012 and December 31, 2011.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

Impaired and Nonaccrual Loans
 The following is a summary of impaired loans and nonaccrual loans at March 31, 2012 and December 31, 2011:

	Impaired Loans
March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$5,188	$5,520	$—	$5,188
Multi-family and commercial	4,717	5,175	—	3,756
Commercial business - Other	30	30	—	30
Consumer - Home equity	132	147	—	132
Total impaired loans without valuation allowance	10,067	10,872	—	9,106

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	177	177	11	177
Multi-family and commercial	4,962	5,052	237	1,318
Commercial business - Other	595	595	75	595
Consumer - Home equity	184	184	27	184
Total impaired loans with valuation allowance	5,918	6,008	350	2,274

Total impaired loans	$15,985	$16,880	$350	$11,380

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$5,232	$5,536	$—	$5,232
Multi-family and commercial	4,757	5,215	—	3,795
Commercial business - Other	31	31	—	31
Consumer - Home equity	316	331	—	316
Total impaired loans without valuation allowance	10,336	11,113	—	9,374

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	358	358	33	358
Multi-family and commercial	3,893	3,983	107	236
Commercial business - other	623	623	105	623
Total impaired loans with valuation allowance	4,874	4,964	245	1,217

Total impaired loans	$15,210	$16,077	$245	$10,591

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

Additional information related to impaired loans is as follows:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,478	$66	$66	$3,449	$13	$—
Multi-family and commercial	9,164	64	—	4,522	73	—
Construction	—	—	—	241	—	—
Commercial business - Other	640	—	—	168	—	—
Consumer - Home equity	316	—	—	—	—	—
Total	$15,598	$130	$66	$8,380	$86	$—

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

The following tables present the Company’s loans by risk rating at March 31, 2012 and December 31, 2011:

March 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$—	$240,673	$763	$5,528	$—	$—	$246,964
Multi-family and commercial	—	144,718	10,296	17,504	—	—	172,518
Construction	—	14,611	242	216	—	—	15,069
Total real estate loans	—	400,002	11,301	23,248	—	—	434,551

Commercial business loans:
SBA and USDA guaranteed	124,054	—	—	—	—	—	124,054
Other	—	36,305	3,651	1,716	—	—	41,672
Total commercial business loans	124,054	36,305	3,651	1,716	—	—	165,726

Consumer loans:
Home equity	—	27,493	—	316	—	—	27,809
Indirect automobile	—	5,335	—	—	—	—	5,335
Other	—	2,458	—	—	—	—	2,458
Total consumer loans	—	35,286	—	316	—	—	35,602
Total	$124,054	$471,593	$14,952	$25,280	$—	$—	$635,879

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$—	$240,904	$769	$5,753	$—	$—	$247,426
Multi-family and commercial	—	135,859	8,699	13,826	—	—	158,384
Construction	—	11,707	583	—	—	—	12,290
Total real estate loans	—	388,470	10,051	19,579	—	—	418,100

Commercial business loans:
SBA and USDA guaranteed	127,359	—	—	—	—	—	127,359
Other	—	34,788	3,977	1,677	—	—	40,442
Total commercial business loans	127,359	34,788	3,977	1,677	—	—	167,801

Consumer loans:
Home equity	—	27,109	—	316	—	—	27,425
Indirect automobile	—	5,733	—	—	—	—	5,733
Other	—	2,824	—	—	—	—	2,824
Total consumer loans	—	35,666	—	316	—	—	35,982
Total	$127,359	$458,924	$14,028	$21,572	$—	$—	$621,883

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

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

There were no loans modified as TDRs during the three months ended March 31, 2012.

The following table provides, by type of modification, the recorded investment at March 31, 2012 of modified loans identified as TDRs.

Recorded Investment
(In Thousands)
Interest Rate Adjustments	$2,475
Principal Deferrals (1)	443
Combination of Rate and Payment (2)	2,124
Total	$5,042

(1) Terms of modifications include temporary interest-only payments with deferral of principal.
(2) Terms include combination of interest rate adjustments and interest-only payments with deferral of principal.

One commercial real estate loan with a recorded investment of $437,000, which was modified as a TDR and included in the above table, was in payment default (defined as 30 days or more past due) during the three months ended March 31, 2012.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2011	December 31, 2011
	(In Thousands)
Land	$2,098	$2,098
Buildings	6,663	6,660
Leasehold improvements	7,828	7,822
Furniture and equipment	10,665	12,272
Construction in process	134	20
	27,388	28,872
Accumulated depreciation and amortization	(15,599)	(16,221)
Premises and equipment, net	$11,789	$12,651

Construction in process related to capital improvements at our disaster recovery site at March 31, 2012 and incidental branch improvements at December 31, 2011.

NOTE 6.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income are components of comprehensive income.

Components of other comprehensive income for the three months ended March 31, 2012 are as follows:

	March 31, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding gains on available for sale securities	$950	$(323)	$627
Credit portion of OTTI losses recognized in net income	36	(12)	24
Noncredit portion of OTTI gains on available for sale securities	545	(185)	360
Reclassification adjustment for gains realized in net income	(317)	108	(209)
Unrealized holding gains on available for sale securities, net of taxes	1,214	(412)	802
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	8	(3)	5
Other comprehensive income	$1,222	$(415)	$807

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	March 31, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gain on available for sale securities	$1,790	$(608)	$1,182
Noncredit portion of OTTI losses on available for sale securities	(1,137)	387	(750)
Net unrealized loss on effective cash flow hedging derivative	(454)	154	(300)
Accumulated other comprehensive income	$199	$(67)	$132

	December 31, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gain on available for sale securities	$1,121	$(381)	$740
Noncredit portion of OTTI losses on available for sale securities	(1,682)	572	(1,110)
Net unrealized loss on effective cash flow hedging derivative	(462)	157	(305)
Accumulated other comprehensive loss	$(1,023)	$348	$(675)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined).  As of March 31, 2012 and December 31, 2011, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since then that management believes have changed the Bank’s regulatory category.  As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, quantitatively in terms of components of capital, than those applicable to institutions themselves.  There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

The Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Risk-based Capital Ratio	$108,497	22.30%	$38,923	8.00%	$48,653	10.00%
Tier I Risk-based Capital Ratio	102,657	21.10	19,461	4.00	29,192	6.00
Tier I Capital Ratio	102,657	10.76	38,162	4.00	47,703	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Risk-based Capital Ratio	$106,997	22.21%	$38,540	8.00%	$48,175	10.00%
Tier I Risk-based Capital Ratio	101,574	21.09	19,265	4.00	28,897	6.00
Tier I Capital Ratio	101,574	10.86	37,412	4.00	46,765	5.00
Tangible Equity Ratio	101,574	10.86	14,030	1.50	N/A	N/A

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The following methods and assumptions were used by the Company in estimating fair value disclosures of its financial instruments:

•	Cash and cash equivalents. The carrying amounts of cash and short-term instruments approximate the fair values based on the short-term nature of the assets.

•
Trading securities.  The Company held two securities designated as trading securities, which were sold during the second quarter of 2011.  A discounted cash flow methodology was used to determine the fair value for these securities.  Certain inputs to the fair value calculation are unobservable and management determined that since an orderly and active market for these securities did not exist, the securities met the definition of Level 3 securities.

•
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

•	Federal Home Loan Bank stock. The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption provisions of the FHLB.

•	Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

•
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

•	Accrued interest receivable. The carrying amount of accrued interest approximates fair value.

•
Deposits.  The fair value of demand deposits, negotiable orders of withdrawal, regular savings, certain money market deposits and mortgagors’ and investors’ escrow accounts is the amount payable on demand at the reporting date.  The fair value of certificates of deposit and other time deposits is

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

•
Federal Home Loan Bank advances.  The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

•	Junior subordinated debt owed to unconsolidated trust. Rates currently available for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

•
Interest rate swap agreements.  The fair value of the Company’s interest rate swap is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The pricing analysis is based on observable inputs for the contractual term of the derivative, including the period to maturity and interest rate curves.

•
Forward loan sale commitments and derivative loan commitments.  Forward loan sale commitments and derivative loan commitments are based on the fair values of the underlying mortgage loans, including the servicing rights, and the probability of such commitments being exercised.  Significant management judgment and estimation is required in determining these fair value measurements.

•
Off-balance sheet instruments.  Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2012.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,043	$80,949	$—	$81,992
Government-sponsored enterprises	—	26,780	—	26,780
Mortgage-backed securities	—	101,819	—	101,819
Corporate debt securities	—	11,663	—	11,663
Collateralized debt obligations	—	—	3,478	3,478
Obligations of state and political subdivisions	—	6,607	—	6,607
Tax-exempt securities	—	71	—	71
Foreign government securities	—	75	—	75
Equity securities	34	—	—	34
Forward loan sale commitments and derivative loan commitments	—	—	11	11
Total assets	$1,077	$227,964	$3,489	$232,530

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$15	$15
Interest rate swap agreements	—	507	—	507
Total liabilities	$—	$507	$15	$522

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,051	$88,536	$—	$89,587
Government-sponsored enterprises	—	17,666	—	17,666
Mortgage-backed securities	—	97,870	—	97,870
Corporate debt securities	—	14,047	—	14,047
Collateralized debt obligations	—	—	2,917	2,917
Obligations of state and political subdivisions	—	6,766	—	6,766
Tax-exempt securities	—	71	—	71
Foreign government securities	—	75	—	75
Equity securities	1,815	—	—	1,815
Forward loan sale commitments and derivative loan commitments	—	—	82	82
Total assets	$2,866	$225,031	$2,999	$230,896

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$90	$90
Interest rate swap agreement	—	462	—	462
Total liabilities	$—	$462	$90	$552

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets and liabilities:

	Assets	Liabilities
	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2011	$2,917	$(8)
Change in fair value included in net income	—	4
Increase in fair value included in other comprehensive income	561	—
Balance at March 31, 2012	$3,478	$(4)

Assets Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2012 and 2011.  There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2012 or 2011.

	At March 31, 2012			Three Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Total Losses
	(In Thousands)
Impaired loans	$—	$—	$2,630	$144
Other real estate owned	—	—	384	—
Total assets	$—	$—	$3,014	$144

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

	At March 31, 2011			Three Months Ended March 31, 2011
	Level 1	Level 2	Level 3	Total Losses
	(In Thousands)
Impaired loans	$—	$—	$904	$5
Other real estate owned	—	—	830	25
Total assets	$—	$—	$1,734	$30

The Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 3). The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data.  This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, and relevant legal, physical and economic factors.  The appraised values of collateral are adjusted as necessary by management based on observable inputs for specific properties. Losses applicable to write-downs of impaired loans are based on the appraised market value of the underlying collateral, assuming foreclosure of these loans is imminent.

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral less estimated selling costs.  The loss on foreclosed assets represents adjustments in the valuation recorded during the time period indicated and not for losses incurred on sales.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2012 and December 31, 2011.  The estimated fair value amounts at March 31, 2012 and December 31, 2011 have been measured as of each respective date, and the estimated fair value amounts at December 31, 2011 have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to that date.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.  The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets.  Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

As of March 31, 2012 and December 31, 2011, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$57,788	$57,788	$—	$—	$57,788
Available for sale securities	232,519	1,077	227,964	3,478	232,519
Federal Home Loan Bank stock	8,078	—	—	8,078	8,078
Loans held for sale	1,645	—	—	1,678	1,678
Loans receivable, net	632,198	—	—	649,294	649,294
Accrued interest receivable	3,473	—	—	3,473	3,473
Financial Liabilities:
Deposits	721,187	—	—	723,340	723,340
Mortgagors' and investors' escrow accounts	1,750	—	—	1,750	1,750
Federal Home Loan Bank advances	100,069	—	105,592	—	105,592
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,120	—	5,120
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	11	—	—	11	11
Liabilities:
Derivative loan commitments	6	—	—	6	6
Forward loan sale commitments	9	—	—	9	9
Interest rate swap agreements	507	—	507	—	507

	December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$48,412	$48,412	$—	$—	$48,412
Available for sale securities	230,814	2,866	225,031	2,917	230,814
Federal Home Loan Bank stock	8,388	—	—	8,388	8,388
Loans held for sale	5,558	—	—	5,652	5,652
Loans receivable, net	618,626	—	—	629,142	629,142
Accrued interest receivable	3,539	—	—	3,539	3,539
Financial Liabilities:
Deposits	701,926	—	—	704,333	704,333
Mortgagors' and investors' escrow accounts	3,291	—	—	3,291	3,291
Federal Home Loan Bank advances	100,069	—	105,666	—	105,666
Junior subordinated debt owed to unconsolidated trust	8,248	—	4,399	—	4,399
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	78	—	—	78	78
Forward sale loan commitments	4	—	—	4	4
Liabilities:
Forward sale loan commitments	90	—	—	90	90
Interest rate swap agreement	462	—	462	—	462

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

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

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments
The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheets as other assets and other liabilities.
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

At March 31, 2012 and December 31, 2011, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	March 31, 2012	December 31, 2011

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.47%	0.55%
Weighted average maturity in years	3.7	4.0
Unrealized loss relating to interest rate swap	$454	$462

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

At March 31, 2012 and December 31, 2011, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended March 31, 2012 and December 31, 2011, related to the balance sheet hedging of long-term debt, indicate that the hedge was 100% effective and that there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating.  If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral).  The aggregate fair value of the derivative instrument, with such a credit-related contingent feature that was in a net liability position at March 31, 2012, was $454,000 for which the Company had previously posted collateral of $600,000 in the normal course of business.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in other noninterest income.

Interest Rate Swap Agreement - During the first quarter of 2012, management entered into an interest rate swap agreement, that does not meet the strict hedge accounting requirements of FASB's "Derivatives and Hedging" standard, to manage the Company's exposure to interest rate movements and other identified risks. Changes in fair value of this instrument are recorded as a component of noninterest income. At March 31, 2012, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

March 31, 2012

(Dollars in Thousands)
Notional amount	$15,000
Weighted average fixed pay rate	1.26%
Weighted average variable receive rate	0.58%
Weighted average maturity in years	4.8

The Company reported a loss in fair value on the interest rate swap not designated as a hedge of $53,000 in noninterest income for the three months ended March 31, 2012.

Derivative Loan Commitments - Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market.  A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decrease.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

Conversely, if interest rates decrease, the value of these loan commitments increase.  The loss in fair value of such commitments, which totaled $73,000, was recorded in noninterest income on the income statement for the three months ended March 31, 2012.

Forward Loan Sale Commitments - To protect against the price risk inherent in derivative loan commitments, the Company utilizes “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.  The gain in fair value of such commitments, which totaled $77,000, was recorded in noninterest income on the income statement for the three months ended March 31, 2012.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at March 31, 2012 and December 31, 2011.

		March 31, 2012		December 31, 2011
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liability	$8,000	$(454)	$8,000	$(462)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liability	15,000	(53)	—	—
Derivative loan commitments	Other Asset	7,319	5	9,074	78
Forward loan sale commitments	Other Liability	2,159	(9)	9,108	(86)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2012 and December 31, 2011 and the results of operations for the three months ended March 31, 2012 and 2011.  The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  The Company considers the determination of allowance for loan losses, OTTI of securities, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies.  Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2011 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Assets:
Summary.  Assets increased $19.0 million, or 2.0%, to $974.0 million at March 31, 2012 from $955.0 million at December 31, 2011, principally due to increases of $13.6 million in net loans receivable, $9.4 million in cash and cash equivalents and $1.7 million in available for sale securities, offset by a decrease of $3.9 million in loans held for sale. Cash and cash equivalents increased due to the increase in deposits. Securities increased with the purchase of primarily mortgage-backed securities and government-sponsored enterprise securities.

Loans Receivable, Net.  Net loans receivable increased $13.6 million.  Loan originations totaled $48.7 million during the first three months of 2012, an increase of $13.2 million compared to the same period in 2011.  Changes in the loan portfolio consisted of the following:

•
Residential Loans.   Residential mortgage loans comprised 38.8% of the total loan portfolio at March 31, 2012.  Residential mortgage loans decreased $462,000, or 0.2%, primarily due to prepayments and the sale of $10.9 million of longer-term fixed-rate residential mortgage loans, offset by $18.3 million in residential mortgage loan originations. Residential loan originations decreased $6.8 million for the first three months of 2012 over the comparable period in 2011.

•
Commercial Loans.  The commercial loan portfolio, which includes multi-family and commercial real estate and commercial business loans, represented 53.2% of total loans.  Multi-family and commercial real estate loans increased $14.1 million, or 8.9%, largely due to loan originations of $22.8 million. Loan originations for commercial real estate loans increased $15.4 million during the first three months of 2012 compared to the same period in 2011.  Commercial business loans decreased $2.1 million, or 1.2%, despite loan originations of $5.6 million.  Loan originations for commercial business loans increased $5.3 million during the first three months of 2012, resulting from the addition of several new commercial lenders.

•
Construction Loans.  Construction loans, which include both residential and commercial construction loans, increased $2.8 million.  The increase primarily related to one commercial construction loan that will convert to a permanent commercial real estate loan upon the completion of the construction project.

•
Consumer Loans.  Consumer loans represent 5.6% of the Company’s total loan portfolio.  Consumer loans decreased $380,000 during the first three months of 2012.  Increases in home equity loans of $384,000 were offset by decreases of $398,000 and $366,000 in indirect automobile and other consumer loans, respectively.  Loan originations for consumer loans totaled $2.1 million, representing a decrease of $693,000 for the three months ended March 31, 2012 from the comparable period in 2011.

The allowance for loan losses totaled $5.4 million at March 31, 2012 compared to $5.0 million at December 31, 2011.  The ratio of the allowance for loan losses to total loans increased from 0.80% at December 31, 2011 to 0.85% at March 31, 2012.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)
Nonaccrual loans:
Real estate loans
Residential - 1 to 4 family	$5,365	$5,590
Multi-family and commercial	5,074	4,031
Total real estate loans	10,439	9,621
Commercial business loans	625	654
Consumer loans
Home equity	316	316
Total nonaccrual loans	11,380	10,591
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	11,380	10,591
Other real estate owned, net (1)	384	976
Total nonperforming assets	11,764	11,567
Accruing troubled debt restructurings	4,605	4,620
Total nonperforming assets and troubled debt restructurings	$16,369	$16,187

Allowance for loan losses as a percent of nonperforming loans	47.26%	46.93%
Total nonperforming loans to total loans	1.79%	1.70%
Total nonperforming loans to total assets	1.17%	1.11%
Total nonperforming assets and troubled debt restructurings to total assets	1.68%	1.69%

(1) Other real estate owned balances are shown net of related write-downs or valuation allowance.

An increase in nonperforming multi-family and commercial real estate loans of $1.0 million contributed to the higher balance of nonperforming loans at March 31, 2012.  Nonperforming loans are expected to remain elevated in the short-term due to recent changes that extended the State of Connecticut’s foreclosure process.  The modification of loan terms, which may result in TDR classification, may be provided to borrowers when necessary to preserve the unpaid principal balance of certain loans.

Other real estate owned decreased $592,000 from December 31, 2011 to March 31, 2012, primarily as a result of the sale of one commercial property and three residential properties with an aggregate carrying value of $711,000.  During the first three months of 2012, the Company acquired one residential property with a carrying value totaling $119,000.  At March 31, 2012, other real estate owned included two residential properties and one commercial property.

Troubled debt restructurings, which consisted of six commercial real estate loans, with modifications consisting of deferred principal payments, interest rate concessions or a combination of deferred principal payments and interest rate concessions, totaled $5.0 million at March 31, 2012 compared to $5.1 million at December 31, 2011.  Of the total troubled debt restructurings, $4.6 million were accruing in accordance with their restructured terms at March 31, 2012 and December 31, 2011.  The Company anticipates that the borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary.  Liabilities increased $17.9 million, or 2.2%, to $842.5 million at March 31, 2012 compared to $824.5 million at December 31, 2011.  Deposits increased $19.3 million, or 2.7%, which included increases in NOW and money market accounts of $14.9 million, noninterest-bearing deposits of $2.1 million and certificates of deposit of $1.7 million.  Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products.  Borrowings, including subordinated debentures, remained unchanged at $108.3 million for March 31, 2012 and December 31, 2011.

Equity:
Summary.  Shareholders’ equity increased $1.1 million from $130.5 million at December 31, 2011 to $131.6 million at March 31, 2012.  The increase in shareholders’ equity was attributable to an increase in net unrealized gains on available for sale securities aggregating $802,000 (net of taxes) and earnings of $403,000, offset by dividends of $300,000.

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap, net of taxes.  Net unrealized gains on available for sale securities, net of taxes, totaled $432,000 at March 31, 2012 compared to net unrealized losses on available for sale securities, net of taxes, of $370,000 at December 31, 2011.  Unrealized gains on available for sale securities at March 31, 2012 resulted from an improvement in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive income on the consolidated balance sheet and a component of comprehensive income on the consolidated statement of changes in shareholders’ equity.  The net unrealized loss on the interest rate swap, net of taxes, totaled $300,000 and $305,000 at March 31, 2012 and December 31, 2011, respectively.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

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

Summary.  The Company reported net income of $403,000 for the three months ended March 31, 2012, an increase of $194,000, compared to net income of $209,000 for the three months ended March 31, 2011, primarily due to increases in net interest income and noninterest income and a decrease in noninterest expenses, offset by increases in the provision for loan losses and the income tax provision.

Interest and Dividend Income.  Total interest and dividend income decreased $299,000, or 3.1%, to $9.2 million for the three months ended March 31, 2012, compared to the same period in 2011.  The decrease in interest income was due to lower yields on interest-earning assets, offset by an increase in the average balance of loans and securities. The yield earned on interest-earning assets decreased 31 basis points to 4.06%, with the yield on investment securities contributing the largest decrease of 40 basis points to 2.63%.  Average interest-earning assets increased $29.5 million to $912.7 million in 2012, mainly due to an increase in the average balance of securities of $29.1 million

Interest Expense. For the three months ended March 31, 2012, interest expense decreased $441,000, or 14.7%, to $2.6 million compared to $3.0 million for the same period in 2011, primarily due to lower rates paid on interest-bearing deposits and FHLB borrowings and a decrease in the average balance of FHLB borrowings, offset by an increase in the average balance of NOW and money market deposits and an increase in the rate on subordinated debt.  Average interest-bearing deposits increased $23.7 million to $625.9 million while the average rate decreased 26 basis points to 1.02%.  An increase in the average balance of NOW and money market accounts totaling $51.9 million was offset by decreases in the average balance of savings accounts and certificates of deposit totaling $16.2 million and $12.1 million, respectively, as certain customers shifted from savings accounts and certificates of deposit to NOW and money market accounts.  The average balance of FHLB advances decreased $13.4 million and the average rate decreased 21 basis points to 3.41%.  Impacted by the interest rate swap, the average rate on subordinated debt increased 114 basis points to 5.22%.  Average rates declined as a result of the sustained lower interest rate environment during 2012.

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

	At or For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$630,078	$7,635	4.87%	$614,448	$7,908	5.22%
Securities (3)	240,914	1,574	2.63	211,845	1,582	3.03
Other interest-earning assets	41,676	12	0.12	56,909	30	0.21
Total interest-earning assets	912,668	9,221	4.06	883,202	9,520	4.37

Noninterest-earning assets	49,837			58,562
Total assets	$962,505			$941,764

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$44	—	—	$—	—	—
NOW and money market	313,981	215	0.28	262,036	339	0.52
Savings (4)	39,107	35	0.36	55,258	54	0.40
Certificates of deposit (5)	272,802	1,345	1.98	284,930	1,504	2.14
Total interest-bearing deposits	625,934	1,595	1.02	602,224	1,897	1.28

Federal Home Loan Bank advances	100,069	849	3.41	113,447	1,012	3.62
Subordinated debt	8,248	107	5.22	8,248	83	4.08
Total interest-bearing liabilities	734,251	2,551	1.40	723,919	2,992	1.68

Noninterest-bearing liabilities	96,278			87,236
Total liabilities	830,529			811,155

Total shareholders' equity	131,976			130,609

Total liabilities and shareholders' equity	$962,505			$941,764

Net interest-earning assets	$178,417			$159,283

Tax equivalent net interest income (3)		6,670			6,528

Tax equivalent interest rate spread (6)			2.66%			2.69%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.94%			3.00%

Average of interest-earning assets to average interest-bearing liabilities			124.30%			122.00%

Net interest income		$6,670			$6,528

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
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

	Three Months Ended March 31, 2012 and 2011
	Increase (Decrease) Due To
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(460)	$187	$(273)
Securities (3)	(217)	209	(8)
Other interest-earning assets	(11)	(7)	(18)
Total interest-earning assets	(688)	389	(299)
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(288)	(14)	(302)
Federal Home Loan Bank advances	(53)	(110)	(163)
Subordinated debt	24	—	24
Total interest-bearing liabilities	(317)	(124)	(441)
Change in net interest income	$(371)	$513	$142

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

Provision for Loan Losses.   The provision for loan losses increased $274,000 to $484,000 for the three months ended March 31, 2012, compared to the same period in the prior year, primarily due to an increase in nonperforming loans for 2012, offset by a decrease in net loan charge-offs.  At March 31, 2012, nonperforming loans totaled $11.4 million, compared to $6.5 million at March 31, 2011. An increase in nonperforming commercial and residential real estate loans of $3.1 million and $1.3 million, respectively, contributed to the higher balance of nonperforming loans at March 31, 2012.  Net loan charge-offs were $76,000 for the three months ended March 31, 2012 compared to $446,000 for the three months ended March 31, 2011.  For each period, loan charge-offs consisted primarily of residential mortgage loans. Specific loan loss allowances relating to impaired loans increased to $350,000 at March 31, 2012, compared to $259,000 at March 31, 2011.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,210	$1,180	$30	2.5%
Wealth management fees	1,067	1,066	1	0.1
Increase in cash surrender value of bank-owned life insurance	72	72	—	—
Net gain on sale of securities	317	35	282	805.7
Net impairment losses recognized in earnings	(36)	—	(36)	N/A
Mortgage banking	279	169	110	65.1
Net (loss) gain in fair value on trading securities and derivatives	(49)	27	(76)	(281.5)
Net loss on disposal of equipment	—	(7)	7	(100.0)
Net loss on disposal of SI Trust Servicing operations	(486)	—	(486)	N/A
Other	387	107	280	261.7
Total noninterest income	$2,761	$2,649	$112	4.2%

The Company realized higher net gains on the sale of securities of $282,000 for the three months ended March 31, 2012 compared to the same period in 2011.  Fees related to mortgage banking activities increased $110,000 due to higher proceeds received from residential mortgage loan sales. Service fees increased $30,000 for the three months ended March 31, 2012, as a result of an increase in fees associated with higher electronic banking usage. During the first quarter of 2012, the Company reported a net loss of $486,000 (pre-tax) on the sale of SI Trust Servicing, a third-party provider of trust outsourcing services for community banks. The Company recognized a loss of $49,000 for the quarter ended March 31, 2012, compared to a net gain of $6,000 for the quarter ended March 31, 2011, resulting from the change in fair value of certain derivative instruments. The Company recorded other-than-temporary impairment charges of $36,000 on two mortgage-backed securities during the first quarter of 2012. The Company did not recognize other-than-temporary impairment charges on its securities portfolio during the first quarter of 2011. Contributing to the increase of $280,000 in other noninterest income for 2012 was a realized investment gain of $355,000 received from one of the Bank's small business investment company limited partnerships ("SBIC"). For 2011, other noninterest income was offset by impairment charges of $72,000 to reduce the carrying value in the Bank's SBIC.

On February 13, 2012, the Bank entered into a definitive agreement with Reliance Integrated Solutions, LLC (“Reliance”) in which Reliance acquired the assets and assumed certain liabilities of SI Trust Servicing. The transaction closed on April 1, 2012, with recognition of the transaction reported in the Company's consolidated financial statements at and for the period ended March 31, 2012. Included in the determination of the loss on the sale of SI Trust Servicing of $486,000 was contingent consideration pertaining to client revenues for a period of four years. The Company will remeasure the contingent consideration at each reporting date during the contingency period with changes recognized in earnings.

Noninterest Expenses.  The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,238	$4,144	$94	2.3%
Occupancy and equipment	1,486	1,535	(49)	(3.2)
Computer and electronic banking services	993	956	37	3.9
Outside professional services	364	267	97	36.3
Marketing and advertising	152	160	(8)	(5.0)
Supplies	137	135	2	1.5
FDIC deposit insurance and regulatory assessments	272	305	(33)	(10.8)
Contribution to SI Financial Group Foundation	—	500	(500)	(100.0)
Other	708	711	(3)	(0.4)
Total noninterest expenses	$8,350	$8,713	$(363)	(4.2)%

Noninterest expenses decreased $363,000 for the three months ended March 31, 2012 compared to the same period in 2011, mainly due to a $500,000 cash contribution expense to SI Financial Group Foundation in connection with the public stock offering and concurrent second-step conversion completed during the first quarter of 2011.  SI Financial Group Foundation is a charitable foundation dedicated to providing assistance to charitable causes within the communities we serve.  Occupancy and equipment expenses decreased primarily related to lower snow removal and utility costs during the first quarter of 2012 compared to 2011. The decreases in noninterest expenses were offset by increases in salaries and benefits of $94,000 which were attributable to the addition of lending staff hired to build commercial loan relationships and outside professional services of $97,000 related to higher legal fees associated with foreclosure activity. Foreclosure expenses, including legal fees associated with foreclosure actions, increased in 2012 as a result of the increase in nonperforming loans.

Income Tax Provision.  The provision for income taxes increased $149,000 for the three months ended March 31, 2012 compared to the same period in 2011.  The effective tax rate for the three months ended March 31, 2012 and 2011 was 32.5% and 17.7%, respectively.  The effective tax rate for the first three months of 2011 was reduced by a non-taxable gain on bank-owned life insurance proceeds received during the first quarter of 2011.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short- and long-term nature.  The Bank's primary sources of funds consist of proceeds from the recent stock offering, deposit inflows, loan sales and repayments, maturities and sales of securities and FHLB borrowings.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition.

The Bank's most liquid assets are cash and cash equivalents.  The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period.  At March 31, 2012, cash and cash equivalents totaled $57.8 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $232.5 million at March 31, 2012.  In addition, at March 31, 2012, the Bank had the ability to borrow $154.4 million from the FHLB, which included overnight lines of credit of $10.0 million.  On that date, the Bank had FHLB advances outstanding of $100.1 million and no overnight advances outstanding.  Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds.  The Bank believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities.  For the three months ended March 31, 2012, the Company originated $48.7 million of loans and purchased $27.7 million of securities.  There were no loans purchased during the three months ended March 31, 2012. For the year ended December 31, 2011, the Company originated $147.2 million of loans and purchased $139.9 million of securities and $47.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds.  The increased liquidity needed to fund asset growth has been provided through increased deposits and through proceeds from the recently completed stock offering.  The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $17.7 million for the three months ended March 31, 2012.  Certificates of deposit due within one year of March 31, 2012 totaled $104.3 million, or 14.5%, of total deposits.  Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment.  To compensate, the Bank has increased the duration of its borrowings with the FHLB and offered attractive rates on certain certificates of deposit in an effort to extend the maturity of its deposits. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit.  Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows.  The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained.  The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors.  The Bank generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships.  Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits.  The Bank experienced no change in FHLB advances for the three months ended March 31, 2012 and experienced a decrease of $14.1 million for the year ended December 31, 2011.

The Company repurchased 526 shares of the Company's common stock at a cost of $6,000 during the three months ended March 31, 2012 and 547 shares of the Company’s common stock at a cost of $5,000 during the year ended December 31, 2011, withheld on behalf of plan participants to satisfy tax withholding obligations related to the vesting of restricted shares .  Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2011 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures.  SI Financial Group also may repurchase shares of its common stock in the future.  SI Financial Group’s primary sources of funds are the proceeds retained in the stock offering, interest and dividends on securities and dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At March 31, 2012, SI Financial Group had cash and cash equivalents of $16.3 million and available for sale securities of $9.5 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2011.  There were no material changes in the Company’s payments due under contractual obligations between December 31, 2011 and March 31, 2012.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$35,953	$31,211
Undisbursed construction loans	4,857	5,673
Undisbursed home equity lines of credit	22,924	23,172
Undisbursed commercial lines of credit	19,961	17,995
Overdraft protection lines	1,233	1,190
Standby letters of credit	34	34
Total commitments	$84,962	$79,275

Future loan commitments at March 31, 2012 and December 31, 2011 included fixed-rate loan commitments of $5.0 million and $16.0 million, respectively, at interest rates ranging from 3.00% to 6.25%.

The Bank is a limited partner in three SBICs.  At March 31, 2012, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $1.1 million. The Bank did not recognize any write-downs on its investment in the SBICs during the three months ended March 31, 2012, whereas write-downs of $72,000 were recognized during the three months ended March 31, 2011.

For the three months ended March 31, 2012, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk
The primary market risk affecting the financial condition and operating results of the Company is interest rate risk.  Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates.  The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of its earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. The Company’s strategy for managing interest rate risk generally is to emphasize the origination of adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company purchases variable-rate SBA and USDA loans in the secondary market that are fully guaranteed by the U.S. government.  These loans have a significantly shorter duration than fixed-rate mortgage loans. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold more longer-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk.  The Company may offer attractive rates for existing certificates of deposit accounts to extend their maturities. The Company also uses shorter-term investment securities and longer-term borrowings from the FHLB to help manage interest rate risk.

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

On January 9, 2012, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $15.0 million, whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed rate of 1.255%. The agreement was effective on January 11, 2012 and terminates on January 11, 2017. This agreement was not designated as a hedging instrument.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2012.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point increase in rates	4.42%	5.31%
200 basis point increase in rates	5.83	6.89
300 basis point increase in rates	5.34	5.91

Management believes that under the current rate environment, a downward change in interest rates is highly remote. Therefore, management considered three increasing rate scenarios. These limits will be re-evaluated periodically and may be modified as appropriate.

The basis point change in rates in the above table is assumed to occur evenly over the 12- and 24-month periods. As indicated by the results of the above scenarios, net interest income would be positively affected (within our internal guidelines) in the 12- and 24-month periods if rates increased under all scenarios as detailed above, resulting from the Company’s strategy to better position the balance sheet for the anticipated increase in market interest rates.  The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market and restructuring FHLB borrowings to current lower market interest rates while extending their duration.  Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A.  “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially and adversely affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended March 31, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2012	—	$—	—	—
February 1 - 29, 2012	—	—	—	—
March 1 - 31, 2012	526	11.16	—	—
Total	526	$11.16	—

This table includes 526 shares withheld from employees to satisfy tax withholding requirements upon the vesting of restricted stock awards. As of March 31, 2012, the Company had no authorized repurchase programs.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)
3.2	Bylaws of SI Financial Group, Inc. (2)
4	Specimen Stock Certificate of SI Financial Group, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements, tagged as blocks of text (3)

(1) Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

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

SI FINANCIAL GROUP, INC.

Date:	May 9, 2012	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	May 9, 2012	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer, Treasurer and Chief Operating Officer
(principal financial and accounting officer)