Form 10-Q
period 2012-06-30
SI Financial Group, Inc.
filed 2012-08-08
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

As of  August 3, 2012, there were 10,159,972 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	June 30, 2012	December 31, 2011
ASSETS:
Cash and due from banks:
Noninterest-bearing	$16,367	$13,980
Interest-bearing	25,820	34,432
Total cash and cash equivalents	42,187	48,412

Available for sale securities, at fair value	206,096	230,814
Loans held for sale	2,926	5,558
Loans receivable (net of allowance for loan losses of $5,644 at June 30, 2012 and $4,970 at December 31, 2011)	656,523	618,626
Federal Home Loan Bank stock, at cost	8,078	8,388
Bank-owned life insurance	8,918	9,012
Premises and equipment, net	11,838	12,651
Goodwill and other intangibles	3,456	4,105
Accrued interest receivable	3,276	3,539
Deferred tax asset, net	3,961	4,614
Other real estate owned, net	598	976
Prepaid FDIC deposit insurance assessment	1,615	1,974
Other assets	7,741	6,378
Total assets	$957,213	$955,047

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$93,739	$85,958
Interest-bearing	620,221	615,968
Total deposits	713,960	701,926

Mortgagors' and investors' escrow accounts	2,499	3,291
Federal Home Loan Bank advances	93,069	100,069
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	11,568	10,996
Total liabilities	829,344	824,530

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 10,576,849 shares issued; 10,161,876 and 10,576,302 shares outstanding at June 30, 2012 and December 31, 2011, respectively)	106	106
Additional paid-in-capital	94,691	94,612
Unallocated common shares held by ESOP	(5,328)	(5,568)
Unearned restricted shares	(32)	(38)
Retained earnings	42,559	42,085
Accumulated other comprehensive income (loss)	598	(675)
Treasury stock, at cost (414,973 and 547 shares at June 30, 2012 and December 31, 2011, respectively)	(4,725)	(5)
Total shareholders' equity	127,869	130,517
Total liabilities and shareholders' equity	$957,213	$955,047

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans, including fees	$7,422	$7,806	$15,057	$15,714
Securities:
Taxable interest	1,434	1,738	2,991	3,299
Tax-exempt interest	—	1	1	2
Dividends	10	23	26	43
Other	12	16	24	46
Total interest and dividend income	8,878	9,584	18,099	19,104

Interest expense:
Deposits	1,515	1,892	3,110	3,789
Federal Home Loan Bank advances	816	956	1,665	1,968
Subordinated debt	61	84	168	167
Total interest expense	2,392	2,932	4,943	5,924

Net interest income	6,486	6,652	13,156	13,180

Provision for loan losses	432	190	916	400

Net interest income after provision for loan losses	6,054	6,462	12,240	12,780

Noninterest income:
Total other-than-temporary impairment losses on securities	—	—	(409)	—
Portion of losses recognized in other comprehensive income	—	—	373	—
Net impairment losses recognized in earnings	—	—	(36)	—
Service fees	1,221	1,211	2,431	2,391
Wealth management fees	343	1,051	1,410	2,117
Increase in cash surrender value of bank-owned life insurance	70	71	142	143
Net gain on sale of securities	257	183	574	218
Mortgage banking	398	133	677	302
Net (loss) gain in fair value on trading securities and derivatives	(152)	181	(201)	208
Net loss on disposal of SI Trust Servicing operations	(212)	—	(698)	—
Other	401	66	788	166
Total noninterest income	2,326	2,896	5,087	5,545

Noninterest expenses:
Salaries and employee benefits	4,016	4,232	8,254	8,376
Occupancy and equipment	1,332	1,388	2,818	2,923
Computer and electronic banking services	896	987	1,889	1,943
Outside professional services	313	314	677	581
Marketing and advertising	220	241	372	401
Supplies	91	132	228	267
FDIC deposit insurance and regulatory assessments	220	303	492	608
Contribution to SI Financial Group Foundation	—	—	—	500
Other	469	713	1,177	1,424
Total noninterest expenses	7,557	8,310	15,907	17,023

Income before income tax provision	823	1,048	1,420	1,302
Income tax provision	153	341	347	386
Net income	$670	$707	$1,073	$916

Earnings per share:
Basic	$0.07	$0.07	$0.11	$0.09
Diluted	$0.07	$0.07	$0.11	$0.09
 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income	$670	$707	$1,073	$916
Other comprehensive income, net of tax:
Net unrealized gain on available for sale securities:
Net unrealized holding gain on available for sale securities	352	773	979	1,272
Less: reclassification adjustment for gains realized in net income	(170)	(121)	(379)	(144)
Plus: credit portion of OTTI losses recognized in net income	—	—	24	—
Plus: noncredit portion of OTTI losses (gains) on available for sale securities	307	(52)	667	28
Net unrealized holding gains on available for sale securities	489	600	1,291	1,156
Net unrealized loss on interest-rate swap derivative	(23)	(126)	(18)	(77)
Other comprehensive income	466	474	1,273	1,079
Comprehensive income	$1,136	$1,181	$2,346	$1,995

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2011	10,576,849	$106	$94,612	$(5,568)	$(38)	$42,085	$(675)	$(5)	$130,517
Net income	—	—	—	—	—	1,073	—	—	1,073
Other comprehensive income	—	—	—	—	—	—	1,273	—	1,273
Cash dividends declared ($.06 per share)	—	—	—	—	—	(599)	—	—	(599)
Equity incentive plan compensation	—	—	50	—	6	—	—	—	56
Allocation of 24,318 ESOP shares	—	—	26	240	—	—	—	—	266
Tax benefit from share-based compensation	—	—	3	—	—	—	—	—	3
Treasury stock purchased (414,426 shares)	—	—	—	—	—	—	—	(4,720)	(4,720)
Balance at June 30, 2012	10,576,849	$106	$94,691	$(5,328)	$(32)	$42,559	$598	$(4,725)	$127,869

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,073	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	916	400
Employee stock ownership plan expense	266	236
Equity incentive plan expense	56	47
Excess tax benefit from share-based compensation	(3)	(2)
Amortization of investment premiums and discounts, net	591	216
Amortization of loan premiums and discounts, net	586	558
Depreciation and amortization of premises and equipment	959	939
Amortization of core deposit intangible	6	10
Net gain on sale of securities	(574)	(218)
Net loss (gain) on trading securities and derivatives	201	(208)
Deferred income tax benefit	(3)	(3)
Loans originated for sale	(21,446)	(20,237)
Proceeds from sale of loans held for sale	24,440	26,196
Net loss on disposal of SI Trust Servicing operations	698	—
Net gain on sale of loans held for sale	(553)	(211)
Net loss on disposal of equipment	—	8
Net loss on sales or write-downs of other real estate owned	14	177
Increase in cash surrender value of bank-owned life insurance	(142)	(143)
Gain on bank-owned life insurance proceeds	(349)	(122)
Other-than-temporary impairment losses on securities	36	—
Change in operating assets and liabilities:
Accrued interest receivable	263	(412)
Other assets	34	1,868
Accrued expenses and other liabilities	260	(51)
Net cash provided by operating activities	7,329	9,964

Cash flows from investing activities:
Purchases of available for sale securities	(34,086)	(107,825)
Proceeds from sales of available for sale securities	32,417	32,569
Proceeds from maturities of and principal repayments on available for sale securities	28,530	22,082
Net (increase) decrease in loans	(11,799)	22,668
Purchases of loans	(28,197)	(41,197)
Proceeds from sale of other real estate owned	912	473
Purchases of premises and equipment	(842)	(1,311)
Proceeds from bank-owned life insurance	585	602
Net cash used in investing activities	(12,480)	(71,939)

Cash flows from financing activities:
Net increase in deposits	12,034	28,622
Net decrease in mortgagors' and investors' escrow accounts	(792)	(1,567)
Proceeds from Federal Home Loan Bank advances	—	14,000
Repayments of Federal Home Loan Bank advances	(7,000)	(19,000)
Net proceeds from common stock offering	—	2,769
Excess tax benefit from share-based compensation	3	2
Purchase of shares by ESOP pursuant to reorganization	—	(3,141)
Cash dividends on common stock	(599)	(596)
Treasury stock purchased	(4,720)	(5)
Net cash (used in) provided by financing activities	(1,074)	21,084

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Six Months Ended June 30,
	2012	2011
Net change in cash and cash equivalents	(6,225)	(40,891)
Cash and cash equivalents at beginning of period	48,412	78,321
Cash and cash equivalents at end of period	$42,187	$37,430

Supplemental cash flow information:
Interest paid	$4,944	$5,927
Income taxes paid, net	113	50
Transfer of stock offering escrow for issuance of common shares	—	47,556
Transfer of loans to other real estate owned	597	80

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

In January 2011, the Company completed a public stock offering and concurrent conversion of the Bank from the mutual holding company form of organization to the stock form of organization (the "Conversion"). A total of 6,544,493 shares of common stock were sold in the subscription and community offerings at $8.00 per share.  Additional shares totaling 4,032,356 were issued in exchange for shares of the former SI Financial Group, Inc. at an exchange ratio of 0.8981.  Shares outstanding after the stock offering and the exchange totaled 10,576,849.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc.  All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry.  Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited.  These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the year ending December 31, 2012.

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
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

Management considers all nonaccrual loans, with the exception of certain consumer loans, and TDRs to be impaired.  In most cases, loan payments less than 90 days past due are considered minor collection delays and the related loans are generally not considered impaired.

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
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

•
General valuation allowance.  The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans.  For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments:  residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer. Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies, classified loans and nonaccrual loans; level of loan charge-offs; trends in volume, nature and terms of loans; existence and effect of/or changes in the level of credit concentrations; effects of changes in risk selection, underwriting standards and other changes in lending policies, procedures and practices; experience/ability and depth of lending management and staff, national and local economic trends and conditions and impact on value of underlying collateral for collateral dependent loans.

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

Multi-family and Commercial – Loans in this segment are originated for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties.  Management continually monitors the underlying cash flows related to these loans.

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

Commercial Business – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy and reduced viability of the industry in which the customer operates will have a negative impact on the credit quality in this segment. To a lesser extent, the Bank finances capital improvements for condominium

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

associations which are secured by the assigned rights to levy special assessments to condominium owners.

Consumer – Loans in this segment primarily include home equity lines of credit (representing both first and second liens) and indirect automobile loans and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles, as well as unsecured loans.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

Testing of Goodwill for Impairment – In September 2011, the FASB amended its standard related to how entities test goodwill for impairment.  Under this amendment, an entity is now permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Under this amendment, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year.  The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted this amendment as of January 1, 2012 and it did not have a material impact on the Company’s consolidated financial statements.

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
The Company had anti-dilutive common shares outstanding of 131,016 and 237,412 for the three and six months

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

ended June 30, 2012, respectively, and 333,424 and 375,051 for the three and six months ended June 30, 2011, respectively.

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except Share Data)
Net income	$670	$707	$1,073	$916

Weighted average common shares outstanding:
Basic	9,821,841	9,934,883	9,896,154	10,024,108
Effect of dilutive stock options	38,300	24,524	32,661	21,637
Diluted	9,860,141	9,959,407	9,928,815	10,045,745

Earnings per share:
Basic	$0.07	$0.07	$0.11	$0.09
Diluted	$0.07	$0.07	$0.11	$0.09

NOTE 3.  SECURITIES

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government and agency obligations	$58,388	$798	$(26)	$59,160
Government-sponsored enterprises	26,026	575	—	26,601
Mortgage-backed securities:(2)
Agency - residential	82,701	2,664	(134)	85,231
Non-agency - residential	8,771	21	(437)	8,355
Non-agency - HELOC	2,858	—	(426)	2,432
Asset-backed securities	1,943	1	—	1,944
Corporate debt securities	11,553	222	(199)	11,576
Collateralized debt obligations	6,024	—	(1,950)	4,074
Obligations of state and political subdivisions	6,317	285	—	6,602
Tax-exempt securities	70	1	—	71
Foreign government securities	50	—	—	50
Total available for sale securities	$204,701	$4,567	$(3,172)	$206,096

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
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

The amortized cost and fair value of debt securities by contractual maturities at June 30, 2012 are presented below.  Actual maturities of mortgage-backed securities ("MBS") may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$4,282	$4,314
After 1 but within 5 years	36,811	37,525
After 5 but within 10 years	10,054	10,125
After 10 years	57,281	56,170
	108,428	108,134
Mortgage-backed and asset-backed securities	96,273	97,962
Total debt securities	$204,701	$206,096

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

The following is a summary of realized gains and losses on the sale of securities for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Gross gains on sales	$257	$230	$627	$265
Gross losses on sales	—	(47)	(53)	(47)
Net gain on sale of securities	$257	$183	$574	$218

Proceeds from the sale of available for sale securities were $23.1 million and $32.4 million for the three and six months ended June 30, 2012, respectively and $31.5 million and $32.6 million for the three and six months ended June 30, 2011, respectively.

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
June 30, 2012:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$2,913	$3	$1,637	$23	$4,550	$26
Mortgage-backed securities:
Agency - residential	10,256	121	307	13	10,563	134
Non-agency - residential	2,635	21	4,885	416	7,520	437
Non-agency - HELOC	—	—	2,432	426	2,432	426
Corporate debt securities	1,877	115	1,856	84	3,733	199
Collateralized debt obligations	—	—	4,074	1,950	4,074	1,950
Total	$17,681	$260	$15,191	$2,912	$32,872	$3,172

	Less Than 12 Months		12 Months Or More		Total
December 31, 2011:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$32,390	$94	$415	$6	$32,805	$100
Mortgage-backed securities:
Agency - residential	8,241	111	1,969	67	10,210	178
Non-agency - residential	—	—	5,305	899	5,305	899
Non-agency - HELOC	—	—	2,538	559	2,538	559
Corporate debt securities	3,482	234	946	53	4,428	287
Collateralized debt obligations	—	—	2,917	3,358	2,917	3,358
Equity securities - financial services	169	24	—	—	169	24
Equity services - other	708	95	—	—	708	95
Total	$44,990	$558	$14,090	$4,942	$59,080	$5,500

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

At June 30, 2012, twenty-four debt securities with gross unrealized losses had aggregate depreciation of 8.8% of the Company’s amortized cost basis.  The majority of the unrealized losses related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities. The Company recognized net impairment losses on securities of $36,000 for the six months ended June 30, 2012 and recognized no net impairment losses on securities for the three months ended June 30, 2012 or the three and six months ended June 30, 2011.  The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at June 30, 2012.

Debt Securities:
U.S. Government and Agency Obligations.  The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be maturity, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Mortgage-backed Securities - Non-agency - Residential.  Despite significant improvement in the market, these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral.  At June 30, 2012, management evaluated credit rating details for the tranche, as well as credit information on subordinate tranches, potential future credit losses and loss analyses.  Additionally, management

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities.

The following table details the Company's non-agency residential mortgage-backed security holdings that are rated below investment grade as of June 30, 2012:

Security	Class (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (2)	Total Credit- Related OTTI (3)	Credit Support Coverage Ratios (4)
(Dollars in Thousands)
MBS 1	SSNR, AS	$1,886	$—	$(372)	$1,514	D	$110	0.00
MBS 2	PT, AS	250	—	(1)	249	C	—	2.12
MBS 3	CSTR	3,165	—	(43)	3,122	BB-	—	12.44
		$5,301	$—	$(416)	$4,885		$110

(1) Class definitions:  PT – Pass Through, AS – Accelerated, SSNR – Super Senior, SSUP – Senior Support and CSTR – Collateral Strip Interest.
(2) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3) The OTTI amounts provided in the table represent cumulative credit loss amounts through June 30, 2012.
(4) The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of loans within the delinquency pipeline.  The assumptions used are:  current collateral support/((60 day delinquencies x .60) + (90 day delinquencies x .70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

Mortgage-backed Securities - Non-agency - HELOC.  The unrealized loss on the Company’s non-agency - HELOC mortgage-backed security is related to one security whose market has been illiquid.  This security is collateralized by home equity lines of credit secured by first and second liens and insured by Financial Security Assurance.  At June 30, 2012, management evaluated credit rating details, collateral support and loss analyses.  All of the unrealized losses on this security relate to factors other than credit.  Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at June 30, 2012.

Corporate Debt Securities. Substantially all of the corporate debt securities are rated investment-grade, including those in an unrealized loss position. Various factors were considered in assessing whether the Company expects to recover the amortized cost of corporate debt securities including, but not limited to, the strength of issuer credit ratings, the financial condition of guarantors and the length of time and the extent to which a security's fair value has been less than its amortized cost. Of the $199,000 in gross unrealized losses related to corporate debt securities, only $84,000 related to securities that have been in an unrealized loss position for 12 months or more. Based on management's assessment, the Company expects to recover the entire amortized cost basis of all corporate debt securities that were in an unrealized loss position as of June 30, 2012.

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

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS.  Management also reviewed analytics provided by the trustee and independent OTTI reviews and associated cash flow analyses performed by an independent third party.  The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support.  The

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

increased number of bank and insurance company failures has decreased the level of credit support for these investments.  A number of lower tranche income issues have foregone payments or have received payment in kind through increased principal allocations.  However, the number of deferring securities has been decreasing and a number of reinstatements have occurred recently.  Based on the existing credit profile of the remainder of the Company's PTPS investments, management does not believe that these investments will suffer from any further credit-related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at June 30, 2012.

The following table details the Company's collateralized debt obligations that are rated below investment grade as of June 30, 2012:

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit- Related OTTI (2)	% of Current Performing Collateral Coverage
(Dollars in Thousands)
CDO 1	B1	$1,000	$—	$(692)	$308	CCC-	$—	103.9
CDO 2	B3	1,000	—	(679)	321	CCC-	—	103.9
CDO 3	A2	2,578	—	(298)	2,280	B-	62	116.8
CDO 4	A1	1,446	—	(281)	1,165	BB-	—	155.6
		$6,024	$—	$(1,950)	$4,074		$62

(1) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2) The OTTI amounts provided in the table represent cumulative credit loss amounts through June 30, 2012.

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Balance at beginning of period	$1,243	$1,093	$1,207	$1,093
Additional credit losses for which OTTI losses were previously recognized	—	—	36	—
Reduction for permanent loss in value of securities during the period	(1,071)	—	(1,071)	—
Reduction for securities sold during the period (realized)	—	(34)	—	(34)
Balance at end of period	$172	$1,059	$172	$1,059

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$240,210	$247,426
Multi-family and commercial	174,210	158,384
Construction	13,254	12,290
Total real estate loans	427,674	418,100

Commercial business loans:
SBA and USDA guaranteed	138,825	127,359
Other	51,834	40,442
Total commercial business loans	190,659	167,801

Consumer loans:
Home equity	28,260	27,425
Indirect automobile	11,467	5,733
Other	2,384	2,824
Total consumer loans	42,111	35,982

Total loans	660,444	621,883

Deferred loan origination costs, net of fees	1,723	1,713
Allowance for loan losses	(5,644)	(4,970)
Loans receivable, net	$656,523	$618,626

Allowance for Loan Losses
The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$735	$2,678	$368	$1,127	$470	$5,378
Provision (credit) for loan losses	(32)	121	(54)	280	117	432
Loans charged-off	(29)	(102)	—	—	(103)	(234)
Recoveries of loans previously charged-off	51	3	—	11	3	68
Balance at end of period	$725	$2,700	$314	$1,418	$487	$5,644

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

Six Months Ended June 30, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$759	$2,337	$280	$1,148	$446	$4,970
Provision for loan losses	5	461	34	258	158	916
Loans charged-off	(92)	(102)	—	—	(122)	(316)
Recoveries of loans previously charged-off	53	4	—	12	5	74
Balance at end of period	$725	$2,700	$314	$1,418	$487	$5,644

Three Months Ended June 30, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$707	$2,598	$90	$747	$421	$4,563
Provision (credit) for loan losses	197	(90)	47	29	7	190
Loans charged-off	—	—	—	—	(11)	(11)
Recoveries of loans previously charged-off	—	—	19	—	—	19
Balance at end of period	$904	$2,508	$156	$776	$417	$4,761

Six Months Ended June 30, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$915	$2,700	$64	$790	$330	$4,799
Provision (credit) for loan losses	278	(160)	156	14	112	400
Loans charged-off	(289)	(32)	(83)	(31)	(25)	(460)
Recoveries of loans previously charged-off	—	—	19	3	—	22
Balance at end of period	$904	$2,508	$156	$776	$417	$4,761

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

Further information pertaining to the allowance for loan losses at June 30, 2012 and December 31, 2011 is as follows:

June 30, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans deemed to be impaired and individually evaluated	$21	$232	$—	$75	$—	$328
Allowance for loans not deemed to be impaired and collectively evaluated	704	2,468	314	1,343	487	5,316
Total loan loss allowance	$725	$2,700	$314	$1,418	$487	$5,644

Loans deemed to be impaired and individually evaluated	$5,478	$9,523	$—	$577	$461	$16,039
Loans not deemed to be impaired and collectively evaluated	234,732	164,687	13,254	190,082	41,650	644,405
Total loans	$240,210	$174,210	$13,254	$190,659	$42,111	$660,444

December 31, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans deemed to be impaired and individually evaluated	$33	$107	$—	$105	$—	$245
Allowance for loans not deemed to be impaired and collectively evaluated	726	2,230	280	1,043	446	4,725
Total loan loss allowance	$759	$2,337	$280	$1,148	$446	$4,970

Loans deemed to be impaired and individually evaluated	$5,590	$8,650	$—	$654	$316	$15,210
Loans not deemed to be impaired and collectively evaluated	241,836	149,734	12,290	167,147	35,666	606,673
Total loans	$247,426	$158,384	$12,290	$167,801	$35,982	$621,883

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

Past Due Loans
The following represents an aging of loans at June 30, 2012 and December 31, 2011:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$963	$3,652	$4,615	$235,595	$240,210
Multi-family and commercial	—	—	3,789	3,789	170,421	174,210
Construction	—	—	—	—	13,254	13,254
Commercial Business:
SBA and USDA guaranteed	788	323	—	1,111	137,714	138,825
Other	72	—	548	620	51,214	51,834
Consumer:
Home equity	—	81	461	542	27,718	28,260
Indirect automobile	46	—	—	46	11,421	11,467
Other	20	—	—	20	2,364	2,384
Total	$926	$1,367	$8,450	$10,743	$649,701	$660,444

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,065	$995	$3,835	$8,895	$238,531	$247,426
Multi-family and commercial	292	—	1,703	1,995	156,389	158,384
Construction	—	—	—	—	12,290	12,290
Commercial Business:
SBA and USDA guaranteed	2,729	327	—	3,056	124,303	127,359
Other	—	—	623	623	39,819	40,442
Consumer:
Home equity	—	—	269	269	27,156	27,425
Indirect automobile	—	—	—	—	5,733	5,733
Other	124	—	—	124	2,700	2,824
Total	$7,210	$1,322	$6,430	$14,962	$606,921	$621,883

The Company did not have any loans that were past due 90 days or more and still accruing at June 30, 2012 and December 31, 2011.

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan.  For the periods presented, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment.  No additional funds are committed to be advanced to those borrowers whose loans are deemed impaired.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at June 30, 2012 and December 31, 2011:

	Impaired Loans
June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$5,127	$5,227	$—	$5,117
Multi-family and commercial	4,576	5,136	—	3,616
Commercial business - Other	29	29	—	29
Consumer - Home equity	461	545	—	528
Total impaired loans without valuation allowance	10,193	10,937	—	9,290

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	351	351	21	351
Multi-family and commercial	4,947	5,037	232	1,318
Commercial business - Other	548	548	75	548
Total impaired loans with valuation allowance	5,846	5,936	328	2,217

Total impaired loans	$16,039	$16,873	$328	$11,507

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$5,232	$5,536	$—	$5,232
Multi-family and commercial	4,757	5,215	—	3,795
Commercial business - Other	31	31	—	31
Consumer - Home equity	316	331	—	316
Total impaired loans without valuation allowance	10,336	11,113	—	9,374

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	358	358	33	358
Multi-family and commercial	3,893	3,983	107	236
Commercial business - Other	623	623	105	623
Total impaired loans with valuation allowance	4,874	4,964	245	1,217

Total impaired loans	$15,210	$16,077	$245	$10,591

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

Additional information related to impaired loans is as follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,422	$39	$39	$5,655	$105	$105
Multi-family and commercial	9,601	69	—	9,291	133	—
Commercial business - Other	601	—	—	696	—	—
Consumer - Home equity	388	—	—	344	—	—
Total	$16,012	$108	$39	$15,986	$238	$105

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	6,236	11	—	4,086	24	—
Multi-family and commercial	7,345	65	—	5,472	138	—
Construction	—	—	—	166	—	—
Commercial business - Other	51	—	—	162	—	—
Consumer - Home equity	184	—	—	37	—	—
Total	$13,816	$76	$—	$9,923	$162	$—

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

o	Loss (Rating 8): Loans in this category are considered uncollectible and of such little value that their continuance as loans is not warranted.

Management periodically reviews the ratings described above and the Company’s internal audit function reviews components of the credit files, including the assigned risk ratings, of certain commercial loans as part of its loan review.

The following tables present the Company’s loans by risk rating at June 30, 2012 and December 31, 2011:

June 30, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$233,567	$731	$5,912	$—	$—	$240,210
Multi-family and commercial	—	144,910	11,147	18,153	—	—	174,210
Construction	—	13,254	—	—	—	—	13,254
Total real estate loans	—	391,731	11,878	24,065	—	—	427,674

Commercial Business:
SBA and USDA guaranteed	138,825	—	—	—	—	—	138,825
Other	—	46,488	4,301	1,045	—	—	51,834
Total commercial business loans	138,825	46,488	4,301	1,045	—	—	190,659

Consumer:
Home equity	—	27,677	—	583	—	—	28,260
Indirect automobile	—	11,467	—	—	—	—	11,467
Other	—	2,384	—	—	—	—	2,384
Total consumer loans	—	41,528	—	583	—	—	42,111
Total loans	$138,825	$479,747	$16,179	$25,693	$—	$—	$660,444

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$240,904	$769	$5,753	$—	$—	$247,426
Multi-family and commercial	—	135,859	8,699	13,826	—	—	158,384
Construction	—	11,707	583	—	—	—	12,290
Total real estate loans	—	388,470	10,051	19,579	—	—	418,100

Commercial Business:
SBA and USDA guaranteed	127,359	—	—	—	—	—	127,359
Other	—	34,788	3,977	1,677	—	—	40,442
Total commercial business loans	127,359	34,788	3,977	1,677	—	—	167,801

Consumer:
Home equity	—	27,109	—	316	—	—	27,425
Indirect automobile	—	5,733	—	—	—	—	5,733
Other	—	2,824	—	—	—	—	2,824
Total consumer loans	—	35,666	—	316	—	—	35,982
Total loans	$127,359	$458,924	$14,028	$21,572	$—	$—	$621,883

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

All TDRs are initially reported as impaired.  Impairment classification may be removed if the borrower demonstrates compliance with the modified terms of the restructuring agreement. TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar risk characteristics at the time of restructuring.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

The following table provides information on loans modified as TDRs during the three and six months ended June 30, 2012.

			Allowance for
	Number	Recorded	Loan Losses
	of Loans	Investment (1)	(End of Period)
	(Dollars in Thousands)
Residential - 1 to 4 family	3	$434	$10
Total	3	$434	$10

(1) There were no loan charge-offs or principal reductions during the modification process.

The following table provides, by type of modification, the recorded investment at June 30, 2012 of modified loans identified as TDRs.

Recorded Investment
(In Thousands)
Interest Rate Adjustments	$2,459
Principal Deferrals (1)	443
Combination of Rate and Payment (2)	2,558
Total	$5,460

(1) Terms of modifications include temporary interest-only payments with deferral of principal.
(2) Terms include combination of interest rate adjustments and interest-only payments with deferral of principal.
One commercial real estate loan with a recorded investment of $437,000, which was modified as a TDR and included in the above table, was in payment default (defined as 30 days or more past due) during the six months ended June 30, 2012.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Land	$2,098	$2,098
Buildings	6,776	6,660
Leasehold improvements	8,001	7,822
Furniture and equipment	10,992	12,272
Construction in process	25	20
	27,892	28,872
Accumulated depreciation and amortization	(16,054)	(16,221)
Premises and equipment, net	$11,838	$12,651

Construction in process is primarily related to incidental branch improvements at June 30, 2012 and December 31, 2011.

NOTE 6.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although changes in certain assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income are components of comprehensive income.

Components of other comprehensive income are as follows:

	Six Months Ended June 30, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding gains on available for sale securities	$1,483	$(504)	$979
Reclassification adjustment for gains realized in net income	(574)	195	(379)
Credit portion of OTTI losses recognized in net income	36	(12)	24
Noncredit portion of OTTI losses on available for sale securities	1,011	(344)	667
Unrealized holding gains on available for sale securities, net of taxes	1,956	(665)	1,291
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	(27)	9	(18)
Other comprehensive income	$1,929	$(656)	$1,273

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	June 30, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gain on available for sale securities	$2,066	$(702)	$1,364
Noncredit portion of OTTI losses on available for sale securities	(671)	228	(443)
Net unrealized loss on effective cash flow hedging derivative	(489)	166	(323)
Accumulated other comprehensive income	$906	$(308)	$598

	December 31, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gain on available for sale securities	$1,121	$(381)	$740
Noncredit portion of OTTI losses on available for sale securities	(1,682)	572	(1,110)
Net unrealized loss on effective cash flow hedging derivative	(462)	157	(305)
Accumulated other comprehensive loss	$(1,023)	$348	$(675)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined).  As of June 30, 2012 and December 31, 2011, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since then that management believes have changed the Bank’s regulatory category.  As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, quantitatively in terms of components of capital, than those applicable to institutions themselves.  There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

The Bank’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Risk-based Capital Ratio	$110,003	22.02%	$39,965	8.00%	$49,956	10.00%
Tier I Risk-based Capital Ratio	103,940	20.81	19,979	4.00	29,968	6.00
Tier I Capital Ratio	103,940	11.08	37,523	4.00	46,904	5.00
Tangible Equity Ratio	103,940	11.08	14,071	1.50	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Risk-based Capital Ratio	$106,997	22.21%	$38,540	8.00%	$48,175	10.00%
Tier I Risk-based Capital Ratio	101,574	21.09	19,265	4.00	28,897	6.00
Tier I Capital Ratio	101,574	10.86	37,412	4.00	46,765	5.00
Tangible Equity Ratio	101,574	10.86	14,030	1.50	N/A	N/A

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

•	Junior subordinated debt owed to unconsolidated trust. Rates currently available for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

•
Interest rate swap agreements.  The fair values of the Company’s interest rate swaps are obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The pricing analysis is based on observable inputs for the contractual term of the derivative, including the period to maturity and interest rate curves.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2012.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,042	$58,118	$—	$59,160
Government-sponsored enterprises	—	26,601	—	26,601
Mortgage-backed securities	—	96,018	—	96,018
Asset-backed securities	—	1,944	—	1,944
Corporate debt securities	—	11,576	—	11,576
Collateralized debt obligations	—	—	4,074	4,074
Obligations of state and political subdivisions	—	6,602	—	6,602
Tax-exempt securities	—	71	—	71
Foreign government securities	—	50	—	50
Forward loan sale commitments and derivative loan commitments	—	—	62	62
Total assets	$1,042	$200,980	$4,136	$206,158

Liabilities:
Interest rate swap agreements	$—	$760	$—	$760
Total liabilities	$—	$760	$—	$760

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,051	$88,536	$—	$89,587
Government-sponsored enterprises	—	17,666	—	17,666
Mortgage-backed securities	—	97,870	—	97,870
Corporate debt securities	—	14,047	—	14,047
Collateralized debt obligations	—	—	2,917	2,917
Obligations of state and political subdivisions	—	6,766	—	6,766
Tax-exempt securities	—	71	—	71
Foreign government securities	—	75	—	75
Equity securities	1,815	—	—	1,815
Forward loan sale commitments and derivative loan commitments	—	—	82	82
Total assets	$2,866	$225,031	$2,999	$230,896

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$90	$90
Interest rate swap agreement	—	462	—	462
Total liabilities	$—	$462	$90	$552

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets (liabilities):

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2011	$2,917	$(8)
Increase in fair value included in net income	—	70
Increase in fair value included in other comprehensive income	1,157	—
Balance at June 30, 2012	$4,074	$62

Assets Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets for the periods presented.  There were no liabilities measured at fair value on a nonrecurring basis for the periods presented.

	At June 30, 2012			At December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$2,334	$—	$—	$3,002
Other real estate owned	—	—	598	—	—	976
Total assets	$—	$—	$2,932	$—	$—	$3,978

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	Total Losses	Total Losses	Total Losses	Total Losses
	(In Thousands)
Impaired loans	$171	$274	$202	$207
Other real estate owned	—	—	115	140
Total assets	$171	$274	$317	$347

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2012 and December 31, 2011.  The estimated fair value amounts at June 30, 2012 and December 31, 2011 have been measured as of each respective date, and the estimated fair value amounts at December 31, 2011 have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to that date.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.  The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets.  Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

As of June 30, 2012 and December 31, 2011, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$42,187	$42,187	$—	$—	$42,187
Available for sale securities	206,096	1,042	200,980	4,074	206,096
Federal Home Loan Bank stock	8,078	—	—	8,078	8,078
Loans held for sale	2,926	—	—	3,027	3,027
Loans receivable, net	656,523	—	—	676,764	676,764
Accrued interest receivable	3,276	—	—	3,276	3,276
Financial Liabilities:
Deposits	713,960	—	—	718,247	718,247
Mortgagors' and investors' escrow accounts	2,499	—	—	2,499	2,499
Federal Home Loan Bank advances	93,069	—	98,590	—	98,590
Junior subordinated debt owed to unconsolidated trust	8,248	—	4,707	—	4,707
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	55	—	—	55	55
Forward loan sale commitments	7	—	—	7	7
Liabilities:
Interest rate swap agreements	760	—	760	—	760

	December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$48,412	$48,412	$—	$—	$48,412
Available for sale securities	230,814	2,866	225,031	2,917	230,814
Federal Home Loan Bank stock	8,388	—	—	8,388	8,388
Loans held for sale	5,558	—	—	5,652	5,652
Loans receivable, net	618,626	—	—	629,142	629,142
Accrued interest receivable	3,539	—	—	3,539	3,539
Financial Liabilities:
Deposits	701,926	—	—	704,333	704,333
Mortgagors' and investors' escrow accounts	3,291	—	—	3,291	3,291
Federal Home Loan Bank advances	100,069	—	105,666	—	105,666
Junior subordinated debt owed to unconsolidated trust	8,248	—	4,399	—	4,399
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	78	—	—	78	78
Forward sale loan commitments	4	—	—	4	4
Liabilities:
Forward sale loan commitments	90	—	—	90	90
Interest rate swap agreement	462	—	462	—	462

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments
The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments and the value of the derivatives are based. Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheets as other assets and other liabilities.
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

At June 30, 2012 and December 31, 2011, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	June 30, 2012	December 31, 2011

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.47%	0.55%
Weighted average maturity in years	3.5	4.0
Unrealized loss relating to interest rate swap	$489	$462

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

At June 30, 2012 and December 31, 2011, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended June 30, 2012 and December 31, 2011, related to the balance sheet hedging of long-term debt, indicate that the hedge was 100% effective and that there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating.  If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral).  The aggregate fair value of the derivative instrument, with such a credit-related contingent feature that was in a net liability position at June 30, 2012, was $489,000 for which the Company had previously posted collateral of $600,000 in the normal course of business.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in other noninterest income.

Interest Rate Swap Agreement - During the first quarter of 2012, management entered into an interest rate swap agreement, that does not meet the strict hedge accounting requirements of FASB's "Derivatives and Hedging" standard, to manage the Company's exposure to interest rate movements and other identified risks. Changes in fair value of this instrument are recorded as a component of noninterest income. At June 30, 2012, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

June 30, 2012

(Dollars in Thousands)
Notional amount	$15,000
Weighted average fixed pay rate	1.26%
Weighted average variable receive rate	0.47%
Weighted average maturity in years	4.5

The Company reported a loss in fair value on the interest rate swap not designated as a hedge of $218,000 and$271,000 in noninterest income for the three and six months ended June 30, 2012, respectively.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

Conversely, if interest rates decrease, the value of these loan commitments increase.  The loss in fair value of such commitments, which totaled $23,000, was recorded in noninterest income on the income statement for the six months ended June 30, 2012.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.  The gain in fair value of such commitments, which totaled $93,000, was recorded in noninterest income on the income statement for the six months ended June 30, 2012.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at June 30, 2012 and December 31, 2011.

		June 30, 2012		December 31, 2011
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(489)	$8,000	$(462)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(271)	—	—
Derivative loan commitments	Other Assets	9,712	55	9,074	78
Forward loan sale commitments	Other Assets (Liabilities)	2,777	7	9,108	(86)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2012 and December 31, 2011 and the results of operations for the three and six months ended June 30, 2012 and 2011.  The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Assets:
Summary.  Assets increased $2.2 million, or 0.2%, to $957.2 million at June 30, 2012 from $955.0 million at December 31, 2011, principally due to increases of $37.9 million in net loans receivable, offset by decreases of $24.7 million in available for sale securities, $6.2 million in cash and cash equivalents and $2.6 million in loans held for sale. Securities decreased primarily as a result of the sale of $28.6 million of U.S. government and agency obligations.

Loans Receivable, Net.  Contributing to the increase of $37.9 million in net loans receivable were $106.7 million of loan originations during the first six months of 2012, which represented an increase of $44.6 million compared to the same period in 2011.  Changes in the loan portfolio consisted of the following:

•
Residential Loans.   Residential mortgage loans comprised 36.4% of the total loan portfolio at June 30, 2012.  Residential mortgage loans decreased $7.2 million, or 2.9%, primarily due to prepayments and the sale of $24.1 million of longer-term fixed-rate residential mortgage loans, offset by $41.5 million in residential mortgage loan originations. Residential loan originations increased $4.2 million during the first six months of 2012 over the comparable period in 2011.

•
Commercial Loans.  The commercial loan portfolio, which includes multi-family and commercial real estate and commercial business loans, represented 55.3% of total loans at June 30, 2012.  Multi-family and commercial real estate loans increased $15.8 million, or 10.0%, largely due to loan originations of $30.7 million. Loan originations for commercial real estate loans increased $16.3 million during the first six months of 2012 compared to the same period in 2011.  Commercial business loans increased $22.9 million, or 13.6%, primarily due to loan originations of $29.0 million.  Loan originations for commercial business loans increased $24.2 million during the first six months of 2012, resulting from the addition of several new commercial lenders.

•	Construction Loans. Construction loans, which include both residential and commercial construction loans, increased $1.0 million.

•
Consumer Loans.  Consumer loans represented 6.4% of the Company’s total loan portfolio at June 30, 2012.  Consumer loans increased $6.1 million during the first six months of 2012, primarily due to an increase in indirect automobile loans of $5.7 million.  Home equity loans increased $835,000, while other consumer loans decreased $440,000.  Loan originations for consumer loans totaled $5.5 million, representing a decrease of $77,000 for the six months ended June 30, 2012 from the comparable period in 2011.

The allowance for loan losses totaled $5.6 million at June 30, 2012 compared to $5.0 million at December 31, 2011.  The ratio of the allowance for loan losses to total loans increased from 0.80% at December 31, 2011 to 0.85% at June 30, 2012.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
Nonaccrual loans:
Real estate loans:
Residential - 1 to 4 family	$5,468	$5,590
Multi-family and commercial	4,934	4,031
Total real estate loans	10,402	9,621
Commercial business loans	577	654
Consumer loans:
Home equity	528	316
Total nonaccrual loans	11,507	10,591
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	11,507	10,591
Other real estate owned, net (1)	598	976
Total nonperforming assets	12,105	11,567
Accruing troubled debt restructurings	4,600	4,620
Total nonperforming assets and troubled debt restructurings	$16,705	$16,187

Allowance for loan losses as a percent of nonperforming loans	49.05%	46.93%
Total nonperforming loans to total loans	1.74%	1.70%
Total nonperforming loans to total assets	1.20%	1.11%
Total nonperforming assets and troubled debt restructurings to total assets	1.75%	1.69%

(1) Other real estate owned balances are shown net of related write-downs or valuation allowance.

An increase in nonperforming multi-family and commercial real estate loans of $903,000 and home equity consumer loans of $212,000 contributed to the higher balance of nonperforming loans at June 30, 2012.  Nonperforming loans are expected to remain elevated in the short-term due to recent changes that extended the State of Connecticut’s foreclosure process.  The modification of loan terms, which may result in TDR classification, may be provided to borrowers when necessary to preserve the unpaid principal balance of certain loans.

Other real estate owned decreased $378,000 from December 31, 2011 to June 30, 2012, primarily as a result of the sale of one commercial property and five residential properties with an aggregate carrying value of $975,000.  During the first six months of 2012, the Company acquired three residential properties with carrying values totaling $597,000.  At June 30, 2012, other real estate owned included two residential properties and one commercial property.

Troubled debt restructurings, which consisted of six commercial real estate loans and three residential real estate loans, with modifications consisting of deferred principal payments, interest rate concessions or a combination of deferred principal payments and interest rate concessions, totaled $5.5 million at June 30, 2012 compared to $5.1 million at December 31, 2011.  Of the total troubled debt restructurings, $4.6 million were accruing in accordance with their restructured terms at June 30, 2012 and December 31, 2011.  The Company anticipates that the borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary.  Liabilities increased $4.8 million, or 0.6%, to $829.3 million at June 30, 2012 compared to $824.5 million at December 31, 2011.  Deposits increased $12.0 million, or 1.7%, which included increases in noninterest-bearing deposits of $7.8 million, certificates of deposit of $3.9 million and savings accounts of $1.3 million, offset by a decrease in NOW and money market accounts of $950,000.  Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products.  Borrowings, including subordinated debentures, decreased $7.0 million from $108.3 million at December 31, 2011 to $101.3 million at June 30, 2012, resulting from net repayments of Federal Home Loan Bank advances.

Equity:
Summary.  Shareholders’ equity decreased $2.6 million from $130.5 million at December 31, 2011 to $127.9 million at June 30, 2012.  The decrease in shareholders’ equity was attributable to stock repurchases of 414,426 shares at a cost of $4.7 million and dividends of $599,000, offset by increases in net unrealized gains on available for sale securities aggregating $1.3 million (net of taxes) and earnings of $1.1 million.

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap, net of taxes.  Net unrealized gains on available for sale securities, net of taxes, totaled $921,000 at June 30, 2012 compared to net unrealized losses on available for sale securities, net of taxes, of $370,000 at December 31, 2011.  Unrealized gains on available for sale securities at June 30, 2012 resulted from an improvement in the market value of the debt securities portfolio, which was recognized in accumulated other comprehensive income on the consolidated balance sheet and a component of comprehensive income on the consolidated statement of changes in shareholders’ equity.  The net unrealized loss on the interest rate swap, net of taxes, totaled $323,000 and $305,000 at June 30, 2012 and December 31, 2011, respectively.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

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

Summary.  The Company reported net income of $670,000 for the three months ended June 30, 2012, a decrease of $37,000, compared to net income of $707,000 for the three months ended June 30, 2011 due to decreases in net interest income and noninterest income and an increase in the provision for loan losses, offset by a decrease in noninterest expenses.

The Company reported net income of $1.1 million for the six months ended June 30, 2012, an increase of $157,000, compared to net income of $916,000 for the six months ended June 30, 2011, primarily due to a decrease in noninterest expenses, offset by a decrease in noninterest income and an increase in the provision for loan losses.

Interest and Dividend Income.  Total interest and dividend income decreased $706,000, or 7.4%, to $8.9 million for the three months ended June 30, 2012, compared to the same period in 2011.  The decrease in interest income was due to lower yields on interest-earning assets, offset by an increase in the average balance of loans. The yield earned on interest-earning assets decreased 39 basis points to 3.93%, with the yield on investment securities contributing the largest decrease of 54 basis points to 2.53%.  Average interest-earning assets increased $19.5 million to $908.6 million during the second quarter of 2012, mainly due to an increase in the average balance of loans of $28.8 million.

Total interest and dividend income decreased $1.0 million, or 5.3%, to $18.1 million for the six months ended June 30, 2012, compared to the same period in 2011.  The decrease in interest income was due to lower yields on interest-earning assets, offset by an increase in the average balance of loans and securities. The yield earned on interest-earning assets decreased 35 basis points to 4.00%, with the yield on investment securities contributing the largest decrease of 47 basis points to 2.58%.  Average interest-earning assets increased $24.5 million to $910.6 million in 2012, mainly due to increases in the average balance of loans and securities of $22.2 million and $14.2 million, respectively.

Interest Expense. For the three months ended June 30, 2012, interest expense decreased $540,000, or 18.4%, to $2.4 million compared to $2.9 million for the same period in 2011, primarily due to lower rates paid on deposits and borrowings and decreases in the average balance of FHLB borrowings, savings accounts and certificates of deposit, offset by an increase in the average balance of NOW and money market deposits.  Average interest-bearing deposits increased $14.3 million to $623.8 million while the average rate paid decreased 27 basis points to 0.98%.  An increase in the average balance of NOW and money market accounts totaling $30.5 million was offset by decreases in the average balance of savings accounts and certificates of deposit totaling $12.0 million and $4.2 million, respectively, as certain customers shifted from savings accounts and certificates of deposit to NOW and money market accounts.  The average balance of FHLB advances decreased $13.9 million and the average rate decreased 6 basis points to 3.45%.  The average rate on subordinated debt decreased 111 basis points to 2.97% as a result of a decrease in the LIBOR rate.

For the six months ended June 30, 2012, interest expense decreased $981,000, or 16.6%, to $4.9 million compared to $5.9 million for the same period in 2011, primarily due to lower rates paid on deposits and borrowings and a decrease in the average balance of FHLB borrowings, savings deposits and certificates of deposit, offset by an increase in the average balance of NOW and money market deposits.  Average interest-bearing deposits increased $19.0 million to $624.8 million while the average rate decreased 26 basis points to 1.00%.  An increase in the average balance of NOW and money market accounts totaling $41.2 million was offset by decreases in the average balance of savings accounts and certificates of deposit totaling $14.1 million and $8.2 million, respectively, as certain customers shifted from savings accounts and certificates of deposit to NOW and money market accounts.  The average balance of FHLB advances declined $13.7 million and the average rate decreased 14 basis points to 3.43%.  Average rates declined as a result of the sustained lower interest rate environment during 2012.

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

	At or For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$650,233	$7,422	4.59%	$621,402	$7,806	5.04%
Securities (3)	229,664	1,445	2.53	230,311	1,763	3.07
Other interest-earning assets	28,714	12	0.17	37,405	16	0.17
Total interest-earning assets	908,611	8,879	3.93	889,118	9,585	4.32

Noninterest-earning assets	49,201			49,281
Total assets	$957,812			$938,399

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$70	—	—	$—	—	—
NOW and money market	306,584	158	0.21	276,072	367	0.53
Savings (4)	41,305	24	0.23	53,338	58	0.44
Certificates of deposit (5)	275,807	1,333	1.94	280,038	1,467	2.10
Total interest-bearing deposits	623,766	1,515	0.98	609,448	1,892	1.25

Federal Home Loan Bank advances	95,223	816	3.45	109,169	956	3.51
Subordinated debt	8,248	61	2.97	8,248	84	4.08
Total interest-bearing liabilities	727,237	2,392	1.32	726,865	2,932	1.62

Noninterest-bearing liabilities	99,405			81,460
Total liabilities	826,642			808,325

Total shareholders' equity	131,170			130,074

Total liabilities and shareholders' equity	$957,812			$938,399

Net interest-earning assets	$181,374			$162,253

Tax equivalent net interest income (3)		6,487			6,653

Tax equivalent interest rate spread (6)			2.61%			2.70%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.87%			3.00%

Average of interest-earning assets to average interest-bearing liabilities			124.94%			122.32%

Less tax equivalent adjustment (3)		(1)			(1)

Net interest income		$6,486			$6,652

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$640,156	$15,057	4.73%	$617,944	$15,714	5.13%
Securities (3)	235,289	3,019	2.58	221,129	3,345	3.05
Other interest-earning assets	35,195	24	0.14	47,103	46	0.20
Total interest-earning assets	910,640	18,100	4.00	886,176	19,105	4.35

Noninterest-earning assets	49,518			53,896
Total assets	$960,158			$940,072

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$57	—	—	$—	—	—
NOW and money market	310,282	373	0.24	269,093	706	0.53
Savings (4)	40,206	59	0.30	54,293	112	0.42
Certificates of deposit (5)	274,304	2,678	1.96	282,470	2,971	2.12
Total interest-bearing deposits	624,849	3,110	1.00	605,856	3,789	1.26

Federal Home Loan Bank advances	97,646	1,665	3.43	111,296	1,968	3.57
Subordinated debt	8,248	168	4.10	8,248	167	4.08
Total interest-bearing liabilities	730,743	4,943	1.36	725,400	5,924	1.65

Noninterest-bearing liabilities	97,842			84,332
Total liabilities	828,585			809,732

Total shareholders' equity	131,573			130,340

Total liabilities and shareholders' equity	$960,158			$940,072

Net interest-earning assets	$179,897			$160,776

Tax equivalent net interest income (3)		13,157			13,181

Tax equivalent interest rate spread (6)			2.64%			2.70%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.91%			3.00%

Average of interest-earning assets to average interest-bearing liabilities			124.62%			122.16%

Less tax equivalent adjustment (3)		(1)			(1)

Net interest income		$13,156			$13,180

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

	Three Months Ended June 30, 2012 and 2011			Six Months Ended June 30, 2012 and 2011
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(728)	$344	$(384)	$(1,221)	$564	$(657)
Securities (3)	(313)	(5)	(318)	(533)	207	(326)
Other interest-earning assets	—	(4)	(4)	(12)	(10)	(22)
Total interest-earning assets	(1,041)	335	(706)	(1,766)	761	(1,005)
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(381)	4	(377)	(667)	(12)	(679)
Federal Home Loan Bank advances	(18)	(122)	(140)	(73)	(230)	(303)
Subordinated debt	(23)	—	(23)	1	—	1
Total interest-bearing liabilities	(422)	(118)	(540)	(739)	(242)	(981)
Change in net interest income	$(619)	$453	$(166)	$(1,027)	$1,003	$(24)

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

Provision for Loan Losses.   The provision for loan losses increased $242,000 and $516,000 for the three and six months ended June 30, 2012, respectively, compared to the same periods in the prior year due to loan growth and an increase in nonperforming and classified loans.  At June 30, 2012, nonperforming loans totaled $11.5 million, compared to $9.6 million at June 30, 2011 due to a $2.4 million increase in nonperforming multi-family and commercial real estate loans. Net loan charge-offs were $166,000 for the quarter ended June 30, 2012, consisting primarily of consumer and multi-family and commercial real estate loan charge-offs, compared to net loan recoveries of $8,000 for the quarter ended June 30, 2011.  Net loan charge-offs were $242,000 and $438,000 for the six months ended June 30, 2012 and June 30, 2011, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
	(Dollars in Thousands)
Net impairment losses recognized in earnings	$—	$—	$—	N/A	$(36)	$—	$(36)	N/A
Service fees	1,221	1,211	10	0.8	2,431	2,391	40	1.7
Wealth management fees	343	1,051	(708)	(67.4)	1,410	2,117	(707)	(33.4)
Increase in cash surrender value of bank-owned life insurance	70	71	(1)	(1.4)	142	143	(1)	(0.7)
Net gain on sale of securities	257	183	74	40.4	574	218	356	163.3
Mortgage banking	398	133	265	199.2	677	302	375	124.2
Net (loss) gain in fair value on trading securities and derivatives	(152)	181	(333)	(184.0)	(201)	208	(409)	(196.6)
Net loss on disposal of SI Trust Servicing operations	(212)	—	(212)	N/A	(698)	—	(698)	N/A
Other	401	66	335	507.6	788	166	622	374.7
Total noninterest income	$2,326	$2,896	$(570)	(19.7)%	$5,087	$5,545	$(458)	(8.3)%

Wealth management fees declined due to a reduction in trust fees during the second quarter and the first half of 2012 as a result of the sale of SI Trust Servicing, a third-party provider of trust outsourcing services for community banks, as described more fully below. The Company realized higher net gains on the sale of primarily U.S. government and agency obligations and mortgage-backed securities during 2012.  Fees related to mortgage banking activities increased due to higher proceeds received from residential mortgage loan sales. During the second quarter of 2012, the Company reported a termination charge of $212,000 (pre-tax) effective upon the sale of SI Trust Servicing for an aggregate loss of $698,000 (pre-tax). For 2012, the Company recognized a net loss resulting from a reduction in fair value of certain derivative instruments. During the second quarter of 2012, other noninterest income included a gain of $349,000 resulting from death benefit proceeds from a bank-owned life insurance policy. Additionally, contributing to the increase of $622,000 in other noninterest income during 2012 was an investment gain of $355,000 received from one of the Bank's small business investment company limited partnerships ("SBIC"), which was recognized in the first quarter of 2012.

On February 13, 2012, the Bank entered into a definitive agreement with Reliance Integrated Solutions, LLC (“Reliance”) in which Reliance acquired the assets and assumed certain liabilities of SI Trust Servicing. The transaction closed on April 1, 2012, with recognition of the transaction reported in the Company's consolidated financial statements at and for the period ended March 31, 2012. Included in the determination of the loss on the sale of SI Trust Servicing of $698,000 was contingent consideration pertaining to client revenues for a period of four years. The Company will remeasure the contingent consideration at each reporting date during the contingency period with changes recognized in earnings.

Noninterest Expenses.  The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,016	$4,232	$(216)	(5.1)%	$8,254	$8,376	$(122)	(1.5)%
Occupancy and equipment	1,332	1,388	(56)	(4.0)	2,818	2,923	(105)	(3.6)
Computer and electronic banking services	896	987	(91)	(9.2)	1,889	1,943	(54)	(2.8)
Outside professional services	313	314	(1)	(0.3)	677	581	96	16.5
Marketing and advertising	220	241	(21)	(8.7)	372	401	(29)	(7.2)
Supplies	91	132	(41)	(31.1)	228	267	(39)	(14.6)
FDIC deposit insurance and regulatory assessments	220	303	(83)	(27.4)	492	608	(116)	(19.1)
Contribution to SI Financial Group Foundation	—	—	—	N/A	—	500	(500)	(100.0)
Other	469	713	(244)	(34.2)	1,177	1,424	(247)	(17.3)
Total noninterest expenses	$7,557	$8,310	$(753)	(9.1)%	$15,907	$17,023	$(1,116)	(6.6)%

Higher expenses in 2011 were mainly due to a $500,000 cash contribution to SI Financial Group Foundation in connection with the public stock offering and concurrent second-step conversion completed during the first quarter of 2011.  SI Financial Group Foundation is a charitable foundation dedicated to providing assistance to charitable causes within the communities we serve.  For 2011, occupancy and equipment expenses were higher primarily related to equipment maintenance contracts and greater snow removal and utility costs associated with the poor weather conditions in the region during the first quarter of 2011. The sale of SI Trust Servicing in April 2012 contributed to lower noninterest expenses in 2012, offset by costs associated with the addition of lending staff. Costs related to other real estate owned decreased due to a reduction in other real estate owned.

Income Tax Provision.  The provision for income taxes decreased $188,000 and $39,000 for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The effective tax rate for the three months ended June 30, 2012 and 2011 was 18.6% and 32.5%, respectively.  The effective tax rate for the first half of 2012 and 2011 was 24.4% and 29.6%, respectively. Non-taxable gains on bank-owned life insurance proceeds received during the second quarter of 2012 and the first quarter of 2011 impacted the effective tax rate for the related periods.

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

The Bank's most liquid assets are cash and cash equivalents.  The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period.  At June 30, 2012, cash and cash equivalents totaled $42.2 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $206.1 million at June 30, 2012.  In addition, at June 30, 2012, the Bank had the ability to borrow $152.9 million from the FHLB, which included overnight lines of credit of $10.0 million.  On that date, the Bank had FHLB advances outstanding of $93.1 million and no overnight advances outstanding.  Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds.  The Bank believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities.  For the six months ended June 30, 2012, the Company originated $106.7 million of loans and purchased $34.1 million of securities and $28.2 million of loans.  For the year ended December 31, 2011, the Company originated $147.2 million of loans and purchased $139.9 million of securities and $47.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds.  The increased liquidity needed to fund asset growth has been provided through increased deposits and through proceeds from the recently completed stock offering.  The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $11.2 million for the six months ended June 30, 2012.  Certificates of deposit due within one year of June 30, 2012 totaled $106.6 million, or 14.8%, of total deposits.  Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment.  To compensate, the Bank has increased the duration of its borrowings with the FHLB and offered attractive rates on certain certificates of deposit in an effort to extend the maturity of its deposits. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit.  Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows.  The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained.  The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors.  The Bank generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships.  Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits.  The Bank experienced a decrease of $7.0 million in FHLB advances for the six months ended June 30, 2012 and experienced a decrease of $14.1 million for the year ended December 31, 2011.

The Company repurchased 414,426 shares of the Company's common stock at a cost of $4.7 million during the six months ended June 30, 2012 and 547 shares of the Company’s common stock at a cost of $5,000 during the year ended December 31, 2011.  Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2011 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures.  SI Financial Group may continue to repurchase shares of its common stock in the future.  SI Financial Group’s primary sources of funds are the proceeds retained in the stock offering, interest and dividends on securities and dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At June 30, 2012, SI Financial Group had cash and cash equivalents of $11.3 million and available for sale securities of $9.5 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2011.  There were no material changes in the Company’s payments due under contractual obligations between December 31, 2011 and June 30, 2012.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$38,936	$31,211
Undisbursed construction loans	2,972	5,673
Undisbursed home equity lines of credit	23,627	23,172
Undisbursed commercial lines of credit	31,172	17,995
Overdraft protection lines	1,216	1,190
Standby letters of credit	571	34
Total commitments	$98,494	$79,275

Future loan commitments at June 30, 2012 and December 31, 2011 included fixed-rate loan commitments of $32.2 million and $16.0 million, respectively, at interest rates ranging from 3.00% to 6.25%.

The Bank is a limited partner in three SBICs.  At June 30, 2012, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $1.1 million. The Bank did not recognize any write-downs on its investment in the SBICs during the six months ended June 30, 2012, whereas write-downs of $72,000 were recognized during the six months ended June 30, 2011.

For the six months ended June 30, 2012, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation.

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

The following table reflects changes in estimated net interest income for the Company at June 30, 2012.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
50 basis point decrease in rates	(2.87)%	(3.41)%
300 basis point increase in rates	6.65	6.37
400 basis point increase in rates	3.68	3.76

The limits used in the above table are re-evaluated periodically and may be modified as appropriate. The basis point change in rates in the above table is assumed to occur evenly over the 12- and 24-month periods, with the exception of the 400 basis point increase in rates which occurs in four steps of 100 basis points over the 24-month simulation. As indicated by the results of the above scenarios, net interest income would be positively affected (within our internal guidelines) in the 12- and 24-month periods if rates increased 300 and 400 basis points as detailed above, resulting from the Company’s strategy to better position the balance sheet for the anticipated increase in market interest rates.  Conversely, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates declined 50 basis points. Management believes that under the current rate environment, a downward change in interest rates is unlikely. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market and restructuring FHLB borrowings to current lower market interest rates while extending their duration.  Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended June 30, 2012 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2012	—	$—	—	—
May 1 - 31, 2012	269,900	11.41	269,900	258,915
June 1 - 30, 2012	144,000	11.35	144,000	114,915
Total	413,900	$11.39	413,900

(1) On May 8, 2012, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 528,815 shares, of its common stock. The repurchase program will continue until it is completed or terminated by the Company's Board of Directors.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)
3.2	Bylaws of SI Financial Group, Inc. (2)
4	Specimen Stock Certificate of SI Financial Group, Inc. (1)
10	SI Financial Group, Inc. 2012 Equity Incentive Plan (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements(4)

(1) Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

(2) Incorporated herein by reference into this document from the Exhibits to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on February 17, 2011.

(3) Incorporated herein by reference into this document from Appendix A to the Company's Definitive Proxy Materials (File No. 000-54241) filed with the Securities and Exchange Commission on March 30, 2012.

(4) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

Date:	August 8, 2012	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	August 8, 2012	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer, Treasurer and Chief Operating Officer
(principal financial and accounting officer)