Form 10-Q
period 2012-09-30
SI Financial Group, Inc.
filed 2012-11-08
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

As of November 2, 2012, there were 10,141,110 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	September 30, 2012	December 31, 2011
ASSETS:
Cash and due from banks:
Noninterest-bearing	$15,291	$13,980
Interest-bearing	18,974	34,432
Total cash and cash equivalents	34,265	48,412

Available for sale securities, at fair value	193,925	230,814
Loans held for sale	5,333	5,558
Loans receivable (net of allowance for loan losses of $5,826 at September 30, 2012 and $4,970 at December 31, 2011)	668,151	618,626
Federal Home Loan Bank stock, at cost	8,078	8,388
Bank-owned life insurance	8,989	9,012
Premises and equipment, net	11,196	12,651
Goodwill and other intangibles	3,454	4,105
Accrued interest receivable	3,407	3,539
Deferred tax asset, net	3,389	4,614
Other real estate owned, net	660	976
Prepaid FDIC deposit insurance assessment	1,461	1,974
Other assets	8,052	6,378
Total assets	$950,360	$955,047

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$85,267	$85,958
Interest-bearing	622,260	615,968
Total deposits	707,527	701,926

Mortgagors' and investors' escrow accounts	1,502	3,291
Federal Home Loan Bank advances	93,069	100,069
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	12,344	10,996
Total liabilities	822,690	824,530

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 10,141,110 shares issued and outstanding at September 30, 2012; 10,576,849 shares issued and 10,576,302 shares outstanding at December 31, 2011)	101	106
Additional paid-in-capital	94,735	94,612
Unallocated common shares held by ESOP	(5,208)	(5,568)
Unearned restricted shares	(29)	(38)
Retained earnings	36,610	42,085
Accumulated other comprehensive income (loss)	1,461	(675)
Treasury stock, at cost (547 shares at December 31, 2011)	—	(5)
Total shareholders' equity	127,670	130,517
Total liabilities and shareholders' equity	$950,360	$955,047

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans, including fees	$7,690	$7,688	$22,747	$23,402
Securities:
Taxable interest	1,150	1,734	4,141	5,033
Tax-exempt interest	1	2	2	4
Dividends	10	17	36	60
Other	11	10	35	56
Total interest and dividend income	8,862	9,451	26,961	28,555

Interest expense:
Deposits	1,479	1,790	4,589	5,579
Federal Home Loan Bank advances	804	941	2,469	2,909
Subordinated debt	85	84	253	251
Total interest expense	2,368	2,815	7,311	8,739

Net interest income	6,494	6,636	19,650	19,816

Provision for loan losses	1,334	210	2,250	610

Net interest income after provision for loan losses	5,160	6,426	17,400	19,206

Noninterest income:
Total other-than-temporary impairment losses on securities	(311)	—	(272)	—
Portion of losses recognized in other comprehensive income (loss)	224	—	149	—
Net impairment losses recognized in earnings	(87)	—	(123)	—
Service fees	1,253	1,233	3,684	3,624
Wealth management fees	288	989	1,698	3,106
Increase in cash surrender value of bank-owned life insurance	71	72	213	215
Net (loss) gain on sale of securities	(344)	122	230	340
Mortgage banking	502	189	1,179	491
Net (loss) gain in fair value on trading securities and derivatives	(79)	71	(280)	279
Net loss on disposal of equipment	(5)	(33)	(5)	(41)
Net loss on disposal of SI Trust Servicing operations	—	—	(698)	—
Impairment loss on long-lived assets	(410)	—	(410)	—
Other	43	54	831	228
Total noninterest income	1,232	2,697	6,319	8,242

Noninterest expenses:
Salaries and employee benefits	3,838	4,057	12,092	12,433
Occupancy and equipment	1,340	1,450	4,158	4,373
Computer and electronic banking services	930	986	2,819	2,929
Outside professional services	296	273	973	854
Marketing and advertising	162	205	534	606
Supplies	96	104	324	371
FDIC deposit insurance and regulatory assessments	223	110	715	718
Contribution to SI Financial Group Foundation	—	—	—	500
Other real estate operations	104	257	320	566
Other	419	605	1,380	1,720
Total noninterest expenses	7,408	8,047	23,315	25,070

(Loss) income before income tax provision	(1,016)	1,076	404	2,378
Income tax (benefit) provision	(316)	336	31	722
Net (loss) income	$(700)	$740	$373	$1,656

(Loss) earnings per share:
Basic	$(0.07)	$0.07	$0.04	$0.17
Diluted	$(0.07)	$0.07	$0.04	$0.17
 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(700)	$740	$373	$1,656
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities:
Net unrealized holding gain (loss) on available for sale securities	340	(232)	1,319	1,040
Reclassification adjustment for losses (gains) realized in net (loss) income	227	(80)	(152)	(224)
Plus: credit portion of OTTI losses recognized in net (loss) income	57	—	81	—
Plus: noncredit portion of OTTI losses (gains) on available for sale securities	254	(42)	921	(14)
Net unrealized holding gains (losses) on available for sale securities	878	(354)	2,169	802
Net unrealized loss on interest-rate swap derivative	(15)	(155)	(33)	(232)
Other comprehensive income (loss)	863	(509)	2,136	570
Comprehensive income	$163	$231	$2,509	$2,226

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2011	10,576,849	$106	$94,612	$(5,568)	$(38)	$42,085	$(675)	$(5)	$130,517
Net income	—	—	—	—	—	373	—	—	373
Other comprehensive income	—	—	—	—	—	—	2,136	—	2,136
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(885)	—	—	(885)
Equity incentive plan compensation	—	—	77	—	9	—	—	—	86
Allocation of 36,477 ESOP shares	—	—	47	360	—	—	—	—	407
Tax benefit from share-based compensation	—	—	3	—	—	—	—	—	3
Stock options exercised (1,796 shares)	—	—	(4)	—	—	(5)	—	19	10
Common shares repurchased (436,988 shares)	(435,739)	(5)	—	—	—	(4,958)	—	(14)	(4,977)
Balance at September 30, 2012	10,141,110	$101	$94,735	$(5,208)	$(29)	$36,610	$1,461	$—	$127,670

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$373	$1,656
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,250	610
Employee stock ownership plan expense	407	354
Equity incentive plan expense	86	72
Excess tax benefit from share-based compensation	(3)	(2)
Amortization of investment premiums and discounts, net	932	372
Amortization of loan premiums and discounts, net	1,045	1,077
Depreciation and amortization of premises and equipment	1,406	1,443
Amortization of core deposit intangible	8	16
Net gain on sale of securities	(230)	(340)
Net loss (gain) on trading securities and derivatives	280	(279)
Deferred income tax benefit	124	140
Loans originated for sale	(36,303)	(26,665)
Proceeds from sale of loans held for sale	37,232	32,485
Net loss on disposal of SI Trust Servicing operations	698	—
Net gain on sale of loans held for sale	(998)	(346)
Net loss on disposal of equipment	5	41
Net loss on sales or write-downs of other real estate owned	14	212
Increase in cash surrender value of bank-owned life insurance	(213)	(215)
Gain on bank-owned life insurance proceeds	(349)	(122)
Impairment charge on long-lived assets	410	—
Other-than-temporary impairment losses on securities	123	—
Change in operating assets and liabilities:
Accrued interest receivable	132	(540)
Other assets	290	1,830
Accrued expenses and other liabilities	652	58
Net cash provided by operating activities	8,371	11,857

Cash flows from investing activities:
Purchases of available for sale securities	(41,721)	(133,780)
Proceeds from sales of available for sale securities	39,115	36,400
Proceeds from maturities of and principal repayments on available for sale securities	42,197	34,803
Net (increase) decrease in loans	(12,908)	29,526
Purchases of loans	(40,788)	(41,197)
Proceeds from sale of other real estate owned	1,101	473
Purchases of premises and equipment	(1,062)	(1,786)
Proceeds from bank-owned life insurance	585	602
Net cash used in investing activities	(13,481)	(74,959)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Net increase in deposits	5,601	33,647
Net decrease in mortgagors' and investors' escrow accounts	(1,789)	(1,841)
Proceeds from Federal Home Loan Bank advances	—	19,000
Repayments of Federal Home Loan Bank advances	(7,000)	(33,100)
Net proceeds from common stock offering	—	2,774
Excess tax benefit from share-based compensation	3	2
Purchase of shares by ESOP pursuant to reorganization	—	(3,141)
Cash dividends on common stock	(885)	(893)
Stock options exercised	10	—
Common shares repurchased	(4,977)	(5)
Net cash (used in) provided by financing activities	(9,037)	16,443

Net change in cash and cash equivalents	(14,147)	(46,659)
Cash and cash equivalents at beginning of period	48,412	78,321
Cash and cash equivalents at end of period	$34,265	$31,662

Supplemental cash flow information:
Interest paid	$7,315	$8,766
Income taxes paid, net	113	510
Transfer of stock offering escrow for issuance of common shares	—	47,556
Transfer of loans to other real estate owned	876	469

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

In January 2011, the Company completed a public stock offering and concurrent conversion of the Bank from the mutual holding company form of organization to the stock form of organization. A total of 6,544,493 shares of common stock were sold at $8.00 per share.  Additional shares totaling 4,032,356 were issued in exchange for shares of the former SI Financial Group, Inc. at an exchange ratio of 0.8981.  Shares outstanding after the stock offering and the exchange totaled 10,576,849.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc.  All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry.  Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the year ending December 31, 2012.

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
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for residential and commercial mortgage loans and commercial business loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not typically identify individual consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring ("TDR") agreement.

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments due to the borrower’s financial condition, the modification is considered a TDR.

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
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

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
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

Shareholders' Equity
The Company is chartered in the state of Maryland. Maryland law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock and retained earnings balances.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

Presentation of Comprehensive Income – In June 2011, the FASB amended its standard related to the presentation of comprehensive income.  Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements.  The Company adopted this amendment as of December 31, 2011 with the presentation of separate consolidated statements of comprehensive income.

Testing of Goodwill for Impairment – In September 2011, the FASB amended its standard related to how entities test goodwill for impairment.  Under this amendment, an entity is now permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Under this amendment, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year.  The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted this amendment as of January 1, 2012 and it did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Unvested restricted shares are considered outstanding in the computation of basic earnings (loss) per share since the shares participate in dividends and the rights to the dividends are non-forfeitable.  Diluted earnings (loss) per share is computed in a manner similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  The Company’s common stock equivalents relate solely to stock options.  Repurchased common

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

shares and unallocated common shares held by the Bank’s ESOP are not deemed outstanding for earnings (loss) per share calculations.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations.
The Company had anti-dilutive common shares outstanding of 173,138 and 215,987 for the three and nine months ended September 30, 2012, respectively, and 436,434 and 395,512 for the three and nine months ended September 30, 2011, respectively. For the quarter ended September 30, 2012, all common stock equivalents were anti-dilutive and were not included in the computation of earnings (loss) per share.

The computation of earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, Except Share Data)
Net (loss) income	$(700)	$740	$373	$1,656

Weighted average common shares outstanding:
Basic	9,569,069	9,947,040	9,785,924	9,998,136
Effect of dilutive stock options	—	20,656	21,774	20,940
Diluted	9,569,069	9,967,696	9,807,698	10,019,076

Earnings (loss) per share:
Basic	$(0.07)	$0.07	$0.04	$0.17
Diluted	$(0.07)	$0.07	$0.04	$0.17

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

NOTE 3.  SECURITIES

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government and agency obligations	$56,161	$1,188	$(21)	$57,328
Government-sponsored enterprises	23,695	613	—	24,308
Mortgage-backed securities:(2)
Agency - residential	77,544	2,572	(57)	80,059
Non-agency - residential	5,179	53	(159)	5,073
Non-agency - HELOC	2,705	—	(395)	2,310
Asset-backed securities	1,942	25	—	1,967
Corporate debt securities	11,533	234	(53)	11,714
Collateralized debt obligations	6,003	—	(1,558)	4,445
Obligations of state and political subdivisions	6,317	284	—	6,601
Tax-exempt securities	70	—	—	70
Foreign government securities	50	—	—	50
Total available for sale securities	$191,199	$4,969	$(2,243)	$193,925

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
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

The amortized cost and fair value of debt securities by contractual maturities at September 30, 2012 are presented below.  Actual maturities of mortgage-backed securities ("MBS") may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.  Because mortgage-backed and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$3,806	$3,829
After 1 but within 5 years	35,134	35,999
After 5 but within 10 years	9,230	9,346
After 10 years	55,659	55,342
	103,829	104,516
Mortgage-backed and asset-backed securities	87,370	89,409
Total debt securities	$191,199	$193,925

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

The following is a summary of realized gains and losses on the sale of securities for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Gross gains on sales	$113	$147	$740	$413
Gross losses on sales	(457)	(25)	(510)	(73)
Net (loss) gain on sale of securities	$(344)	$122	$230	$340

Proceeds from the sale of available for sale securities were $6.7 million and $39.1 million for the three and nine months ended September 30, 2012, respectively and $3.8 million and $36.4 million for the three and nine months ended September 30, 2011, respectively.

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
September 30, 2012:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$—	$—	$1,509	$21	$1,509	$21
Mortgage-backed securities:
Agency - residential	3,428	17	2,129	40	5,557	57
Non-agency - residential	2,066	10	1,579	149	3,645	159
Non-agency - HELOC	—	—	2,310	395	2,310	395
Corporate debt securities	—	—	2,886	53	2,886	53
Collateralized debt obligations	—	—	4,445	1,558	4,445	1,558
Total	$5,494	$27	$14,858	$2,216	$20,352	$2,243

	Less Than 12 Months		12 Months Or More		Total
December 31, 2011:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$32,390	$94	$415	$6	$32,805	$100
Mortgage-backed securities:
Agency - residential	8,241	111	1,969	67	10,210	178
Non-agency - residential	—	—	5,305	899	5,305	899
Non-agency - HELOC	—	—	2,538	559	2,538	559
Corporate debt securities	3,482	234	946	53	4,428	287
Collateralized debt obligations	—	—	2,917	3,358	2,917	3,358
Equity securities - financial services	169	24	—	—	169	24
Equity services - other	708	95	—	—	708	95
Total	$44,990	$558	$14,090	$4,942	$59,080	$5,500

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

At September 30, 2012, sixteen debt securities with gross unrealized losses had aggregate depreciation of 9.93% of the Company’s amortized cost basis.  The majority of the unrealized losses related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities. The Company recognized net impairment losses on securities of $87,000 and $123,000 for the three and nine months ended September 30, 2012, respectively, and did not recognize net impairment losses on securities for the three and nine months ended September 30, 2011.  The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at September 30, 2012.

Debt Securities:
U.S. Government and Agency Obligations.  The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be maturity, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2012.

Mortgage-backed Securities - Non-agency - Residential.  Despite significant improvement in the market, these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral.  At September 30, 2012, management evaluated credit rating details for the tranche, as well as credit information on subordinate tranches, potential future credit losses and loss analyses.  Additionally, management

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities.

The following table details the Company's non-agency residential mortgage-backed security holdings that are rated below investment grade as of September 30, 2012:

Security	Class (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (2)	Total Credit- Related OTTI (3)	Credit Support Coverage Ratios (4)
(Dollars in Thousands)
MBS 1	SSNR, AS	$1,728	$—	$(149)	$1,579	D	$197	0.00
MBS 2	PT, AS	220	4	—	224	C	—	0.36
		$1,948	$4	$(149)	$1,803		$197

(1) Class definitions:  PT – Pass Through, AS – Accelerated, and SSNR – Super Senior.
(2) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3) The OTTI amounts provided in the table represent cumulative credit loss amounts through September 30, 2012.
(4) The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of loans within the delinquency pipeline.  The assumptions used are:  current collateral support/((60 day delinquencies x .60) + (90 day delinquencies x .70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

Mortgage-backed Securities - Non-agency - HELOC.  The unrealized loss on the Company’s non-agency - HELOC mortgage-backed security is related to one security whose market has been illiquid.  This security is collateralized by home equity lines of credit secured by first and second liens and insured by Financial Security Assurance.  At September 30, 2012, management evaluated credit rating details, collateral support and loss analyses.  All of the unrealized losses on this security relate to factors other than credit.  Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at September 30, 2012.

Corporate Debt Securities. Substantially all of the corporate debt securities are rated investment-grade, including those in an unrealized loss position. Various factors were considered in assessing whether the Company expects to recover the amortized cost of corporate debt securities including, but not limited to, the strength of issuer credit ratings, the financial condition of guarantors and the length of time and the extent to which a security's fair value has been less than its amortized cost. Based on management's assessment, the Company expects to recover the entire amortized cost basis of all corporate debt securities that were in an unrealized loss position as of September 30, 2012.

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

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS.  Management also reviewed analytics provided by the trustee and independent OTTI reviews and associated cash flow analyses performed by an independent third party.  The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support.  The increased number of bank and insurance company failures has decreased the level of credit support for these investments.  A number of lower tranche income issues have foregone payments or have received payment in kind through increased principal allocations.  However, the number of deferring securities has been decreasing and a

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

number of reinstatements have occurred recently.  Based on the existing credit profile of the remainder of the Company's PTPS investments, management does not believe that these investments will suffer from any further credit-related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at September 30, 2012.

The following table details the Company's collateralized debt obligations that are rated below investment grade as of September 30, 2012:

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit- Related OTTI (2)	% of Current Performing Collateral Coverage
(Dollars in Thousands)
CDO 1	B1	$1,000	$—	$(620)	$380	CCC-	$—	104.4
CDO 2	B3	1,000	—	(605)	395	CCC-	—	104.4
CDO 3	A2	2,578	—	(139)	2,439	B-	62	117.5
CDO 4	A1	1,425	—	(194)	1,231	BB-	—	157.2
		$6,003	$—	$(1,558)	$4,445		$62

(1) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2) The OTTI amounts provided in the table represent cumulative credit loss amounts through September 30, 2012.

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Balance at beginning of period	$172	$1,059	$1,207	$1,093
Additional credit losses for which OTTI losses were previously recognized	87	—	123	—
Reduction for permanent loss in value of securities during the period	—	—	(1,071)	—
Reduction for securities sold during the period (realized)	—	—	—	(34)
Balance at end of period	$259	$1,059	$259	$1,059

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$234,173	$247,426
Multi-family and commercial	197,545	158,384
Construction	3,333	12,290
Total real estate loans	435,051	418,100

Commercial business loans:
SBA and USDA guaranteed	140,440	127,359
Other	55,569	40,442
Total commercial business loans	196,009	167,801

Consumer loans:
Home equity	28,273	27,425
Indirect automobile	10,574	5,733
Other	2,346	2,824
Total consumer loans	41,193	35,982

Total loans	672,253	621,883

Deferred loan origination costs, net of fees	1,724	1,713
Allowance for loan losses	(5,826)	(4,970)
Loans receivable, net	$668,151	$618,626

The Company purchased $33.9 million in commercial business loans and $6.9 million in consumer loans for the nine months ended September 30, 2012. For the twelve months ended December 31, 2011, the Company purchased $41.2 million in commercial business loans and $5.8 million in consumer loans.

Allowance for Loan Losses
The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$725	$2,700	$314	$1,418	$487	$5,644
Provision (credit) for loan losses	241	1,279	(290)	88	16	1,334
Loans charged-off	(127)	(1,165)	—	—	(27)	(1,319)
Recoveries of loans previously charged-off	26	134	—	3	4	167
Balance at end of period	$865	$2,948	$24	$1,509	$480	$5,826

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

Nine Months Ended September 30, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$759	$2,337	$280	$1,148	$446	$4,970
Provision (credit) for loan losses	246	1,740	(256)	346	174	2,250
Loans charged-off	(219)	(1,267)	—	—	(149)	(1,635)
Recoveries of loans previously charged-off	79	138	—	15	9	241
Balance at end of period	$865	$2,948	$24	$1,509	$480	$5,826

Three Months Ended September 30, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$904	$2,508	$156	$776	$417	$4,761
Provision (credit) for loan losses	35	160	(107)	109	13	210
Loans charged-off	(22)	(26)	—	(16)	(1)	(65)
Recoveries of loans previously charged-off	—	15	265	31	1	312
Balance at end of period	$917	$2,657	$314	$900	$430	$5,218

Nine Months Ended September 30, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$915	$2,700	$64	$790	$330	$4,799
Provision for loan losses	313	—	49	123	125	610
Loans charged-off	(311)	(58)	(83)	(47)	(26)	(525)
Recoveries of loans previously charged-off	—	15	284	34	1	334
Balance at end of period	$917	$2,657	$314	$900	$430	$5,218

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

Further information pertaining to the allowance for loan losses at September 30, 2012 and December 31, 2011 is as follows:

September 30, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$183	$93	$—	$81	$—	$357
Allowance for loans individually or collectively evaluated and not deemed to be impaired	682	2,855	24	1,428	480	5,469
Total loan loss allowance	$865	$2,948	$24	$1,509	$480	$5,826

Loans individually evaluated and deemed to be impaired	$6,617	$7,116	$—	$589	$515	$14,837
Loans individually or collectively evaluated and not deemed to be impaired	227,556	190,429	3,333	195,420	40,678	657,416
Total loans	$234,173	$197,545	$3,333	$196,009	$41,193	$672,253

December 31, 2011	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$33	$107	$—	$105	$—	$245
Allowance for loans individually or collectively evaluated and not deemed to be impaired	726	2,230	280	1,043	446	4,725
Total loan loss allowance	$759	$2,337	$280	$1,148	$446	$4,970

Loans individually evaluated and deemed to be impaired	$5,590	$8,650	$—	$654	$316	$15,210
Loans individually or collectively evaluated and not deemed to be impaired	241,836	149,734	12,290	167,147	35,666	606,673
Total loans	$247,426	$158,384	$12,290	$167,801	$35,982	$621,883

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

Past Due Loans
The following represents an aging of loans at September 30, 2012 and December 31, 2011:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$47	$789	$3,622	$4,458	$229,715	$234,173	$—
Multi-family and commercial	—	—	2,036	2,036	195,509	197,545	—
Construction	—	—	—	—	3,333	3,333	—
Commercial Business:
SBA and USDA guaranteed	1,233	1,611	285	3,129	137,311	140,440	285
Other	10	—	589	599	54,970	55,569	—
Consumer:
Home equity	3	5	515	523	27,750	28,273	—
Indirect automobile	39	28	—	67	10,507	10,574	—
Other	4	—	—	4	2,342	2,346	—
Total	$1,336	$2,433	$7,047	$10,816	$661,437	$672,253	$285

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,065	$995	$3,835	$8,895	$238,531	$247,426	$—
Multi-family and commercial	292	—	1,703	1,995	156,389	158,384	—
Construction	—	—	—	—	12,290	12,290	—
Commercial Business:
SBA and USDA guaranteed	2,729	327	—	3,056	124,303	127,359	—
Other	—	—	623	623	39,819	40,442	—
Consumer:
Home equity	—	—	269	269	27,156	27,425	—
Indirect automobile	—	—	—	—	5,733	5,733	—
Other	124	—	—	124	2,700	2,824	—
Total	$7,210	$1,322	$6,430	$14,962	$606,921	$621,883	$—

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at September 30, 2012 and December 31, 2011:

	Impaired Loans
September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$4,790	$4,907	$—	$4,780
Multi-family and commercial	4,040	4,376	—	2,306
Consumer - Home equity	515	599	—	520
Total impaired loans without valuation allowance	9,345	9,882	—	7,606

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	1,827	1,827	183	513
Multi-family and commercial	3,076	3,166	93	236
Commercial business - Other	589	589	81	589
Total impaired loans with valuation allowance	5,492	5,582	357	1,338

Total impaired loans	$14,837	$15,464	$357	$8,944

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$5,232	$5,536	$—	$5,232
Multi-family and commercial	4,757	5,215	—	3,795
Commercial business - Other	31	31	—	31
Consumer - Home equity	316	331	—	316
Total impaired loans without valuation allowance	10,336	11,113	—	9,374

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	358	358	33	358
Multi-family and commercial	3,893	3,983	107	236
Commercial business - Other	623	623	105	623
Total impaired loans with valuation allowance	4,874	4,964	245	1,217

Total impaired loans	$15,210	$16,077	$245	$10,591

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

Additional information related to impaired loans is as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,048	$26	$14	$5,763	$131	$119
Multi-family and commercial	8,320	99	30	8,742	232	30
Commercial business - Other	583	2	2	611	2	2
Consumer - Home equity	488	4	4	402	4	4
Total	$15,439	$131	$50	$15,518	$369	$155

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,210	$27	$16	$5,284	$51	$16
Multi-family and commercial	8,329	73	—	7,414	211	—
Construction	—	—	—	20	—	—
Commercial business - Other	490	—	—	287	—	—
Consumer - Home equity	234	—	—	117	—	—
Total	$15,263	$100	$16	$13,122	$262	$16

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
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

o	Loss (Rating 8): Loans in this category are considered uncollectible and of such little value that their continuance as loans is not warranted.

Management periodically reviews the ratings described above and the Company’s internal audit function reviews components of the credit files, including the assigned risk ratings, of certain commercial loans as part of its loan review.

The following tables present the Company’s loans by risk rating at September 30, 2012 and December 31, 2011:

September 30, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$226,137	$727	$7,309	$—	$—	$234,173
Multi-family and commercial	—	176,680	5,864	15,001	—	—	197,545
Construction	—	3,333	—	—	—	—	3,333
Total real estate loans	—	406,150	6,591	22,310	—	—	435,051

Commercial Business:
SBA and USDA guaranteed	140,440	—	—	—	—	—	140,440
Other	—	50,869	3,719	981	—	—	55,569
Total commercial business loans	140,440	50,869	3,719	981	—	—	196,009

Consumer:
Home equity	—	27,704	—	569	—	—	28,273
Indirect automobile	—	10,574	—	—	—	—	10,574
Other	—	2,346	—	—	—	—	2,346
Total consumer loans	—	40,624	—	569	—	—	41,193
Total loans	$140,440	$497,643	$10,310	$23,860	$—	$—	$672,253

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$240,904	$769	$5,753	$—	$—	$247,426
Multi-family and commercial	—	135,859	8,699	13,826	—	—	158,384
Construction	—	11,707	583	—	—	—	12,290
Total real estate loans	—	388,470	10,051	19,579	—	—	418,100

Commercial Business:
SBA and USDA guaranteed	127,359	—	—	—	—	—	127,359
Other	—	34,788	3,977	1,677	—	—	40,442
Total commercial business loans	127,359	34,788	3,977	1,677	—	—	167,801

Consumer:
Home equity	—	27,109	—	316	—	—	27,425
Indirect automobile	—	5,733	—	—	—	—	5,733
Other	—	2,824	—	—	—	—	2,824
Total consumer loans	—	35,666	—	316	—	—	35,982
Total loans	$127,359	$458,924	$14,028	$21,572	$—	$—	$621,883

Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met:  1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar risk characteristics.  The most common types of modifications include below market interest rate reductions, deferrals of principal and maturity extensions.  Modified terms are dependent upon the financial position and needs of the individual borrower.  If the modification agreement is violated, the loan is handled by the Company’s Collections Department for resolution, which may result in foreclosure.  The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification. All TDRs are reported as impaired.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

The following table provides information on loans modified as TDRs during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012			2011
			Allowance for			Allowance for
	Number	Recorded	Loan Losses	Number	Recorded	Loan Losses
	of Loans	Investment	(End of Period)	of Loans	Investment	(End of Period)
	(Dollars in Thousands)
Residential - 1 to 4 family	7	$1,314	$170	—	$—	$—
Multi-family and commercial	—	—	—	2	1,656	21
Total	7	$1,314	$170	2	$1,656	$21

	Nine Months Ended September 30,
	2012			2011
			Allowance for			Allowance for
	Number	Recorded	Loan Losses	Number	Recorded	Loan Losses
	of Loans	Investment	(End of Period)	of Loans	Investment	(End of Period)
	(Dollars in Thousands)
Residential - 1 to 4 family	10	$1,746	$178	2	$865	$—
Multi-family and commercial	—	—	—	10	7,357	477
Total	10	$1,746	$178	12	$8,222	$477

During the modification process, there were no loan charge-offs or principal reductions for loans included in the above tables for all periods presented.

The following table provides the recorded investment, by type of modification, during the three and nine months ended September 30, 2012 and 2011 of modified loans identified as TDRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Interest Rate Adjustments	$500	$—	$500	$2,504
Principal Deferrals (1)	—	439	—	3,150
Combination of Rate and Payment (2)	396	1,217	828	2,568
Combination of Rate and Maturity (3)	418	—	418	—
Total	$1,314	$1,656	$1,746	$8,222

(1) Terms of modifications include temporary interest-only payments with deferral of principal.
(2) Terms include combination of interest rate adjustments and interest-only payments with deferral of principal.
(3) Terms include combination of interest rate adjustments and extensions of maturity.

One commercial real estate loan totaling $895,000, which was modified as a TDR and included in the above table at September 30, 2011, was in payment default (defined as 90 days or more past due) during the three and nine months ended September 30, 2011. The related allowance for the defaulted TDR totaled $458,000 at September 30, 2011. There were no loans modified as TDRs that were in payment default during the three and nine months ended September 30, 2012.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)
Land	$2,098	$2,098
Buildings	6,816	6,660
Leasehold improvements	7,712	7,822
Furniture and equipment	10,717	12,272
Construction in process	71	20
	27,414	28,872
Accumulated depreciation and amortization	(16,218)	(16,221)
Premises and equipment, net	$11,196	$12,651

Construction in process is primarily related to incidental branch improvements at September 30, 2012 and December 31, 2011.

NOTE 6.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although changes in certain assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income are components of comprehensive income.

Components of other comprehensive income are as follows:

	Nine Months Ended September 30, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding gains on available for sale securities	$1,999	$(680)	$1,319
Reclassification adjustment for gains realized in net income	(230)	78	(152)
Credit portion of OTTI losses recognized in net income	123	(42)	81
Noncredit portion of OTTI losses on available for sale securities	1,395	(474)	921
Unrealized holding gains on available for sale securities, net of taxes	3,287	(1,118)	2,169
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	(50)	17	(33)
Other comprehensive income	$3,237	$(1,101)	$2,136

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	September 30, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gain on available for sale securities	$3,013	$(1,025)	$1,988
Noncredit portion of OTTI losses on available for sale securities	(287)	98	(189)
Net unrealized loss on effective cash flow hedging derivative	(512)	174	(338)
Accumulated other comprehensive income	$2,214	$(753)	$1,461

	December 31, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gain on available for sale securities	$1,121	$(381)	$740
Noncredit portion of OTTI losses on available for sale securities	(1,682)	572	(1,110)
Net unrealized loss on effective cash flow hedging derivative	(462)	157	(305)
Accumulated other comprehensive loss	$(1,023)	$348	$(675)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined).  As of September 30, 2012 and December 31, 2011, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since then that management believes have changed the Bank’s regulatory category.  As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, quantitatively in terms of components of capital, than those applicable to institutions themselves.  There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

The Bank’s actual capital amounts and ratios as of September 30, 2012 and December 31, 2011 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Risk-based Capital Ratio	$109,259	21.25%	$41,133	8.00%	$51,416	10.00%
Tier I Risk-based Capital Ratio	103,016	20.04	20,562	4.00	30,843	6.00
Tier I Capital Ratio	103,016	11.08	37,190	4.00	46,487	5.00
Tangible Equity Ratio	103,016	11.08	13,946	1.50	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Risk-based Capital Ratio	$106,997	22.21%	$38,540	8.00%	$48,175	10.00%
Tier I Risk-based Capital Ratio	101,574	21.09	19,265	4.00	28,897	6.00
Tier I Capital Ratio	101,574	10.86	37,412	4.00	46,765	5.00
Tangible Equity Ratio	101,574	10.86	14,030	1.50	N/A	N/A

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
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

•
Securities available for sale.  Included in the available for sale category are both debt and equity securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes a third-party, nationally-recognized pricing service to estimate fair value measurements for the majority of its portfolio.  The pricing service evaluates each asset class based on relevant market information considering observable data but these prices do not represent binding quotes.  The fair value prices on all investments are reviewed for reasonableness by management.  Securities measured at fair value in Level 3 include collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels.  The Company estimates future cash flows discounted using a rate management believes is representative of current market conditions.  Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

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
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

•	Junior subordinated debt owed to unconsolidated trust. Rates currently available for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

•
Interest rate swap agreements.  The fair values of the Company’s interest rate swaps are obtained from a third-party pricing service and are determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The pricing analysis is based on observable inputs for the contractual term of the derivative, including the period to maturity and interest rate curves.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2012.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,040	$56,288	$—	$57,328
Government-sponsored enterprises	—	24,308	—	24,308
Mortgage-backed securities	—	87,442	—	87,442
Asset-backed securities	—	1,967	—	1,967
Corporate debt securities	—	11,714	—	11,714
Collateralized debt obligations	—	—	4,445	4,445
Obligations of state and political subdivisions	—	6,601	—	6,601
Tax-exempt securities	—	70	—	70
Foreign government securities	—	50	—	50
Forward loan sale commitments and derivative loan commitments	—	—	164	164
Total assets	$1,040	$188,440	$4,609	$194,089

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$40	$40
Interest rate swap agreements	$—	$924	$—	$924
Total liabilities	$—	$924	$40	$964

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,051	$88,536	$—	$89,587
Government-sponsored enterprises	—	17,666	—	17,666
Mortgage-backed securities	—	97,870	—	97,870
Corporate debt securities	—	14,047	—	14,047
Collateralized debt obligations	—	—	2,917	2,917
Obligations of state and political subdivisions	—	6,766	—	6,766
Tax-exempt securities	—	71	—	71
Foreign government securities	—	75	—	75
Equity securities	1,815	—	—	1,815
Forward loan sale commitments and derivative loan commitments	—	—	82	82
Total assets	$2,866	$225,031	$2,999	$230,896

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$90	$90
Interest rate swap agreement	—	462	—	462
Total liabilities	$—	$462	$90	$552

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets (liabilities):

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2011	$2,917	$(8)
Increase in fair value included in net income	—	132
Increase in fair value included in other comprehensive income	1,528	—
Balance at September 30, 2012	$4,445	$124

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

	At September 30, 2012			At December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$1,717	$—	$—	$3,002
Other real estate owned	—	—	660	—	—	976
Total assets	$—	$—	$2,377	$—	$—	$3,978

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Impaired loans	$280	$463	$345	$671
Other real estate owned	28	35	28	175
Total assets	$308	$498	$373	$846

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2012 and December 31, 2011.  The estimated fair value amounts at September 30, 2012 and December 31, 2011 have been measured as of each respective date, and the estimated fair value amounts at December 31, 2011 have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to that date.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets.  Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

As of September 30, 2012 and December 31, 2011, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$34,265	$34,265	$—	$—	$34,265
Available for sale securities	193,925	1,040	188,440	4,445	193,925
Loans held for sale	5,333	—	—	6,480	6,480
Loans receivable, net	668,151	—	—	687,336	687,336
Federal Home Loan Bank stock	8,078	—	—	8,078	8,078
Accrued interest receivable	3,407	—	—	3,407	3,407
Financial Liabilities:
Deposits	707,527	—	—	711,499	711,499
Mortgagors' and investors' escrow accounts	1,502	—	—	1,502	1,502
Federal Home Loan Bank advances	93,069	—	98,506	—	98,506
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,058	—	5,058
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	160	—	—	160	160
Forward loan sale commitments	4	—	—	4	4
Liabilities:
Forward loan sale commitments	40	—	—	40	40
Interest rate swap agreements	924	—	924	—	924

	December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$48,412	$48,412	$—	$—	$48,412
Available for sale securities	230,814	2,866	225,031	2,917	230,814
Loans held for sale	5,558	—	—	5,652	5,652
Loans receivable, net	618,626	—	—	629,142	629,142
Federal Home Loan Bank stock	8,388	—	—	8,388	8,388
Accrued interest receivable	3,539	—	—	3,539	3,539
Financial Liabilities:
Deposits	701,926	—	—	704,333	704,333
Mortgagors' and investors' escrow accounts	3,291	—	—	3,291	3,291
Federal Home Loan Bank advances	100,069	—	105,666	—	105,666
Junior subordinated debt owed to unconsolidated trust	8,248	—	4,399	—	4,399
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	78	—	—	78	78
Forward loan sale commitments	4	—	—	4	4
Liabilities:
Forward loan sale commitments	90	—	—	90	90
Interest rate swap agreement	462	—	462	—	462

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

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

At September 30, 2012 and December 31, 2011, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	September 30, 2012	December 31, 2011

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.39%	0.55%
Weighted average maturity in years	3.2	4.0
Unrealized loss relating to interest rate swap	$512	$462

At September 30, 2012 and December 31, 2011, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended September 30, 2012 and December 31, 2011, related to the balance sheet hedging of long-term debt, indicate that the hedge was 100% effective and that there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating.  If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral).  The aggregate fair value of the derivative instrument, with such a credit-related contingent feature that was in a net liability position at September 30, 2012, was $512,000 for which the Company had previously posted collateral of $600,000 in the normal course of business.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in other noninterest income.

Interest Rate Swap Agreement - During the first quarter of 2012, management entered into an interest rate swap agreement, that does not meet the strict hedge accounting requirements of FASB's "Derivatives and Hedging" standard, to manage the Company's exposure to interest rate movements and other identified risks. Changes in fair value of this instrument are recorded as a component of noninterest income. At September 30, 2012, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

September 30, 2012

(Dollars in Thousands)
Notional amount	$15,000
Weighted average fixed pay rate	1.26%
Weighted average variable receive rate	0.46%
Weighted average maturity in years	4.3

The Company reported a loss in fair value on the interest rate swap not designated as a hedge of $141,000 and$412,000 in noninterest income for the three and nine months ended September 30, 2012, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decrease. Conversely, if interest rates decrease, the value of these loan commitments increase.  The gain in fair value of such commitments, which totaled $82,000, was recorded in noninterest income on the statement of operations for the nine months ended September 30, 2012.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor for the shortfall.

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The gain in fair value of such commitments, which totaled $50,000, was recorded in noninterest income on the statement of operations for the nine months ended September 30, 2012.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at September 30, 2012 and December 31, 2011.

		September 30, 2012		December 31, 2011
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(512)	$8,000	$(462)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(412)	—	—
Derivative loan commitments	Other Assets	9,281	160	9,074	78
Forward loan sale commitments	Other Assets (Liabilities)	6,215	(36)	9,108	(86)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2012 and December 31, 2011 and the results of operations for the three and nine months ended September 30, 2012 and 2011.  The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Assets:
Summary.  Assets decreased $4.7 million, or 0.5%, to $950.4 million at September 30, 2012 from $955.0 million at December 31, 2011, principally due to decreases of $36.9 million in available for sale securities and $14.1 million in cash and cash equivalents, offset by an increase of $49.5 million in net loans receivable. Securities decreased primarily as a result of the sale of U.S. government and agency obligations. Cash and cash equivalents and proceeds received from security sales were used to fund loan growth during 2012. The deferred tax asset (net) decreased due to an increase in unrealized gains on available for sale securities.

Loans Receivable, Net.  Contributing to the increase of $49.5 million in net loans receivable were $157.7 million of loan originations during the first nine months of 2012, which represented an increase of $69.9 million compared to the same period in 2011, as a result of additional residential mortgage originators and commercial lenders. Changes in the loan portfolio consisted of the following:

•
Residential Loans.   Residential mortgage loans comprised 34.8% of the total loan portfolio at September 30, 2012.  Residential mortgage loans decreased $13.3 million, or 5.4%, primarily due to principal pay-offs and the sale of $36.5 million of longer-term fixed-rate residential mortgage loans, offset by $66.6 million in residential mortgage loan originations. Residential loan originations increased $17.3 million during the first nine months of 2012 over the comparable period in 2011.

•
Commercial Loans.  The commercial loan portfolio, which includes multi-family and commercial real estate and commercial business loans, represented 58.5% of total loans at September 30, 2012.  Multi-family and commercial real estate loans increased $39.2 million, or 24.7%, largely due to loan originations of $50.8 million. Loan originations for commercial real estate loans increased $28.2 million during the first nine months of 2012 compared to the same period in 2011.  Commercial business loans increased $28.2 million, or 16.8%, primarily due to the purchase of SBA and USDA guaranteed loans of $33.9 million and loan originations of $32.3 million.  Loan originations for commercial business loans increased $24.0 million during the first nine months of 2012, resulting from the addition of new commercial lenders.

•	Construction Loans. Construction loans, which include both residential and commercial construction loans, decreased $9.0 million as a result of loans converting to permanent mortgage loans.

•
Consumer Loans.  Consumer loans represented 6.1% of the Company’s total loan portfolio at September 30, 2012.  Consumer loans increased $5.2 million during the first nine months of 2012, primarily due to an increase in indirect automobile loans of $4.8 million, resulting from the purchase of indirect automobile loans totaling $6.9 million.  Home equity loans increased $848,000, while other consumer loans decreased $478,000.  Loan originations for consumer loans totaled $8.0 million, representing an increase of $492,000 for the nine months ended September 30, 2012 from the comparable period in 2011.

The allowance for loan losses totaled $5.8 million at September 30, 2012 compared to $5.0 million at December 31, 2011.  The ratio of the allowance for loan losses to total loans increased from 0.80% at December 31, 2011 to 0.87% at September 30, 2012.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
Nonaccrual loans:
Real estate loans:
Residential - 1 to 4 family	$5,293	$5,590
Multi-family and commercial	2,542	4,031
Total real estate loans	7,835	9,621
Commercial business loans	589	654
Consumer loans:
Home equity	520	316
Total nonaccrual loans	8,944	10,591
Accruing loans past due 90 days or more	285	—
Total nonperforming loans	9,229	10,591
Other real estate owned, net (1)	660	976
Total nonperforming assets	9,889	11,567
Accruing troubled debt restructurings	5,898	4,620
Total nonperforming assets and troubled debt restructurings	$15,787	$16,187

Allowance for loan losses as a percent of nonperforming loans	63.13%	46.93%
Total nonperforming loans to total loans	1.37%	1.70%
Total nonperforming loans to total assets	0.97%	1.11%
Total nonperforming assets and troubled debt restructurings to total assets	1.66%	1.69%

(1) Other real estate owned balances are shown net of related write-downs or valuation allowance.

Nonperforming multi-family and commercial real estate loans decreased $1.5 million at September 30, 2012, primarily due to charge-offs aggregating $1.0 million related to two commercial real estate loan relationships. Nonperforming loans are expected to remain elevated in the short-term due to recent changes that extended the State of Connecticut’s foreclosure process.  The modification of loan terms, which may result in TDR classification, may be provided to borrowers when necessary to preserve the unpaid principal balance of certain loans.

Other real estate owned decreased $316,000 from December 31, 2011 to September 30, 2012, primarily as a result of the sale of one commercial property and six residential properties with an aggregate carrying value of $1.2 million.  During the first nine months of 2012, the Company acquired four residential properties and one commercial property with carrying values totaling $876,000.  At September 30, 2012, other real estate owned included two residential properties and two commercial properties.

Over the past year, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for troubled debt restructures generally involve deferred principal payments, interest rate concessions, a combination of deferred principal payments and interest rate concessions or a combination of maturity extensions and interest rate concessions. As a result of these actions, troubled debt restructurings, which consisted of five commercial real estate loans and ten residential real estate loans, increased to $1.3 million at September 30, 2012, compared to $5.1 million at December 31, 2011.  Of the total troubled debt restructurings, $5.9 million and $4.6 million were accruing in accordance with their restructured terms at September 30, 2012 and December 31, 2011, respectively.  The Company anticipates that the borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary.  Liabilities decreased $1.8 million, or 0.2%, to $822.7 million at September 30, 2012 compared to $824.5 million at December 31, 2011.  Deposits increased $5.6 million, or 0.8%, which included increases in certificates of deposit of $9.7 million and savings accounts of $912,000, offset by decreases of $4.3 million in NOW and money market accounts and $690,000 in noninterest-bearing deposits. Growth in deposits resulted from marketing and promotional initiatives and competitively-priced deposit products. Borrowings, including subordinated debentures, decreased $7.0 million from $108.3 million at December 31, 2011 to $101.3 million at September 30, 2012, resulting from net repayments of Federal Home Loan Bank advances.

Equity:
Summary.  Shareholders’ equity decreased $2.8 million from $130.5 million at December 31, 2011 to $127.7 million at September 30, 2012.  The decrease in shareholders’ equity was attributable to stock repurchases of 436,988 shares at a cost of $5.0 million and dividends of $885,000, offset by increases in net unrealized gains on available for sale securities aggregating $2.2 million (net of taxes) and earnings of $373,000.

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap, net of taxes.  Net unrealized gains on available for sale securities, net of taxes, totaled $1.8 million at September 30, 2012 compared to net unrealized losses on available for sale securities, net of taxes, of $370,000 at December 31, 2011.  Unrealized gains on available for sale securities at September 30, 2012 resulted from an improvement in the market value of the debt securities portfolio, which was recognized in accumulated other comprehensive income on the consolidated balance sheet and a component of comprehensive income on the consolidated statement of changes in shareholders’ equity.  The net unrealized loss on the interest rate swap, net of taxes, totaled $338,000 and $305,000 at September 30, 2012 and December 31, 2011, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

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

Summary.  The Company reported a net loss of $700,000 for the three months ended September 30, 2012, a decrease of $1.4 million, compared to net income of $740,000 for the three months ended September 30, 2011. The loss for the third quarter of 2012 was primarily due to an increase in the provision for loan losses, security losses and write-downs of long-lived assets.

The Company reported net income of $373,000 for the nine months ended September 30, 2012, a decrease of $1.3 million, compared to net income of $1.7 million for the nine months ended September 30, 2011, primarily due to a decrease in noninterest income and an increase in the provision for loan losses, offset by a decrease in noninterest expenses.

Interest and Dividend Income.  Total interest and dividend income decreased $589,000, or 6.2%, to $8.9 million for the three months ended September 30, 2012, compared to the same period in 2011.  The decrease in interest income was due to lower yields on interest-earning assets, offset by an increase in the average balance of loans. The yield earned on interest-earning assets decreased 27 basis points to 3.90%, with the yield on investment securities contributing the largest decrease of 68 basis points to 2.20%.  Average interest-earning assets increased $4.9 million to $904.7 million during the third quarter of 2012, due to an increase in the average balance of loans of $45.6 million, offset by a decrease in the average balance of securities of $31.8 million.

Total interest and dividend income decreased $1.6 million, or 5.6%, to $27.0 million for the nine months ended September 30, 2012, compared to the same period in 2011.  The decrease in interest income was due to lower yields on interest-earning assets, offset by an increase in the average balance of loans. The yield earned on interest-earning assets decreased 33 basis points to 3.96%, with the yield on investment securities contributing the largest decrease of 53 basis points to 2.46%.  Average interest-earning assets increased $17.9 million to $908.7 million in 2012, due to an increase in the average balance of loans of $30.1 million, offset by a decrease in the average balance of other interest-earnings assets of $10.9 million.

Interest Expense. For the three months ended September 30, 2012, interest expense decreased $447,000, or 15.9%, to $2.4 million compared to $2.8 million for the same period in 2011, primarily due to lower rates paid on deposits and borrowings and decreases in the average balance of FHLB borrowings and savings accounts, offset by increases in the average balance of NOW and money market deposits and certificates of deposit.  Average interest-bearing deposits increased $4.9 million to $622.2 million while the average rate paid decreased 20 basis points to 0.95%.  An increase in the average balance of NOW and money market accounts and certificates of deposit accounts totaling $7.4 million and $2.3 million, respectively, was offset by a decrease in the average balance of savings accounts totaling $4.8 million, as certain customers shifted from savings accounts to NOW and money market accounts and certificate of deposit accounts.  The average balance of FHLB advances decreased $14.6 million and the average rate decreased 3 basis points to 3.44%.  The average rate on subordinated debt increased 6 basis points to 4.10% as a result of an increase in the LIBOR rate.

For the nine months ended September 30, 2012, interest expense decreased $1.4 million, or 16.3%, to $7.3 million compared to $8.7 million for the same period in 2011, primarily due to lower rates paid on deposits and borrowings and a decrease in the average balance of FHLB borrowings, savings deposits and certificates of deposit, offset by an increase in the average balance of NOW and money market deposits.  Average interest-bearing deposits increased $14.3 million to $624.0 million while the average rate decreased 24 basis points to 0.98%.  An increase in the average balance of NOW and money market accounts totaling $29.8 million was offset by decreases in the average balance of savings accounts and certificates of deposit totaling $10.9 million and $4.6 million, respectively, as certain customers shifted from savings accounts and certificates of deposit to NOW and money market accounts.  The average balance of FHLB advances declined $14.0 million and the average rate decreased 10 basis points to 3.43%.  Average rates declined as a result of the sustained lower interest rate environment during 2012.

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

	At or For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$670,751	$7,690	4.56%	$625,138	$7,688	4.88%
Securities (3)	209,858	1,161	2.20	241,661	1,753	2.88
Other interest-earning assets	24,138	11	0.18	33,067	10	0.12
Total interest-earning assets	904,747	8,862	3.90	899,866	9,451	4.17

Noninterest-earning assets	46,900			49,241
Total assets	$951,647			$949,107

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$23	—	—	$—	—	—
NOW and money market	302,786	134	0.18	295,417	313	0.42
Savings (4)	39,987	22	0.22	44,748	41	0.36
Certificates of deposit (5)	279,447	1,323	1.88	277,154	1,436	2.06
Total interest-bearing deposits	622,243	1,479	0.95	617,319	1,790	1.15

Federal Home Loan Bank advances	93,069	804	3.44	107,681	941	3.47
Subordinated debt	8,248	85	4.10	8,248	84	4.04
Total interest-bearing liabilities	723,560	2,368	1.30	733,248	2,815	1.52

Noninterest-bearing liabilities	99,346			85,012
Total liabilities	822,906			818,260

Total shareholders' equity	128,741			130,847

Total liabilities and shareholders' equity	$951,647			$949,107

Net interest-earning assets	$181,187			$166,618

Tax equivalent net interest income (3)		6,494			6,636

Tax equivalent interest rate spread (6)			2.60%			2.65%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.86%			2.93%

Average of interest-earning assets to average interest-bearing liabilities			125.04%			122.72%

Less tax equivalent adjustment (3)		—			—

Net interest income		$6,494			$6,636

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$650,429	$22,747	4.67%	$620,368	$23,402	5.04%
Securities (3)	226,750	4,180	2.46	228,048	5,098	2.99
Other interest-earning assets	31,482	35	0.15	42,373	56	0.18
Total interest-earning assets	908,661	26,962	3.96	890,789	28,556	4.29

Noninterest-earning assets	48,639			52,297
Total assets	$957,300			$943,086

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$46	—	—	$—	—	—
NOW and money market	307,765	507	0.22	277,964	1,019	0.49
Savings (4)	40,132	81	0.27	51,076	153	0.40
Certificates of deposit (5)	276,031	4,001	1.94	280,679	4,407	2.10
Total interest-bearing deposits	623,974	4,589	0.98	609,719	5,579	1.22

Federal Home Loan Bank advances	96,109	2,469	3.43	110,078	2,909	3.53
Subordinated debt	8,248	253	4.10	8,248	251	4.07
Total interest-bearing liabilities	728,331	7,311	1.34	728,045	8,739	1.60

Noninterest-bearing liabilities	98,347			84,530
Total liabilities	826,678			812,575

Total shareholders' equity	130,622			130,511

Total liabilities and shareholders' equity	$957,300			$943,086

Net interest-earning assets	$180,330			$162,744

Tax equivalent net interest income (3)		19,651			19,817

Tax equivalent interest rate spread (6)			2.62%			2.69%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.89%			2.97%

Average of interest-earning assets to average interest-bearing liabilities			124.76%			122.35%

Less tax equivalent adjustment (3)		(1)			(1)

Net interest income		$19,650			$19,816

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

	Three Months Ended September 30, 2012 and 2011			Nine Months Ended September 30, 2012 and 2011
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(528)	$530	$2	$(1,764)	$1,109	$(655)
Securities (3)	(379)	(213)	(592)	(889)	(29)	(918)
Other interest-earning assets	4	(3)	1	(8)	(13)	(21)
Total interest-earning assets	(903)	314	(589)	(2,661)	1,067	(1,594)
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(327)	16	(311)	(989)	(1)	(990)
Federal Home Loan Bank advances	(10)	(127)	(137)	(82)	(358)	(440)
Subordinated debt	1	—	1	2	—	2
Total interest-bearing liabilities	(336)	(111)	(447)	(1,069)	(359)	(1,428)
Change in net interest income	$(567)	$425	$(142)	$(1,592)	$1,426	$(166)

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

Provision for Loan Losses.   The provision for loan losses increased $1.1 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in the prior year due to higher loan charge-offs and a higher general valuation allowance primarily associated with commercial loan growth and specific loan loss reserves established for impaired and restructured residential real estate loans.  At September 30, 2012, nonperforming loans totaled $9.2 million, compared to $9.4 million at September 30, 2011. Net loan charge-offs were $1.2 million for the quarter ended September 30, 2012, consisting primarily of loan charge-offs aggregating $1.0 million related to two commercial real estate loan relationships, compared to net loan recoveries of $247,000 for the quarter ended September 30, 2011.  Net loan charge-offs were $1.4 million and $191,000 for the nine months ended September 30, 2012 and 2011, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
	(Dollars in Thousands)
Net impairment losses recognized in earnings	$(87)	$—	$(87)	N/A	$(123)	$—	$(123)	N/A
Service fees	1,253	1,233	20	1.6	3,684	3,624	60	1.7
Wealth management fees	288	989	(701)	(70.9)	1,698	3,106	(1,408)	(45.3)
Increase in cash surrender value of bank-owned life insurance	71	72	(1)	(1.4)	213	215	(2)	(0.9)
Net (loss) gain on sale of securities	(344)	122	(466)	(382.0)	230	340	(110)	(32.4)
Mortgage banking	502	189	313	165.6	1,179	491	688	140.1
Net (loss) gain in fair value on trading securities and derivatives	(79)	71	(150)	(211.3)	(280)	279	(559)	(200.4)
Net loss on disposal of equipment	(5)	(33)	28	(84.8)	(5)	(41)	36	(87.8)
Net loss on disposal of SI Trust Servicing operations	—	—	—	N/A	(698)	—	(698)	N/A
Impairment loss on long-lived assets	(410)	—	(410)	N/A	(410)	—	(410)	N/A
Other	43	54	(11)	(20.4)	831	228	603	264.5
Total noninterest income	$1,232	$2,697	$(1,465)	(54.3)%	$6,319	$8,242	$(1,923)	(23.3)%

Wealth management fees declined due to a reduction in trust fees as a result of the sale of SI Trust Servicing, a third-party provider of trust outsourcing services for community banks, as described more fully below. One non-agency mortgage-backed security rated below investment grade contributed $324,000 of the $344,000 loss on the sale of securities during the three months ended September 30, 2012. The Company recorded other-than-temporary impairment charges on non-agency mortgage-backed securities of $87,000 and $123,000 for the three and nine months ended September 30, 2012. The Company did not recognize other-than-temporary impairment charges on its securities portfolio during the first nine months of 2011. For 2012, the Company recognized a net loss resulting from a reduction in fair value of certain derivative instruments, as compared to a net gain in fair value of certain derivative instruments during the same periods in 2011. During the third quarter of 2012, the Company recognized write-downs of $410,000 on leasehold improvements and certain equipment related to the planned closure of the New London, Connecticut branch office during the fourth quarter of 2012. These decreases were offset by an increase in fees related to mortgage banking activities due to higher proceeds from the sale of $36.5 million of fixed-rate residential mortgage loans for 2012 versus $32.4 million for the comparable period in 2011. Lower noninterest income for year-to-date 2012 included a loss of $698,000 (pre-tax), as a result of the sale of SI Trust Servicing, offset by a gain of $349,000 resulting from death benefit proceeds from a bank-owned life insurance policy. Additionally, contributing to the increase of $603,000 in other noninterest income during 2012 was an investment gain of $355,000 received from one of the Bank's small business investment company limited partnerships ("SBIC"), which was recognized in the first quarter of 2012.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$3,838	$4,057	$(219)	(5.4)%	$12,092	$12,433	$(341)	(2.7)%
Occupancy and equipment	1,340	1,450	(110)	(7.6)	4,158	4,373	(215)	(4.9)
Computer and electronic banking services	930	986	(56)	(5.7)	2,819	2,929	(110)	(3.8)
Outside professional services	296	273	23	8.4	973	854	119	13.9
Marketing and advertising	162	205	(43)	(21.0)	534	606	(72)	(11.9)
Supplies	96	104	(8)	(7.7)	324	371	(47)	(12.7)
FDIC deposit insurance and regulatory assessments	223	110	113	102.7	715	718	(3)	(0.4)
Contribution to SI Financial Group Foundation	—	—	—	N/A	—	500	(500)	(100.0)
Other real estate operations	104	257	(153)	(59.5)	320	566	(246)	(43.5)
Other	419	605	(186)	(30.7)	1,380	1,720	(340)	(19.8)
Total noninterest expenses	$7,408	$8,047	$(639)	(7.9)%	$23,315	$25,070	$(1,755)	(7.0)%

Higher expenses in 2011 were mainly due to SI Trust Servicing's operations and a $500,000 cash contribution to SI Financial Group Foundation in connection with the public stock offering and concurrent second-step conversion completed during the first quarter of 2011, offset by costs associated with the addition of lending staff. SI Financial Group Foundation is a charitable foundation dedicated to providing assistance to charitable causes within the communities we serve.  For 2011, occupancy and equipment expenses were higher primarily related to equipment maintenance contracts and greater snow removal and utility costs associated with the poor weather conditions in the region during the first quarter of 2011. Other noninterest expenses declined for the three and nine months ended September 30, 2012 due to lower costs associated with other real estate owned and lower prepayment penalties on borrowings for the nine months ended September 30, 2012.

Income Tax Provision.  The provision for income taxes decreased $652,000 and $691,000 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  The effective tax rate for the three months ended September 30, 2012 and 2011 was 31.1% and 31.2%, respectively.  The effective tax rate for the first nine months of 2012 and 2011 was 7.7% and 30.4%, respectively. Non-taxable gains on bank-owned life insurance proceeds received during the second quarter and lower net income for 2012 impacted the effective tax rate for the related periods.

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

The Bank's most liquid assets are cash and cash equivalents.  The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period.  At September 30, 2012, cash and cash equivalents totaled $34.3 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $193.9 million at September 30, 2012.  In addition, at September 30, 2012, the Bank had the ability to borrow $148.2 million from the FHLB, which included overnight lines of credit of $10.0 million.  On that date, the Bank had FHLB advances outstanding of $93.1 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds.  The Bank believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities.  For the nine months ended September 30, 2012, the Company originated $157.7 million of loans and purchased $41.7 million of securities and $40.8 million of loans.  For the year ended December 31, 2011, the Company originated $147.2 million of loans and purchased $139.9 million of securities and $47.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds.  The increased liquidity needed to fund asset growth has been provided through increased deposits and through proceeds from the recently completed stock offering.  The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $3.8 million for the nine months ended September 30, 2012.  Certificates of deposit due within one year of September 30, 2012 totaled $131.5 million, or 18.6%, of total deposits.  Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment.  To compensate, the Bank has increased the duration of its borrowings with the FHLB and offered attractive rates on certain certificates of deposit in an effort to extend the maturity of its deposits. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit.  Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows.  The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained.  The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors.  The Bank generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships.  Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits.  The Bank experienced a decrease of $7.0 million in FHLB advances for the nine months ended September 30, 2012 and experienced a decrease of $14.1 million for the year ended December 31, 2011.

The Company repurchased 436,988 shares of the Company's common stock at a cost of $5.0 million during the nine months ended September 30, 2012 and 547 shares of the Company’s common stock at a cost of $5,000 during the year ended December 31, 2011.  Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2011 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures.  SI Financial Group may continue to repurchase shares of its common stock in the future.  SI Financial Group’s primary sources of funds are the proceeds retained in the stock offering, interest and dividends on securities and dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At September 30, 2012, SI Financial Group had cash and cash equivalents of $10.7 million and available for sale securities of $9.5 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2011.  There were no material changes in the Company’s payments due under contractual obligations between December 31, 2011 and September 30, 2012.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$28,320	$31,211
Undisbursed construction loans	3,362	5,673
Undisbursed home equity lines of credit	23,383	23,172
Undisbursed commercial lines of credit	29,062	17,995
Overdraft protection lines	1,204	1,190
Standby letters of credit	611	34
Total commitments	$85,942	$79,275

Future loan commitments at September 30, 2012 and December 31, 2011 included fixed-rate loan commitments of $16.5 million and $16.0 million, respectively, at interest rates ranging from 2.75% to 7.00% and 3.00% to 6.25%, respectively.

The Bank is a limited partner in three SBICs.  At September 30, 2012, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $1.1 million. The Bank did not recognize any write-downs on its investment in the SBICs during the nine months ended September 30, 2012, whereas write-downs of $72,000 were recognized during the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.  See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2012.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
50 basis point decrease in rates	(3.30)%	(3.93)%
300 basis point increase in rates	1.94	1.47
400 basis point increase in rates	0.01	(1.63)

The limits used in the above table are re-evaluated periodically and may be modified as appropriate. The basis point change in rates in the above table is assumed to occur evenly over the 12- and 24-month periods. As indicated by the results of the above scenarios, net interest income would be positively affected (within our internal guidelines) in the 12- and 24-month periods if rates increased 300 basis points and in the 12-month period if rates increased 400 basis points as detailed above, resulting from the Company’s strategy to better position the balance sheet for the anticipated increase in market interest rates.  Conversely, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates declined 50 basis points and in the 24-month period if rates increased 400 basis points. Management believes that under the current rate environment, a downward change in interest rates is unlikely. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market and restructuring FHLB borrowings to current lower market interest rates while extending their duration.  Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended September 30, 2012 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2012	3,700	$11.38	3,700	111,215
August 1 - 31, 2012	18,700	11.39	18,700	92,515
September 1 - 30, 2012	162	11.33	—	92,515
Total	22,562	$11.39	22,400

(1) On May 8, 2012, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 528,815 shares, of its common stock from time to time, depending on market conditions. The repurchase program will continue until it is completed or terminated by the Company's Board of Directors.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements(3)

(1) Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

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

SI FINANCIAL GROUP, INC.

Date:	November 7, 2012	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	November 7, 2012	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer, Treasurer and Chief Operating Officer
(principal financial and accounting officer)