Form 10-K
period 2012-12-31
SI Financial Group, Inc.
filed 2013-03-15
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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

Large Accelerated Filer  ☐ Accelerated Filer  ☒
Non-Accelerated Filer   ☐   Smaller Reporting Company Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $113.4 million, which was computed by reference to the closing price of $11.50, at which the common equity was sold as of June 30, 2012.  Solely for the purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be affiliates.

As of March 1, 2013, there were 10,112,310 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders and the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

SI FINANCIAL GROUP, INC.

Forward-Looking Statements
This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.  Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of SI Financial Group, Inc. (the "Company") and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines.  Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in this annual report on Form 10-K and in other reports filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I.

Item 1.  Business.

General

In certain instances where appropriate, the terms “we,” “us” and “our” refer to SI Financial Group, Inc. or Savings Institute Bank and Trust Company, or both.

SI Financial Group, Inc. is the successor to the former federally-chartered SI Financial Group, Inc., which was the parent holding company for Savings Institute Bank and Trust Company (the "Bank") during the time the Bank was organized in the mutual holding company form of organization.

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

The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in its market area, including insurance, trust and investment services.  The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business and consumer loans.  Since 2008, substantially all of the fixed-rate one- to four-family residential conforming loans the Bank originates have been sold in the secondary market with the servicing retained.  Such sales generate mortgage banking fee income.  The remainder of the Bank’s loan portfolio is originated for investment.

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

Market Area and Competition

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford.  The Bank operates 20 full-service offices throughout Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut.  The Bank’s primary lending area is eastern Connecticut and most of the Bank’s deposit customers reside in the areas surrounding the Bank’s branch offices.  The economy in the Company’s market area is relatively diverse and primarily oriented to the educational, service, entertainment, manufacturing and retail industries.  The major employers in the area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc.  In addition, there are also many small to mid-sized businesses that support the local economy.

Notwithstanding the recent economic downturn, our primary market area has remained a relatively stable banking market.  Windham, New London, Tolland, Hartford and Middlesex counties have a total population of 1.6 million and 625,000 total households according to SNL Financial.  For 2011, median household income levels ranged from $54,000 to $74,000 in the five counties we maintain branch offices, compared to $65,000 for Connecticut as a whole and $50,000 for the United States according to published statistics.

The Bank faces significant competition for the attraction of deposits and origination of loans.  The most direct competition for deposits has historically come from the several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities.  At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank held 21.04% of the deposits in Windham County, which is the largest market share out of 10 financial institutions with offices in this county.  Also, at June 30, 2012, the Bank held 0.94% of the deposits in New London, Tolland, Hartford and Middlesex counties, which is the 15th market share out of 36 financial institutions with offices in these counties.  Bank of America Corp., Webster Bank Financial Corporation, The Toronto-Dominion Bank, People’s United Financial, Inc. and Banco Santander, S.A., all of which are large national or regional bank holding companies, also operate in the Bank’s market area.  These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans.  At December 31, 2012, the Bank had loans held for sale totaling $5.1 million.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$230,664	33.44%	$247,426	39.79%	$270,923	44.46%	$306,244	50.12%	$332,399	53.46%
Multi-family and commercial	201,951	29.28	158,384	25.47	160,015	26.26	159,781	26.15	158,693	25.52
Construction	3,284	0.48	12,290	1.98	6,952	1.14	11,400	1.87	27,892	4.49
Total real estate loans	435,899	63.20	418,100	67.24	437,890	71.86	477,425	78.14	518,984	83.47

Commercial business loans:
SBA and USDA guaranteed	148,385	21.51	127,359	20.48	116,492	19.11	77,310	12.65	45,704	7.35
Other	65,142	9.44	40,442	6.50	26,310	4.32	30,239	4.95	34,945	5.62
Total commercial business loans	213,527	30.95	167,801	26.98	142,802	23.43	107,549	17.60	80,649	12.97

Consumer loans:
Home equity	28,375	4.11	27,425	4.41	25,533	4.19	22,573	3.69	18,762	3.02
Indirect automobile	9,652	1.40	5,733	0.92	—	—	—	—	—	—
Other	2,353	0.34	2,824	0.45	3,167	0.52	3,513	0.57	3,345	0.54
Total consumer loans	40,380	5.85	35,982	5.78	28,700	4.71	26,086	4.26	22,107	3.56

Total loans	689,806	100.00%	621,883	100.00%	609,392	100.00%	611,060	100.00%	621,740	100.00%
Deferred loan origination costs, net of deferred fees	1,744		1,713		1,621		1,523		1,570
Allowance for loan losses	(6,387)		(4,970)		(4,799)		(4,891)		(6,047)
Loans receivable, net	$685,163		$618,626		$606,214		$607,692		$617,263

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

Multi-Family and Commercial Real Estate Loans.  The Bank originates multi-family and commercial real estate ("CRE") loans throughout its market area for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  The Bank offers fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate.  The Bank’s multi-family and commercial real estate loans are generally secured by owner-occupied properties, including churches and retail facilities.  The Bank intends to continue to emphasize this segment of its loan portfolio, as market conditions permit, as such loans produce yields that are generally higher than one- to four-family residential loans and are more sensitive to changes in market interest rates.

The Bank has established a specialized lending strategy which includes an Out-of-Market CRE Market Lending Program. The primary focus of this program is to develop greater investment in real estate loans in the metro-Boston and the surrounding region. The Bank employs a highly seasoned senior commercial real estate loan officer and a senior commercial real estate underwriter with significant expertise in this type of lending. Loans originated in this lending area comprise income producing properties representing office, flex, industrial, retail, single credit tenant and residential apartments. These properties have strong income support, favorable demographics and are owned and managed by experienced and financially strong property managers. These loans are predominately shorter-term loan facilities (generally 5-year maturities) which are structured to provide the Bank with strong asset growth, coupled with a focus on credit quality. At December 31, 2012, the Bank's exposure in Out-of-Market CRE Market Lending was $48.8 million.

The Bank originates adjustable-rate multi-family and commercial real estate loans for amortization periods up to 25 years.  Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period.  Interest rates and payments on adjustable-rate loans are adjusted to a rate typically 2.5-3.0% above the classic advance rates offered by the Federal Home Loan Bank of Boston (the “FHLB”). There are no adjustment period or lifetime interest rate caps. Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.  At December 31, 2012, the largest outstanding multi-family or commercial real estate loan was $8.6 million.  This loan is secured by an office building and was performing according to its terms at December 31, 2012.

Construction and Land Loans.  The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings.  The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses.  Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Commercial construction loans generally provide for the payment of interest only during the construction phase which may range from three to twenty-four months.  Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction, 75% on construction for nonresidential properties and 80% of the lesser of the appraised value or cost of the project on multi-family construction.  At December 31, 2012, the largest outstanding commercial construction loan commitment was $600,000 for the construction of a multi-tenant retail building, of which $50,000 was outstanding and the largest residential construction loan commitment was $544,000 of which $425,000 was outstanding.  These loans were performing according to their terms at December 31, 2012.  Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser.  Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

The Bank also originates land loans to individuals, local contractors and developers only for making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan.  Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land.  Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%.  The Bank offers fixed-rate land loans and variable-rate land loans that adjust annually.  Interest rates and payments on adjustable-rate land loans are adjusted to a rate typically equal to the then current prime rate as reported in The Wall Street Journal plus a 1.0–2.0% margin.  The maximum amount by which the interest rate may be increased or decreased is generally 2% annually and the lifetime interest rate cap is generally 6% over the initial rate of the loan.  Land loans totaled $231,000 at December 31, 2012.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area.  The Bank offers a variety of commercial lending products, the maximum amount of which is limited by the Bank’s in-house loans to one borrower limit.  At December 31, 2012, the largest commercial loan was a $7.3 million loan, which is secured by the assignment of a diverse portfolio of consumer account receivables related to the time share industry.  This loan was performing according to its terms at December 31, 2012.

The Bank offers loans secured by business assets other than real estate, such as business equipment and inventory. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property.  The Bank originates lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.  These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months, and will be paid over a pre-defined amortization period.  Additional products such as time notes, letters of credit and equipment lease financing are offered.  Additionally, the Bank purchases the portion of commercial business loans that are fully guaranteed by the Small Business Administration (“SBA”) and the

USDA.  At December 31, 2012, purchased SBA and USDA loans totaled $148.4 million.

Under the direction of a seasoned loan officer with experience in this field, the Bank's Commercial Lending Department maintains a program to finance capital improvements for residential and commercial condominium associations. The loans are secured with the assigned right to levy special assessments and collect the special assessments from the individual unit owners. The portfolio consists of 45 loans totaling $15.5 million as of December 31, 2012.

The Bank has initiated a specialized lending program supporting the time share industry. The Bank provides financing for investors but is not involved with the development of time share resorts. The loan is secured by diverse consumer receivables. The Bank employs an experienced loan officer who specializes in this area of lending. The Bank's exposure in time share lending was $28.0 million at December 31, 2012.

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

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and their ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal.  A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement.  During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest.  If the draw period is not extended at the option of the Bank for an additional 4 years and 10 months, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five-year period.  The Bank will offer home equity loans with a maximum combined loan-to-value ratio of 80%.

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

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income-producing properties, the Bank generally requires borrowers and loan guarantors to provide annual financial statements and/or tax returns.  In reaching a decision on whether to make a multi-family or commercial real estate loan, consideration is given to the net operating income of the property, the borrower’s expertise, credit history and the profitability and value of the underlying property.  The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20.  Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with our ongoing monitoring of the loan, the Bank typically reviews the property, the underlying loan and guarantors annually.

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

The Bank purchases the portions of loans fully guaranteed by the SBA and the USDA.  The loans are primarily for commercial and agricultural properties located throughout the United States.  The Bank purchased $42.9 million and $41.2 million in such loans during 2012 and 2011, respectively. During 2011, proceeds from the sale of SBA and USDA loans totaled $8.0 million. No SBA and USDA loans were sold during 2012.

Additionally, the Bank enters into participation loans with other institutions.  The Bank generally performs its own underwriting analysis before participating in a loan and therefore, believes there should not be a greater risk of default on these obligations compared to loans the Bank originates itself.  However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. At December 31, 2012, the Bank was a participating lender on four loans totaling $5.1 million, which are secured by commercial real estate, which are serviced by other institutions as the lead lenders.

During 2012, the Bank purchased an additional indirect automobile portfolio totaling $6.9 million. The characteristics of the portfolio include minimum FICO scores for the applicant, acceptable debt to income ratios, qualified collateral and Vendor's Single Interest ("VSI") coverage on each automobile. At December 31, 2012, the indirect automobile portfolio amounted to $9.7 million.

The Bank originates conventional conforming one- to four-family loans which meet Fannie Mae underwriting standards.  Since 2008, substantially all of the fixed-rate one- to four-family residential conforming loans have been sold in the secondary market on a servicing retained basis.  Such loans are sold to Fannie Mae, the Connecticut Housing Finance Authority and the FHLB under the Mortgage Partnership Finance Program (“MPF”).  The decision to sell loans in the secondary market is based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management.  Generally, loans are sold without recourse.  The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. Proceeds from the sale of one- to four-family loans totaled $55.3 million and $49.1 million for the years ended December 31, 2012 and 2011, respectively. The Bank intends to continue to originate these types of loans for sale in the secondary market in the future to increase its noninterest income.

At December 31, 2012, the Bank retained the servicing rights on $203.4 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties.  Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower.  At December 31, 2012, the balance of loans sold with recourse totaled $14,000.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, net charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Loans at beginning of year	$621,883	$609,392	$611,060

Originations:
Real estate loans	159,887	119,684	104,497
Commercial business loans	42,490	16,651	5,337
Consumer loans	10,319	10,898	12,210
Total loan originations	212,696	147,233	122,044

Purchases:
SBA and USDA guaranteed	42,907	41,197	53,953
Indirect automobile	6,861	5,802	—
Total purchases	49,768	46,999	53,953

Deductions:
Principal loan repayments, prepayments and other, net	135,677	122,087	125,719
Loan sales	55,260	57,047	49,107
Loan charge-offs	1,817	1,726	1,015
Transfers to other real estate owned	1,787	881	1,824
Total deductions	194,541	181,741	177,665

Net increase (decrease) in loans	67,923	12,491	(1,668)

Loans at end of year	$689,806	$621,883	$609,392

Loan Maturity.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2012.  The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans and may cause actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude deferred loan fees and costs.

	Amounts Due In
	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$311	$4,573	$225,780	$230,664
Multi-family and commercial	1,097	35,368	165,486	201,951
Construction	174	—	3,110	3,284
Total real estate loans	1,582	39,941	394,376	435,899

Commercial business loans:
SBA and USDA guaranteed	—	2,796	145,589	148,385
Other	17,618	19,399	28,125	65,142
Total commercial business loans	17,618	22,195	173,714	213,527

Consumer loans:
Home equity	—	73	28,302	28,375
Indirect automobile	6	6,221	3,425	9,652
Other	81	989	1,283	2,353
Total consumer loans	87	7,283	33,010	40,380

Total loans	$19,287	$69,419	$601,100	$689,806

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

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2012 that are due after December 31, 2013, and have either fixed interest rates or adjustable interest rates.

	Due After December 31, 2013
	Fixed Rates	Floating or Adjustable Rates	Total

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$160,599	$69,754	$230,353
Multi-family and commercial	66,695	134,159	200,854
Construction	2,708	402	3,110
Total real estate loans	230,002	204,315	434,317

Commercial business loans:
SBA and USDA guaranteed	63,593	84,792	148,385
Other	22,353	25,171	47,524
Total commercial business loans	85,946	109,963	195,909

Consumer loans:
Home equity	6,572	21,803	28,375
Indirect automobile	9,646	—	9,646
Other	1,229	1,043	2,272
Total consumer loans	17,447	22,846	40,293

Total loans	$333,395	$337,124	$670,519

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

Loans to One Borrower.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of the Bank’s stated capital and reserves.  At December 31, 2012, the Bank’s general regulatory limit on loans to one borrower was approximately $16.5 million.  At that date, the Bank’s largest lending relationship was $14.0 million, representing commercial real estate loans on three office buildings.  These loans were performing according to their original terms at December 31, 2012.

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

The following table provides information about delinquencies in the Bank’s loan portfolio at the dates indicated.

	December 31, 2012				December 31, 2011
	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	13	$1,725	24	$3,285	5	$995	24	$3,835
Multi-family and commercial	—	—	3	1,266	—	—	4	1,703
Total real estate loans	13	1,725	27	4,551	5	995	28	5,538
Commercial business loans:
SBA and USDA guaranteed	1	1,087	—	—	1	327	—	—
Other	—	—	2	541	—	—	1	623
Total commercial business loans	1	1,087	2	541	1	327	1	623
Consumer loans:
Home equity	—	—	3	361	—	—	2	269
Total consumer loans	—	—	3	361	—	—	2	269
Total delinquent loans	14	$2,812	32	$5,453	6	$1,322	31	$6,430

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

The following table shows the aggregate amounts of the Bank’s criticized and classified assets as of December 31, 2012.

				Special
	Loss	Doubtful	Substandard	Mention
Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$—	$—	$7,679	$723
Multi-family and commercial	—	—	11,489	5,321
Construction	—	—	—	—
Total real estate loans	—	—	19,168	6,044

Commercial business loans:
Other	—	—	696	3,399
Total commercial business loans	—	—	696	3,399

Consumer loans:
Home equity	—	—	415	—
Total consumer loans	—	—	415	—
Total classified loans	—	—	20,279	9,443

Investment securities:
Non-agency mortgage-backed	—	—	1,731	—
Collateralized debt obligations	—	—	5,993	—
Total classified investment securities	—	—	7,724	—
Total criticized and classified assets	$—	$—	$28,003	$9,443

At December 31, 2012, total classified assets comprised forty-one commercial real estate loans totaling $16.8 million, fifty-seven residential mortgage loans totaling $8.4 million, seventeen commercial business loans totaling $4.1 million, five home equity loans totaling $415,000 and six investment securities with a carrying value totaling $7.7 million.  Substandard assets include $20.3 million of substandard loans, of which $7.7 million were nonperforming at December 31, 2012.  Of the $7.7 million in nonperforming loans, residential real estate loans totaling $5.0 million, commercial real estate loans totaling $1.8 million, commercial business loans (other) totaling $542,000 and consumer loans (home equity) totaling $366,000 were 90 days or more past due.  The substandard assets also included four collateralized debt obligations totaling $6.0 million and two non-agency mortgage-backed securities totaling $1.7 million.  Of the $9.4 million of special mention loans, one residential real estate loan totaling $37,000 was 60 days or more past due at December 31, 2012.

Other than disclosed in the above tables, there are no other loans at December 31, 2012 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

The Bank periodically may agree to modify the contractual terms of loans.  When a loan is modified and concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrower’s financial condition, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired. The Bank adheres to the nonaccrual policy for all TDR loans. Loans that are current prior to modification would not require nonaccrual status subsequent to the modification. If the accrual of interest was suspended on the loan prior to the modification or if the payment amount significantly increased subsequent to the modification, the loan would remain on nonaccrual status until the borrower demonstrates the willingness and the ability to make the restructured loan payments for a period of six consecutive months.

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

	At December 31,
	2012	2011	2010	2009	2008
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$4,988	$5,590	$2,901	$2,597	$2,795
Multi-family and commercial	1,758	4,031	1,775	—	832
Construction	—	—	82	375	5,483
Total real estate loans	6,746	9,621	4,758	2,972	9,110
Commercial business loans	542	654	116	35	217
Consumer loans:
Home equity	366	316	50	—	—
Other	—	—	1	—	1
Total consumer loans	366	316	51	—	1
Total nonaccrual loans	7,654	10,591	4,925	3,007	9,328

Other real estate owned, net (1)	1,293	976	1,285	3,680	—
Total nonperforming assets	8,947	11,567	6,210	6,687	9,328

Accruing troubled debt restructurings	3,826	4,620	5,261	67	69
Total nonperforming assets and troubled debt restructurings	$12,773	$16,187	$11,471	$6,754	$9,397

Total nonperforming loans to total loans	1.11%	1.70%	0.81%	0.49%	1.50%
Total nonperforming loans to total assets	0.80	1.11	0.53	0.34	1.09
Total nonperforming assets and troubled debt restructurings to total assets	1.34	1.69	1.24	0.77	1.10

(1)	Other real estate owned balances are shown net of related write-downs or valuation allowance.

The decrease in nonperforming assets was due to a decrease in nonaccrual loans, offset by an increase in other real estate owned.  A decrease in nonperforming commercial mortgage and residential mortgage loans of $2.3 million and $601,000, respectively, contributed to the lower balance of nonperforming loans at December 31, 2012. Nonaccrual loans consisted of thirty-nine residential one- to four-family loans, four commercial real estate loans, two commercial business loans and four consumer loans.

Other real estate owned increased $317,000 from December 31, 2011 to December 31, 2012.  During 2012, the Bank acquired two commercial and five residential properties with a net carrying value of $1.8 million, sold three commercial and six residential properties with a net carrying value of $1.4 million and reduced the carrying value of one residential property in the amount of $28,000.

At December 31, 2012 and 2011, troubled debt restructurings totaled $4.3 million and $5.1 million, respectively, as a result of interest rate concessions, deferral of principal payments, extension of maturity or a combination of these items.  Of the troubled debt restructurings of $4.3 million at December 31, 2012, $3.8 million continued to accrue interest under the restructured terms of their agreements while the accrual of interest was suspended on loans totaling $504,000. As of December 31, 2012, all borrowers were performing in accordance with the terms of their restructured loan agreements and the Bank anticipates that these borrowers will repay all contractual principal and interest.

Interest income that would have been recorded for the year ended December 31, 2012 had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period amounted to $603,000.  The amount of interest recognized on these loans was $419,000 for the year ended December 31, 2012.

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

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic and real estate market conditions, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, historical loan loss experience, level of nonperforming loans, delinquencies, classified assets and loan charge-offs and evaluations of loans and other relevant factors.

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

◦
General valuation allowance.  The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans.  For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments:  residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer.   Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies, classified loans and nonaccrual loans; level of loan charge-offs; trends in volume, nature and terms of loans; existence and effect of/or changes in the level of credit concentrations; effects of changes in risk selection, underwriting standards and other changes in lending policies, procedures and practices; experience/ability and depth of lending management and staff and national and local economic trends and conditions and impact on value of underlying collateral for collateral dependent loans.

In computing the allowance for loan losses, we do not assign a general valuation allowance to the SBA and USDA loans that we purchase as such loans are fully guaranteed.  Such loans accounted for $148.4 million, or 21.5% of the loan portfolio at December 31, 2012.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2012			2011			2010
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$1,125	17.61%	33.44%	$759	15.27%	39.79%	$915	19.06%	44.46%
Multi-family and commercial	3,028	47.41	29.28	2,337	47.01	25.47	2,700	56.27	26.26
Construction	22	0.34	0.48	280	5.63	1.98	64	1.34	1.14
Commercial business	1,735	27.17	30.95	1,148	23.09	26.98	790	16.45	23.43
Consumer loans:
Home equity	350	5.48	4.11	344	6.92	4.41	265	5.53	4.19
Indirect automobile	68	1.06	1.40	40	0.81	0.92	—	—	—
Other	59	0.93	0.34	62	1.27	0.45	65	1.35	0.52
Total allowance for loan losses	$6,387	100.00%	100.00%	$4,970	100.00%	100.00%	$4,799	100.00%	100.00%

	December 31,
	2009			2008
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$1,028	21.02%	50.12%	$906	14.98%	53.46%
Multi-family and commercial	2,443	49.95	26.15	2,358	38.99	25.52
Construction	221	4.51	1.87	1,533	25.36	4.49
Commercial business	906	18.53	17.60	1,097	18.13	12.97
Consumer loans:
Home equity	230	4.71	3.69	94	1.56	3.02
Other	63	1.28	0.57	59	0.98	0.54
Total allowance for loan losses	$4,891	100.00%	100.00%	$6,047	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Allowance at beginning of year	$4,970	$4,799	$4,891	$6,047	$5,245

Provision for loan losses	2,896	1,558	902	2,830	1,369

Charge-offs:
Real estate loans:
Residential - 1 to 4 family	(299)	(686)	(285)	(257)	(80)
Multi-family and commercial	(1,267)	(606)	(221)	(149)	(42)
Construction	—	(83)	(293)	(2,927)	(41)
Commercial business loans	—	(267)	(166)	(645)	(359)
Consumer loans:
Home equity	(125)	(15)	—	—	—
Indirect automobile	(68)	—	—	—	—
Other	(58)	(69)	(50)	(97)	(75)
Total charge-offs	(1,817)	(1,726)	(1,015)	(4,075)	(597)

Recoveries:
Real estate loans:
Residential - 1 to 4 family	104	—	1	43	4
Multi-family and commercial	140	15	14	—	—
Construction	—	284	—	—	—
Commercial business loans	31	37	3	37	21
Consumer loans:
Indirect automobile	55	—	—	—	—
Other	8	3	3	9	5
Total recoveries	338	339	21	89	30
Net charge-offs	(1,479)	(1,387)	(994)	(3,986)	(567)

Allowance at end of year	$6,387	$4,970	$4,799	$4,891	$6,047

Ratios:
Allowance to total loans outstanding at year end	0.93%	0.80%	0.79%	0.80%	0.97%
Allowance to nonperforming loans	83.45	46.93	97.44	162.65	64.83
Net charge-offs to average loans outstanding during the year	0.22	0.22	0.16	0.64	0.09

The allowance as a percentage of total loans increased to 0.93% at December 31, 2012 compared to 0.80% at December 31, 2011.  The higher provision for 2012 resulted from an increase in net loan charge-offs, predominately commercial real estate loans, increases in the required specific allowance for impaired loans and allowance for loan losses required with the growing commercial portfolio, offset by a decrease in nonperforming loans.  Two commercial loan relationships contributed to the higher level of loan charge-offs for 2012. At December 31, 2012, nonperforming loans totaled $7.7 million, compared to $10.6 million at December 31, 2011. A decrease in nonperforming commercial mortgage and residential mortgage loans of $2.3 million and $601,000, respectively, contributed to the lower balance of nonperforming loans at December 31, 2012. Specific loan loss allowances relating to impaired loans increased to $581,000 at December 31, 2012 compared to $245,000 at December 31, 2011.  While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, economic conditions have negatively impacted the residential and commercial real estate markets and contributed to the decrease in credit quality for residential and commercial mortgage loans.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities, that are accounted for on a mark-to-market basis. Other risks that the Company faces are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers or for the Company to pay its obligations as they become due as a result of unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in the Company’s customer base or revenue.

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

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds.  The Company is also required to maintain an investment in FHLB stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2012.

The Company’s primary source of income continues to be derived from its loan portfolio.  The investment portfolio is mainly used to meet the cash flow needs of the Company, provide adequate liquidity for the protection of customer deposits and yield a favorable return on excess funds.  The type of securities and the maturity periods are dependent on the composition of the loan portfolio, interest rate risk, liquidity position and tax strategies of the Company.  The Company’s investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak, to generate a favorable return and to assist in the financing needs of various local public entities, subject to credit quality review and liquidity concerns.

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

At December 31, 2012, the Company’s investment portfolio consisted of available for sale securities, totaling $176.5 million, representing 18.5% of assets.  The Company’s available for sale securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, U.S. government and agency obligations, government-sponsored enterprise securities with maturities of 20 years or less, corporate debt securities and “private-label” mortgage-backed securities with maturities of 30 years or less.

During the third quarter of 2010, the Company elected to fair value two collateralized debt obligations, previously reported as available for sale securities, and reclassified them to trading securities in accordance with applicable guidance.  These securities had amortized costs of $248,000 and $1.7 million and fair values of $248,000 and $739,000 at December 31, 2010 and 2009, respectively.  Cumulative unrealized losses at the date of election totaling $652,000 were reclassified from accumulated other comprehensive loss to retained earnings as a cumulative effect adjustment resulting from a change in accounting principle.  These securities were sold during the quarter ended June 30, 2011. The Company does not purchase securities with the intent of selling them in the near term, thus there are no securities in the trading portfolio.  For the year ended December 31, 2011, the net gain in fair value on trading securities was $182,000, compared to a net gain in fair value on trading securities of $408,000 for the year ended December 31, 2010.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale securities:	(In Thousands)
U.S. Government and agency obligations	$55,027	$56,259	$88,917	$89,587	$23,399	$23,583
Government-sponsored enterprises	23,388	23,967	17,204	17,666	29,912	29,993
Mortgage-backed securities: (1)
Agency - residential	69,399	71,544	85,552	88,444	84,408	87,370
Non-agency - residential	4,784	4,712	7,766	6,888	11,039	10,455
Non-agency - HELOC	2,555	2,477	3,097	2,538	3,797	3,199
Corporate debt securities	7,555	7,694	14,094	14,047	14,502	14,717
Collateralized debt obligations	5,993	4,396	6,275	2,917	6,466	2,532
Obligations of state and political subdivisions	5,152	5,414	6,488	6,766	6,800	6,905
Tax-exempt securities	—	—	70	71	140	144
Foreign government securities	50	50	75	75	100	100
Total debt securities	173,903	176,513	229,538	228,999	180,563	178,998

Equity securities - financial services	—	—	228	205	1,024	1,038
Equity securities - other	—	—	1,609	1,610	—	—
Total equity securities	—	—	1,837	1,815	1,024	1,038
Total available for sale securities	173,903	176,513	231,375	230,814	181,587	180,036

Trading securities:
Collateralized debt obligations	—	—	—	—	248	248
Total securities	$173,903	$176,513	$231,375	$230,814	$181,835	$180,284

(1)
Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The Company had no individual investments that had an aggregate book value in excess of 10% of the Company's shareholders’ equity at December 31, 2012.

The following table sets forth the amortized cost, weighted average yields and contractual maturities of available for sale securities at December 31, 2012.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.  Certain mortgage-backed securities and collateralized debt obligations have adjustable interest rates and will reprice periodically within the various maturity ranges.  These repricing schedules are not reflected in the following table below.  At December 31, 2012, the amortized cost of mortgage-backed securities with adjustable rates totaled $14.9 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government and agency obligations	$—	—%	$2,383	2.29%	$13,776	2.85%	$38,868	2.77%	$55,027	2.77%
Government-sponsored enterprises	3,182	1.78	18,255	1.58	1,951	1.87	—	—	23,388	1.63
Mortgage-backed securities:
Agency - residential	—	—	2,389	3.50	7,157	3.95	59,853	3.12	69,399	3.22
Non-agency -residential	—	—	—	—	2,463	2.78	2,321	5.24	4,784	3.97
Non-agency - HELOC	—	—	—	—	—	—	2,555	1.03	2,555	1.03
Corporate debt securities	2,820	1.43	2,739	2.86	996	5.09	1,000	4.68	7,555	2.86
Collateralized debt obligations	—	—	—	—	—	—	5,993	1.55	5,993	1.55
Obligations of state and political subdivisions	2,355	5.02	2,297	1.99	500	2.95	—	—	5,152	3.47
Foreign government securities	25	2.37	25	1.53	—	—	—	—	50	1.95
Total available for sale securities	$8,382	2.57%	$28,088	1.96%	$26,843	3.15%	$110,590	2.92%	$173,903	2.79%

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

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses.  For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and noncredit-related OTTI is recognized in other comprehensive income, net of applicable taxes.  During 2012, the Company recognized OTTI for credit losses on debt securities of $123,000.  See Notes 3 and 15 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more details.

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

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of the State of Connecticut.  The Bank attracts deposits in its market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts) and interest-bearing accounts (such as NOW and money market accounts, regular savings accounts and certificates of deposit).  CDARS deposits, which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive FDIC insurance on deposits up to $50.0 million.  The Bank also utilizes brokered deposits, which were $4.2 million at December 31, 2012, $2.2 million of which were CDARS deposits.   Brokered deposits, which are deposits sold by brokers to banks, are generally out-of-market, thus, they are less likely to remain with the institution after their maturity, which may require us to replace these deposits with higher cost alternative funds. Also, because they generally have larger balances, they often are accompanied by a higher interest rate.  The Bank does not currently utilize brokered deposits as a primary funding source.  Rather, the Bank occasionally maintains a minimal amount of such deposits to ensure access to another liquidity source should the need arise.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns.  The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, but not be the market leader in every account type and maturity.

The following table sets forth the average balance of deposits by type and weighted average rates paid thereon at the dates indicated.

	December 31,
	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$87,438	—%	$73,790	—%	$65,189	—%
Interest-bearing demand deposits	35	0.05	—	—	—	—
NOW and money market accounts	305,784	0.17	286,000	0.37	240,592	0.59
Savings accounts (1)	40,348	0.19	48,413	0.28	64,415	0.32
Certificates of deposit (2)	277,052	1.23	278,687	2.00	302,706	2.19

Total deposits	$710,657	0.79%	$686,890	0.95%	$672,902	1.21%

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $1.9 million, $1.9 million and $2.1 million at December 31, 2012, 2011 and 2010, respectively.

(2)	Includes brokered deposits of $4.2 million, $4.3 million and $3.0 million at December 31, 2012, 2011 and 2010, respectively.

The Bank had $112.4 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2012, maturing as follows:

	Amount	Weighted Average Rate
Maturity Period:	(Dollars in Thousands)
Three months or less	$9,402	1.53%
Over three through six months	21,857	1.43
Over six through twelve months	28,171	1.97
Over twelve months	53,016	2.09
Total	$112,446	1.89%

The following table sets forth certificates of deposit accounts classified by the rates at December 31, 2012.

	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in Thousands)
0.15 - 1.00%	$57,856	$12,634	$4,251	$17	$—	$74,758	26.97%
1.01 - 2.00%	9,702	17,232	26,380	1,983	6,690	61,987	22.36
2.01 - 3.00%	60,056	18,257	16,023	13,044	13,738	121,118	43.69
3.01 - 4.00%	1,370	8,485	2,619	258	34	12,766	4.60
4.01 - 5.00%	5,827	67	295	116	—	6,305	2.27
5.01 - 5.36%	302	—	—	—	—	302	0.11
Total	$135,113	$56,675	$49,568	$15,418	$20,462	$277,236	100.00%

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

FHLB Borrowings.  The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  As of December 31, 2012, the Bank had outstanding borrowings with the FHLB of $98.1 million.

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

Junior Subordinated Debt Owed to Unconsolidated Trust.  In 2006, SI Capital Trust II (the “Trust”), a business trust, issued $8.0 million of trust preferred securities in a private placement and issued approximately 248 shares of common stock at $1,000 par value to the Company. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company.  The trust preferred securities mature in 30 years and bear interest at three-month LIBOR plus 1.70%.  The interest rate on these securities at December 31, 2012 was 2.01%.  After receipt of regulatory approval, the Company may redeem the trust preferred securities, in whole or in part, on a quarterly basis.

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

The following table sets forth information regarding the Company’s borrowings at and for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$100,069	$114,169	$121,100
Subordinated debt	8,248	8,248	8,248

Average balance outstanding during the year:
FHLB advances	$95,776	$107,555	$115,152
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate during the year:
FHLB advances	3.42%	3.51%	3.66%
Subordinated debt	4.10	4.07	2.10

Balance outstanding at end of year:
FHLB advances	$98,069	$100,069	$114,169
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate at end of year:
FHLB advances	3.25%	3.38%	3.63%
Subordinated debt	4.14	4.14	4.14

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services, to individuals, partnerships, corporations and institutions.  Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements.  The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality.  Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business to accumulate assets and increase fee-based income.  At December 31, 2012, trust assets under administration were $127.2 million, consisting of 303 accounts, the largest of which totaled $10.3 million, or 8.1%, of the trust department’s total assets.  In 2012, the Company sold the assets and certain liabilities of SI Trust Servicing, the Bank's third-party provider of trust outsourcing services located in Vermont. The Bank recognized a loss of $698,000 (pre-tax) on the transaction.  For the years ended December 31, 2012 and 2011, total trust services revenue was $1.8 million and $3.9 million, respectively, of which $755,000 and $3.0 million, respectively, was attributable to SI Trust Servicing.

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

SI Realty Company, Inc.   SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate managed by the Bank, including foreclosure properties.  At December 31, 2012, SI Realty Company, Inc. had $4.9 million in assets.

SI Mortgage Company.  In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property.  SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law.  Income tax savings to the Bank from the use of a passive investment company was $44,000 and $148,000 for the years ended December 31, 2012 and 2011, respectively.

Personnel

At December 31, 2012, the Company had 223 full-time employees and 42 part-time employees.  None of the Company’s employees are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC"), as its primary federal regulator, and the FDIC, as the insurer of its deposits.  The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC.  The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan losses.  Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.  The Company, as a savings and loan holding company that has elected to be treated as a financial holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board ("FRB").  The Company is also subject to the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws.

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

The Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for savings and loan holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by savings and loan holding companies with assets of less than $500.0 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15.0 billion of assets. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, under the most recent Notice of Proposed Rulemaking issued by the FRB, savings and loan holding companies may be subject to regulatory capital requirements before the end of the five-year period.
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
The Dodd Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided for noninterest-bearing transaction accounts with unlimited deposit insurance through December 31, 2012.
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
Federal Banking Regulation

Business Activities.  The activities of federal savings banks are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2012, the Bank met each of its capital requirements.
The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions' circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250.0 billion or more or consolidated foreign exposure of $10.0 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was to occur on January 1, 2013. The Federal Reserve and other government agencies responsible for implementing the Basel III framework announced in November 2012 that the originally proposed timeframe for the implementation of the rules was not achievable. No new deadline has been proposed. On January 1, 2013, banking institutions were going to be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

◦	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer,"

◦	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

◦	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

◦	a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures

Basel III also includes the following significant provisions:

◦	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

◦	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

◦	Deduction from the common equity of deferred tax assets that depend on future profitability to be realized.

◦
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the United States. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

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

Insurance of Deposit Accounts.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The initial base assessment rates range from five to 35 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding.

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

Due to difficult economic conditions, deposit insurance per account owner was raised to $250,000. That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank participates in the unlimited noninterest-bearing transaction account coverage; the Bank and the Company opted not to participate in the unsecured debt guarantee program.

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

Qualified Thrift Lender Test.  Federal law requires savings associations to meet a qualified thrift lender test.  Under the test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities in at least 9 months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-

Frank Act subjects violations of the qualified thrift lender requirements to possible enforcement action for violation of the law and dividend limitations.  As of December 31, 2012, the Bank maintained 66.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the FRB is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide thirty days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like the Bank, it is a subsidiary of a holding company.  Notice also must be provided to the OCC. If the Bank’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the OCC could prohibit a proposed capital distribution, which is otherwise permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

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

Assessments.  Savings associations were previously required to pay assessments to the Office of Thrift Supervision ("OTS") to fund the agency’s operations. The general institution (and savings and loan holding companies) assessment, paid on a semi-annual basis, was computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its business.  The OCC, which succeeded the OTS, is similarly funded through assessments imposed on regulated institutions. The assessments paid by the Bank for 2012 were $217,000.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Banks provide a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB of Boston.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2012 of $8.1 million.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million.  The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The Bank complies with the foregoing requirements.

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

Financial Holding Companies. Savings and loan holding companies that elect to be treated as financial holding companies may also engage in a broad range of activities. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for savings and loan holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Federal Reserve Board and the Department of the Treasury are also authorized to permit additional activities for financial holding companies if the activities are “financial in nature” or “incidental” to financial activities. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria for a bank holding company to engage in such activities. A savings and loan holding company may become a financial holding company if its subsidiary bank is well capitalized, well managed and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible.

SI Financial Group elected to be treated as a financial holding company and such election was effective on
March 22, 2012.

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

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries.  With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2008.  The Company’s maximum federal income tax rate was 34.0% for 2012.

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

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax.  The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax.  The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for fiscal year 2012) to arrive at Connecticut income tax.

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

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion.  Certain executive officers of the Bank also serve as executive officers of the Company.  The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank.  The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	58	President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group
Brian J. Hull	52	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer of Savings Institute Bank and Trust Company and SI Financial Group
David T. Weston	50	Senior Vice President and Senior Trust Officer of Savings Institute Bank and Trust Company
William E. Anderson, Jr.	43	Senior Vice President and Retail Lending and Marketing Officer of Savings Institute Bank and Trust Company
Laurie L. Gervais	48	Senior Vice President and Director of Human Resources of Savings Institute Bank and Trust Company
Michael J. Moran	64	Senior Vice President and Senior Credit Officer of Savings Institute Bank and Trust Company
Jonathan S. Wood	57	Senior Vice President and Retail Banking Officer of Savings Institute Bank and Trust Company

(1)	Ages presented are as of December 31, 2012.

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

Jonathan S. Wood has been Senior Vice President and Retail Banking Officer since he joined Savings Institute Bank and Trust Company in July 2012. Prior to joining Savings Institute Bank and Trust Company, Mr. Wood was a Senior Vice President and Consumer Market Executive at Bank of America.

Item 1A.  Risk Factors.

Prospective investors in the Company’s common stock should carefully consider the following risk factors.

◦
Recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings. Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States' subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return to recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

◦
The Bank’s level of nonperforming loans and classified assets may require the Bank to increase the provision for loan losses and to charge-off additional losses in the future. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the Bank’s loan portfolio. For 2012, we recorded a provision for loan losses of $2.9 million compared to a provision for loan losses of $1.6 million in 2011. We also recorded net loan charge-offs of $1.5 million in 2012 compared to net loan charge-offs of

$1.4 million in 2011. Our nonperforming assets and troubled debt restructurings decreased to $12.8 million, or 1.34% of total assets, at December 31, 2012 from $16.2 million, or 1.69% of total assets, at December 31, 2011. Additionally, at December 31, 2012, loans that were classified as either special mention, substandard, doubtful or loss totaled $29.7 million, representing 4.3% of total loans, including nonperforming loans of $7.7 million, representing 1.11% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market continues to weaken, more of our classified loans may become nonperforming and we could experience loan losses or be required to add further reserves to our allowance for loan losses, either of which could have a material adverse effect on our operating results. We maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2012, our allowance for loan losses totaled $6.4 million, which represented 0.93% of total loans and 83.45% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by our regulators, could have a material adverse effect on our operating results.

◦
The Bank’s commercial lending exposes us to lending risks. At December 31, 2012, $415.5 million, or 60.2%, of our loan portfolio consisted of commercial real estate and commercial business loans. We intend to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

◦	The Bank’s emphasis on residential mortgage loans and home equity loans exposes it to lending risks,

especially due to declining real estate values. At December 31, 2012, $230.7 million, or 33.4%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $28.4 million, or 4.1%, of our loan portfolio consisted of home equity lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Additionally, we review our securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. We are required to write-down the value of that security through a charge to earnings if we conclude that the decline is other-than-temporary. In the case of debt securities, we are required to charge to earnings any decreases in value that are credit-related. As of December 31, 2012, the amortized cost and the fair value of our available for sale securities portfolio totaled $173.9 million and $176.5 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write-down these securities. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity. For the years ended December 31, 2012 and 2011, we recognized other-than-temporary impairment losses on certain debt securities related to credit-related factors totaling $123,000 and $148,000, respectively.

◦
A significant percentage of our assets are invested in securities, which typically have a lower yield than our loan portfolio. Our results of operations are substantially dependent on our net interest income. At December 31, 2012, 18.5% of our assets were invested in available for sale securities. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase the origination or purchase of loans acceptable to us.

◦
Regulatory reform may have a material impact on the Company’s operations. The Dodd-Frank Act restructured the regulation of depository institutions and their holding companies. Under the Dodd-Frank Act, the OTS, our former regulator, merged into the OCC, which regulates national banks. Savings and loan holding companies, including the Company, are now regulated by the FRB. Also included was the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was previously performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions was reduced as well and State Attorneys General now have greater authority to bring a suit against a federally-chartered institution, such as the Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

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

◦
The Company’s cost of operations is high relative to its assets. The Company’s failure to maintain or reduce its operating expenses could hurt its profits. Our noninterest expenses totaled $30.7 million and $32.6 million for the years ended December 31, 2012 and 2011, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and noninterest income, our efficiency ratio remains high as a result of operating expenses. Our efficiency ratio totaled 88.19% and 87.54% for the years ended December 31, 2012 and 2011, respectively. Failure to control or maintain our expenses could hurt future profits.

◦
Strong competition within the Bank’s market area could hurt its profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2012, we held approximately 1.63% of the deposits in Hartford, Middlesex, New London, Tolland and Windham counties in Connecticut, which represented the 12th market share of deposits out of 37 financial institutions in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

◦
Increased and/or special FDIC assessments will hurt the Company’s earnings. The economic recession caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $393,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $3.5 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

◦
If the goodwill recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2012, we had $3.5 million of goodwill on our balance sheet. The Company evaluates goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Our annual review of our goodwill occurs in November. Write-downs of the amount of impairment, if necessary, are to be charged to income in the period in which the impairment occurs. No goodwill impairment was recorded for the years ended December 31, 2012 or 2011. Future evaluations of goodwill may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company conducts its business through its executive office at 803 Main Street, Willimantic, Connecticut, its 20 branch offices and one wealth management and trust services office located in Connecticut.  Of the 21 offices located in Connecticut, 5 are owned and 16 are leased.  Lease agreements expire at various dates through 2028 with renewal options of 5 to 20 years.

Number of Offices
Office Locations

Full-service branches:
New London County	7
Windham County	7
Tolland County	3
Hartford County	2
Middlesex County	1

Wealth management and trust services:
Windham County	1

Total:	21

Additionally, the Bank owns or leases 2 other properties used, in part, for banking operations.  The total net book value of the properties at December 31, 2012 was $8.7 million.  See Notes 6 and 12 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more information.

Item 3.  Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business.  At December 31, 2012, neither the Company nor the

Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

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

Item 6.  Selected Financial Data.

The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in the annual report. The Company has derived the following selected consolidated financial and other data at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 in part from its consolidated financial statements and notes appearing elsewhere in this annual report. The information at December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 are derived from consolidated financial statements and notes that are not contained in this annual report.

Selected Financial Condition Data:	At December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Total assets	$953,250	$955,047	$926,409	$872,354	$853,122
Cash and cash equivalents	37,689	48,412	78,321	24,204	23,203
Securities available for sale	176,513	230,814	180,036	183,562	162,699
Loans receivable, net	685,163	618,626	606,214	607,692	617,263
Deposits (1)	708,355	705,217	664,139	662,378	624,276
Federal Home Loan Bank advances	98,069	100,069	114,169	116,100	139,600
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	8,248	8,248	8,248
Total shareholders' equity	125,759	130,517	81,104	77,462	72,927

Selected Operating Data:	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Per Share Data)
Interest and dividend income	$35,824	$37,820	$39,875	$43,385	$46,499
Interest expense	9,633	11,377	13,824	18,861	22,459
Net interest income	26,191	26,443	26,051	24,524	24,040
Provision for loan losses	2,896	1,558	902	2,830	1,369
Net interest income after provision for loan losses	23,295	24,885	25,149	21,694	22,671
Noninterest income	8,717	11,127	10,685	10,181	3,136
Noninterest expenses	30,653	32,592	31,518	31,405	30,040
Income (loss) before income tax provision (benefit)	1,359	3,420	4,316	470	(4,233)
Income tax provision (benefit)	241	1,003	1,313	35	(1,360)
Net income (loss)	$1,118	$2,417	$3,003	$435	$(2,873)

Basic earnings (loss) per share	$0.11	$0.24	$0.29	$0.04	$(0.25)
Diluted earnings (loss) per share	$0.11	$0.24	$0.29	$0.04	$(0.25)

Selected Operating Ratios:	At or For the Years Ended December 31,
Performance Ratios:	2012	2011	2010	2009	2008
Return (loss) on average assets	0.12%	0.26%	0.34%	0.05%	(0.34)%
Return (loss) on average equity	0.86	1.85	3.70	0.58	(3.71)
Interest rate spread (2)	2.63	2.67	2.88	2.67	2.61
Net interest margin (3)	2.88	2.96	3.12	2.98	3.00
Noninterest expenses to average assets	3.21	3.44	3.55	3.61	3.55
Dividend payout ratio (4)	104.74	49.28	13.49	41.61	(25.63)
Efficiency ratio (5)	88.19	87.54	86.71	90.64	88.72
Average interest-earning assets to average interest-bearing liabilities	124.84	122.70	114.40	113.28	113.83
Average equity to average assets	13.59	13.80	9.14	8.68	9.16

Capital Ratios:
Total risk-based capital ratio	21.41	22.21	15.34	14.30	13.32
Tier 1 risk-based capital ratio	20.20	21.09	14.40	13.36	12.33
Tier 1 capital ratio	11.08	10.86	7.81	8.02	7.59

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.93	0.80	0.79	0.80	0.97
Allowance for loan losses as a percent of nonperforming loans	83.45	46.93	97.44	162.65	64.83
Net charge-offs to average loans outstanding during the year	0.22	0.22	0.16	0.64	0.09

(1)	Includes mortgagors’ and investors’ escrow accounts.

(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Represents net interest income as a percent of average interest-earning assets.

(4)	Dividends paid divided by basic net income.

(5)	Represents noninterest expenses divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and other-than-temporary impairment of securities.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria.

The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting. See Exhibit 13 - Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting
In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Executive Officers
Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Code of Ethics
Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance and Board Matters – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.  A copy of the code of ethics and business conduct is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit and Risk Committee” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

Information regarding executive compensation and the compensation committee report required by this item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Matters - Directors’ Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Corporate Governance
Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters– Director Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned ”Audit-Related Matters – Audit Fees” and “Audit-Related Matters – Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(1)  Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

◦	Reports of Independent Registered Public Accounting Firm

◦	Consolidated Balance Sheets as of December 31, 2012 and 2011

◦	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

◦	Consolidated Statements of Comprehensive Income

◦	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

◦	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

◦	Notes to Consolidated Financial Statements

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

(3)  Exhibits
The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	*Employee Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.2	*Employee Agreement between Brian J. Hull, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.3	*Savings Institute Directors Retirement Plan (5)

10.4	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (6)

10.5	*Savings Institute Group Term Replacement Plan (5)

10.6	*Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (5)

10.7	*Form of First Amendment to Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (6)

10.8	*Form of Savings Institute Director Deferred Fee Agreement (6)

10.9	*Form of Savings Institute Director Consultation Plan (5)

10.10	*SI Financial Group, Inc. 2005 Equity Incentive Plan (7)

10.11	*Change in Control Agreement, and related amendments, by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and David T. Weston (6)

10.12	*Change in Control Agreement between Laurie Gervais, SI Financial Group, Inc., Savings Institute Bank and Trust Company (1)

10.13	*Change in Control Agreement between Michael Moran, SI Financial Group, Inc., Savings Institute Bank and Trust Company (8)

10.14	*Form of Section 409A Amendment to the Change in Control Agreement (3)

10.15	*Form of Amendment to Supplement Executive Retirement Plan (9)

10.16	*SI Financial Group, Inc. 2012 Equity Incentive Plan (10)

13	Annual Report to Shareholders

21	List of Subsidiaries

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language):  (i)  the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*     Management contract or compensation plan or arrangement.

(1)
Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

(2)
Incorporated herein by reference into this document from the Exhibits to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on December 19, 2012.

(3)
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

(6)
Incorporated herein by reference into this document from the Exhibits on the Company’s Annual Report on Form 10-K (File No. 000-50801) filed with the Securities and Exchange Commission on March 27, 2009.

(7)
Incorporated herein by reference into this document from the Appendix to the Proxy Statement for the 2005 Annual Meeting of Shareholders (File No. 000-50801) filed with the Securities and Exchange Commission on April 6, 2005.

(8)
Incorporated herein by reference into this document from the Exhibits to the Company’s Quarterly Report on Form 10-Q (File No. 000-50801) filed with the Securities and Exchange Commission on November 15, 2004.

(9)
Incorporated herein by reference into this document from the Exhibits to the Company's Annual Report on Form 10-K (File No. 000-50801) filed with the Securities and Exchange Commission on March 12, 2012.

(10)
Incorporated herein by reference into this document from the Appendix to the Proxy Statement for the 2012 Annual Meeting of Shareholders (File No. 000-50801) filed with the Securities and Exchange Commission on March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.

By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 15, 2013
Rheo A. Brouillard

/s/ Brian J. Hull	Executive Vice President, Chief Operating Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 15, 2013
Brian J. Hull

/s/ Henry P. Hinckley	Chairman of the Board	March 15, 2013
Henry P. Hinckley

/s/ Donna M. Evan	Director	March 15, 2013
Donna M. Evan

/s/ Roger Engle	Director	March 15, 2013
Roger Engle

/s/ Robert O. Gillard	Director	March 15, 2013
Robert O. Gillard

/s/ Mark D. Alliod	Director	March 15, 2013
Mark D. Alliod

/s/ Michael R. Garvey	Director	March 15, 2013
Michael R. Garvey