Form 10-K/A
period 2012-12-31
SI Financial Group, Inc.
filed 2013-04-18
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 0-54241
_____________________

SI FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	80-0643149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 Main Street, Willimantic, Connecticut	06226
(Address of principal executive offices)	(Zip Code)

(860) 423-4581
(Registrant’s telephone number, including area code)
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
__________________________

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

As of April 1, 2013, there were 10,111,757 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends our Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2013 (the “Original Form 10‑K”). The sole purpose of this Amendment is to include information previously omitted from Part III of the Original Form 10‑K in reliance on General Instruction G to Form 10‑K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Commission within 120 days after fiscal year end. In addition, as required by Rule 12b‑15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and the exhibit list of the Original Form 10‑K have been amended and restated in their entirety. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10‑K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10‑K.

	SI FINANCIAL GROUP, INC.

PART III.	TABLE OF CONTENTS	Page No.

Item 10.	Directors, Executive Officers and Corporate Governance	1

Item 11.	Executive Compensation	3

Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	24

Item 13.	Certain Relationships and Related Transactions and Director Independence	26

Item 14.	Principal Accountant Fees and Services	28

Part IV.

Item 15.	Exhibits and Financial Statement Schedules	30

Signatures

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors

The Company’s Board of Directors consists of seven members. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year. As of March 25, 2013, our directors are:

Mark D. Alliod is the President and sole owner of Mark D. Alliod CPA PC, a public accounting firm in South Windsor, Connecticut. Age 49. Director since 2005.

Mr. Alliod provides expertise with regard to tax, financial and accounting matters. Also, as owner of an accounting firm, Mr. Alliod brings small business knowledge and management experience. He has the background to qualify as SI Financial’s audit committee financial expert.

Rheo A. Brouillard has been the President and Chief Executive Officer of Savings Institute and SI Financial since 1995 and 2004, respectively. Age 58. Director since 1995.

Mr. Brouillard’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Savings Institute serves affords the Board valuable insight regarding the business and operations of Savings Institute. Mr. Brouillard’s knowledge of SI Financial’s and Savings Institute’s business and history, position him well to continue to serve as President and Chief Executive Officer.

Roger Engle was the President of The Crystal Water Company, a water supplier located in Danielson, Connecticut, from 1973 until his retirement in 2000. Mr. Engle served as the First Selectman for the town of Brooklyn, Connecticut from November 2005 until November 2009. As First Selectman, Mr. Engle oversaw all functions of the town, including the budgeting process, issuance of bonds and maintenance of public infrastructure. He was also a director of Connecticut Water Service, Inc. (NASDAQ: CTWS), which delivers water to customers throughout 42 towns in Connecticut and Massachusetts, from 2000 to 2005. Age 74. Director since 1998.

Mr. Engle’s experience as President of The Crystal Water Company and First Selectman provides the Board valuable management level experience, including insight into the budget process. In addition, Mr. Engle’s continued involvement in community organizations and local political matters is a vital component of a well-rounded board.
Donna M. Evan is a Sales Manager for WILI AM/FM, a commercial radio station located in Willimantic, Connecticut. Her responsibilities include working with local and regional businesses to market products and services, soliciting business from local and regional businesses and communicating with advertising agencies to coordinate advertising for national clients. Age 64. Director since 1996.

Ms. Evan brings significant business and management level experience from a setting outside of the financial services industry. In addition, through her business experience, Ms. Evan has gained significant marketing knowledge and valuable insight into current buying trends and the local economic environment, adding additional value to the Board.

Michael R. Garvey is a principal and owner of the public accounting firm of Garvey & Associates, LLC, which provides audit and tax services throughout Connecticut. As a principal of an accounting firm, Mr. Garvey is responsible for monitoring the firm’s risk management, strategic plan and overall firm operations. Mr. Garvey is also a principal and owner of Professional Payrolls, LLC, which provides payroll processing services to small, local businesses in New London, Connecticut. Age 48. Director since 2007.

Mr. Garvey is a certified public accountant and has the financial background and expertise in financial accounting, auditing and tax matters to qualify as an audit committee financial expert. In addition, Mr. Garvey possesses substantial small company management experience as the owner of Professional Payrolls, LLC.

Robert O. Gillard is the Chairman and owner of the O.L. Willard Company, Inc., a material supply company with locations in Storrs and Willimantic, Connecticut. Age 66. Director since 1999.

Mr. Gillard’s career as a small business executive provides SI Financial with organizational understanding and expertise. Further, through his business, Mr. Gillard has gained comprehensive knowledge of the homebuilding industry throughout Eastern Connecticut, which aids the Board in its oversight of the lending function. In addition, as an active member of the community, including being a member of the Design Review Subcommittee of the Mansfield Planning Board and his previous service on the Greater Windham Community Foundation, Mr. Gillard is knowledgeable of the local consumer environment.

Henry P. Hinckley is the Chairman of the Board of Directors of SI Financial and Savings Institute. Mr. Hinckley also was the President and owner of J.P. Mustard Agency, Inc., an insurance agency located in Willimantic, Connecticut until his retirement in June 2012. Age 72. Director since 1984.

Mr. Hinckley provides the Board with significant local marketing and sales insight and managerial and operational knowledge through his experience as president of an insurance agency. Mr. Hinckley has considerable experience in the insurance industry and the related risk assessment practice area necessary in banking operations.

Our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers was provided in Part I of our original Form 10-K under separate caption.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and stockholders who own greater than 10% of our common stock are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors complied with applicable reporting requirements for transactions in SI Financial common stock during 2012.

Code of Ethics

SI Financial has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.

A copy of the code of ethics and business conduct is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Audit and Risk Committee Matters

The Audit and Risk Committee meets periodically with the independent registered public accounting firm and management to review accounting, auditing, internal control structure and financial reporting matters. The committee also receives and reviews the reports and findings and other information presented to them by the Company’s officers regarding financial reporting policies and practices. The Audit and Risk Committee selects the independent registered public accounting firm and meets with them to discuss the results of the annual audit and any related matters. The Board of Directors has determined that Mr. Alliod is an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Mr. Alliod is independent under the listing standards of The NASDAQ Stock Market applicable to audit committee members.

The members of the Audit and Risk Committee of the Board of Directors of SI Financial Group, Inc. are Mark D. Alliod (Chairperson), Roger Engle, Michael R. Garvey and Robert O. Gillard.

Item 11. Executive Compensation.

Director Compensation
The following table provides the compensation received by individuals who served as non-employee directors of SI Financial during 2012. The table excludes perquisites, which did not exceed $10,000 in the aggregate, for each director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)

Mark D. Alliod	$34,000	$33,030	$ –	$3,309	$149	$70,488
Roger Engle	37,200	33,030	–	–	90	70,320
Donna M. Evan	35,200	33,030	–	–	90	68,320
Michael R. Garvey	33,200	33,030	–	–	120	66,350
Robert O. Gillard	34,000	33,030	–	7,382	90	74,502
Henry P. Hinckley	47,600	55,050	–	–	150	102,800
_____________
(1) Reflects the aggregate grant date fair value of the granting of 1,500 shares of restricted stock and 1,500 performance shares (2,500 shares of restricted stock and 2,500 performance shares for Mr. Hinckley) computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Share Based Payment (“ASC 718”), based on a per share value of $11.01, which represented the Company’s stock price on the date of grant. See footnote 1 to the directors and executive officers stock ownership table under Item 12 for the number of unvested shares of restricted stock and performance awards held in trust under the Company’s Equity Incentive Plans for each director at December 31, 2012.
(2) As of December 31, 2012, Messrs. Alliod, Engle, Gillard and Ms. Evan each held stock options to purchase 17,962 shares of SI Financial’s common stock, Mr. Garvey held stock options to purchase 8,981 shares of SI Financial’s common stock and Mr. Hinckley held stock options to purchase 22,452 shares of SI Financial’s common stock.
(3) Reflects the above market earnings on the deferred fee arrangements between Savings Institute and Messrs. Alliod and Gillard. Under the terms of the arrangements, Messrs. Alliod and Gillard defer a portion of their director fees.
(4) Reflects dividends paid on unvested restricted stock awards.

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees to be paid to non-employee directors for their service on Savings Institute’s and SI Financial’s Board of Directors during 2013.

Quarterly Retainer (for service on SI Financial’s Board of Directors)	$2,000
Monthly Retainer (for service on Savings Institute’s Board of Directors)	1,000
Monthly Retainer for Savings Institute’s Chairman of the Board	2,000
Fee per Board or Committee Meeting	400
Compensation Committee Report
The Compensation Committee has reviewed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.
Compensation Discussion and Analysis
Overview
The following discussion describes our decision making process and philosophy for compensating our named executive officers in 2012. This discussion also describes the material components of each named executive officer’s total compensation package and details the reasoning behind the compensation decisions made in 2012. This discussion should be read together with the compensation tables for our named executive officers that can be found in the “Executive Compensation” section of below.
Our 2012 named executive officers were Rheo A. Brouillard - President/Chief Executive Officer, Brian J. Hull – Chief Operating Officer/Chief Financial Officer/Treasurer, David T. Weston – Senior Trust Officer, Michael J. Moran – Senior Credit Officer and Laurie L. Gervais – Director, Human Resources/Corporate Secretary.
Executive Summary
It is the intent of the Compensation Committee to provide our named executive officers with a market competitive compensation package that promotes the achievement of our strategic objectives and maximizes stockholder value without encouraging excessive risk taking.
 Fiscal Year 2012 Performance
In 2012, we began to realize the positive results from the investments that we have made in staff and infrastructure. Some of our highlights include:

•	An increase of $89.3 million in our commercial loan portfolio, which represented 60.2% of total loans at December 31, 2012;

•	Increased residential mortgage loan originations, many of which were sold in the secondary market, which resulted in an increase in our non-interest income that supplemented our net interest income;

•	Improved asset quality as non-performing loans decreased from $10.6 million at December 31, 2011 to $7.7 million at December 31, 2012; and

•
An increased focus on improving operating efficiencies, with the sale of SI Trust Servicing and the closing of our New London, Connecticut branch office, which while negatively affecting earnings in the short-term, will reduce expenses in the long-term.

Fiscal 2012 Compensation Decisions
We believe our 2012 executive compensation program for our named executive officers was consistent with the objectives of our compensation philosophy and with our performance. The compensation actions taken by our Compensation Committee and our Board of Directors are summarized below:

•
Base Salary. During fiscal 2012, our named executive officers received no adjustments to their base salaries. In September 2012, we engaged McLagan, an independent compensation consultant, to conduct a review of our executive compensation program as compared to our peers. The 2012 review concluded that base salaries for the majority of our named executive officers were 17% below the median level of our peer group. See “Benchmarking and Peer Group Analysis” for a list of the companies in our 2012 peer group. In connection with each named executive officer’s 2012 performance review and in light of the peer group data provided by McLagan, the Compensation Committee approved base salary increases of between 2% and 9% for our named executive officers (other than our Chief Executive

Officer) and an increase in base pay of 11.9% for our Chief Executive Officer. Effective March 1, 2013, base pay for our named executive officers is as follows:

Rheo Brouillard	$375,000
Brian Hull	240,000
David Weston	167,000
Michael Moran	165,000
Laurie Gervais	160,000

We believe current base salary levels for our named executive officers are consistent with our stated pay positioning strategy. See “Base Salary.”

•
Annual Short-term Cash Based Incentive Opportunities. As a result of our financial performance in 2012, our named executive officers earned payouts under our 2012 Pay-for-Performance Plan (“2012 PFP”). See “Short-Term Cash-Based Incentive Compensation” for information on the terms and conditions of the 2012 PFP. See also “Executive Compensation—Summary Compensation Table” for the payouts made to our named executive officers under the 2012 PFP.

•
Executive Agreements. The Bank renewed the Two-Year Change in Control Agreements for Messrs. Weston and Moran and Ms. Gervais through September 30, 2014, unless otherwise extended or terminated in accordance with the terms of the agreements. In addition, the Company and the Bank extended the term of the Three-Year Employment Agreements with Messrs. Brouillard and Hull through September 30, 2015, unless otherwise extended or terminated in accordance with the terms of the agreements. We believe the current management team will position the Company for continued growth and success and the employment and change in control agreements provide our named executive officers with financial security and the Company with management stability.

•
Equity Awards. In 2012, equity compensation continued to be an important component of the overall compensation package for our named executive officers. The grant of equity awards reflects our pay for performance approach, goal to align our executives with shareholders. See “Executive Compensation – Grants of Plan-Based Awards” for specific information on 2012 equity awards.

Compensation Philosophy
We have designed a compensation and benefits program for our named executive officers that is focused on motivating and retaining talented executives that can help us build our franchise and enhance long-term stockholder value. More specifically, our program is designed to accomplish the following objectives:

•	Align the interests of our named executive officers with the interests of stockholders in the creation of long-term stockholder value;

•	Tie annual cash incentives to the achievement of measurable corporate and individual performance;

•	Reward executives for enhancing long-term stockholder value;

•	Balance rewards for the achievement of both short-term and long-term SI Financial objectives and ensure sound risk management; and

•	Encourage ownership of SI Financial common stock.
Management and the Compensation Committee of the Board of Directors work together to ensure that executives are held accountable and rewarded for delivering superior performance and enhanced stockholder returns.
Elements of Our Compensation and Benefits Program
To achieve our objectives we have structured a compensation and benefits program that provides our named executive officers with the following:

•	Competitive Base Pay;

•	Short-term Cash-Based Incentives;

•	Long-term Equity Incentives;

•	Retirement Benefits; and

•	Employment/Change in Control Agreements.
The elements of a named executive officer’s total compensation package will vary depending upon the executive’s job position and responsibilities with SI Financial and Savings Institute.
Role of Compensation Committee
The Compensation Committee reviews all of the elements of compensation for our named executive officers annually to ensure we are competitive in the market place and that the mix of benefits accurately reflects our compensation philosophy. The Committee operates under a written charter that establishes the Compensation Committee’s responsibilities. The Compensation Committee and Board of Directors review the charter annually to ensure that the scope of the charter is consistent with the Compensation Committee’s role. Under the charter, the Compensation Committee is charged with general responsibility for the oversight and administration of our compensation program. The charter also authorizes the Compensation Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.
Role of Management
The chief executive officer develops recommendations regarding the appropriate mix and level of compensation for the other named executive officers. The recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. The chief executive officer meets with the Compensation Committee to discuss the recommendations. The chief executive officer also provides input on his own compensation. However, he does not participate in Committee discussions or the review of Committee documents relating to the determination of his compensation.

Role of Compensation Consultant
In 2012, the Compensation Committee retained the services of McLagan to perform a competitive assessment of the Company’s executive compensation programs and develop a peer group, with the assistance of our Compensation Committee, which we could use to compare our compensation programs. See “Peer Group” for information on the Company’s 2012 peer group.
The McLagan executive compensation review included, but was not limited to, an assessment of the Company’s compensation program compared to its peers, recommendations for total cash compensation opportunities (base salary and cash incentives), assessment of perquisites, retirement benefits and bonuses for named executive officers, an assessment of the Company’s financial performance relative to its peers, a review of board and committee compensation and equity compensation. The executive compensation review provided the Compensation Committee with a broad array of information from which to assess the effectiveness of our compensation programs and serve as a foundation for compensation decisions. A representative from McLagan attended two Compensation Committee meetings during the 2012 fiscal year.
While the Compensation Committee considers input from McLagan when making compensation decisions, the Committee’s final decisions reflect many factors and considerations.
Peer Group
The Compensation Committee considers information about the practices of its peers and other comparable companies, as well as evolving market practices when it makes compensation decisions.  The Committee considers the compensation levels and arrangements of similarly situated executives in addition to other factors in connection with its decision making process.  Duties, responsibilities and tenure with the Company also weigh in on the Committee’s compensation decisions.   The peer group noted below was developed by McLagan using objective parameters that reflect banks of similar asset sizes and was approved by the Compensation Committee.
The Compensation Committee reviews the Company peer group on an annual basis and updates the peer group as appropriate to ensure that the peer group continues to consist of financial institutions with business models and demographics similar to SI Financial.  In 2012, McLagan developed a new peer group for the Company that consists of 21 financial institutions located in Connecticut, New York, Massachusetts, Vermont, New Hampshire, and New Jersey with special consideration given to institutions located in Connecticut. The 2012 peer group’s asset size ranged between $600 million and $2 billion, positioning us at approximately the 39th percentile of our peer group.

Company	Total Assets
Company	MRQ (000)
Rockville Financial Inc.	$1,928,399
Canandaigua National Corp.	1,848,371
First Connecticut Bancorp, Inc.	1,687,431
United Financial Bancorp	1,653,626
Enterprise Bancorp Inc.	1,615,082
Merchants Bancshares Inc.	1,601,765
Alliance Financial Corp.	1,422,838
Westfield Financial Inc.	1,318,633
Chemung Financial Corp.	1,267,459
Hingham Institution for Savings	1,159,005
New Hampshire Thrift Bancshares	1,141,875
Cape Bancorp Inc.	1,048,310
Ocean Shore Holding Co.	1,026,273
Evans Bancorp Inc.	778,122
BSB Bancorp Inc.	755,371
Oneida Financial Corp.	676,274
Patriot National Bancorp Inc.	644,267
Hampden Bancorp Inc.	615,957
Chicopee Bancorp Inc.	604,866
Salisbury Bancorp Inc.	600,857
Naugatuck Valley Financial Corporation	557,962

Base Salary
Our goal is to provide our executive officers with base salaries that are competitive, that reflect their tenure and individual experience and that are consistent with their individual performance. The Compensation Committee has established base salary ranges for each named executive officer using the median base salaries paid to similarly situated executives in our peer group as a target. See “Executive Compensation – Summary Compensation Table” for the base salaries paid to our named executive officers in 2012.
Short-Term Cash-Based Incentive Compensation
Our named executive officers are eligible to receive annual cash incentive compensation awards through our Pay-for-Performance Program (“PFP”). The program provides for quarterly and annual payouts for some participants; however, our named executive officers are only eligible for annual cash incentives. The Compensation Committee, in conjunction with the Asset Liability Committee, establishes the performance goals for each of our named executive officers on an annual basis, focusing on performance measures that are critical to our growth. The 2012 PFP targeted three performance measures: (1) return on average assets, (2) noninterest expenses, and (3) earnings per share. The Committee assigns a weighting to each goal. In 2012, the highest weighting was assigned to earnings per share 40%, while noninterest expenses and return on average assets each were assigned a 30% weighting. In addition, each goal is assigned a target level with maximum and threshold performance levels set approximately 10% above and below the target, respectively. The threshold, target and maximum levels are then linked to an incentive opportunity that is calculated based on the midpoint of each executive’s pay grade and position.

The 2012 incentive pay opportunities for our president and chief executive officer ranged from 25% of base salary at the threshold level, 37.5% at the target and 50% at the maximum level and for our other named executive officers the opportunities ranged from 20% of base salary at the threshold level, 30% at the target level and 40% at the maximum level. To be eligible to receive a 2012 PFP payout, plan participants must be employed by Savings Institute as of the payment date of the award. However, the Compensation Committee, in its sole discretion, may pay awards on a pro rata basis if the named executive officers are not employed as of the payment date due to retirement or disability. Before awards are distributed under the 2012 PFP, our president and chief executive officer certifies that all of the other named executive officers have met the goals set forth on their performance profile sheets. The Compensation Committee certifies to the president and chief executive officer’s achievement of his stated goals. The actual 2012 PFP payouts varied based on the achievement of the stated SI Financial performance goals. See “Executive Compensation—Summary Compensation Table” for details on PFP awards earned in 2012. See also “Executive Compensation—Grant of Plan-Based Awards” for additional information on the threshold, target and maximum levels for the 2012 PFP.
2012 PFP Payouts
The following charts set forth the 2012 PFP payouts made to each of our named executive officers, as well as the Compensation Committee’s assessment of the executive in relation to Savings Institute’s achievement of the noted performance measures. The charts list each performance measure and the weight given to each measure. The charts also illustrates the threshold, target and maximum levels for measuring the performance and the weight given to the achievement at each level and provides information on Savings Institute’s actual performance under the noted measures and the corresponding payout.

Rheo A. Brouillard

	Performance Goals				Payment Range as a Percentage of Midpoint Base Salary			Actual Achievement
Bank Measure	Weight	Threshold	Target	Maximum	Threshold	Target	Maximum	Actual Performance	Actual Payout

Return on Average Assets	30.0%	30.7 bp	34.1 bp	37.5 bp	$27,013	$40,520	$54,026	11.83 bp
Noninterest Expenses	30.0	$33,671	$30,610	$27,549	27,013	40,520	54,026	$30,178
Earnings Per Share	40.0	$ 0.28	$ 0.33	$ 0.39	36,017	54,026	72,035	$ 0.11
Total	100.0%								$40,520
Brian J. Hull

	Performance Goals				Payment Range as a Percentage of Midpoint Base Salary			Actual Achievement
Bank Measure	Weight	Threshold	Target	Maximum	Threshold	Target	Maximum	Actual Performance	Actual Payout

Return on Average Assets	30.0%	30.7 bp	34.1 bp	37.5 bp	$15,133	$22,700	$30,266	11.83 bp
Noninterest Expenses	30.0	$33,671	$30,610	$27,549	15,133	22,700	30,266	$30,178
Earnings Per Share	40.0	$ 0.28	$ 0.33	$ 0.39	20,177	30,266	40,355	$ 0.11
Total	100.0%								$22,700
David T. Weston, Michael J. Moran and Laurie L. Gervais

	Performance Goals				Payment Range as a Percentage of Midpoint Base Salary			Actual Achievement
Bank Measure	Weight	Threshold	Target	Maximum	Threshold	Target	Maximum	Actual Performance	Actual Payout

Return on Average Assets	30.0%	30.7 bp	34.1 bp	37.5 bp	$8,976	$13,465	$17,952	11.83 bp
Noninterest Expenses	30.0	$33,671	$30,610	$27,549	8,976	13,465	17,952	$30,178
Earnings Per Share	40.0	$ 0.28	$ 0.33	$ 0.39	11,968	17,952	23,937	$ 0.11
Total	100.0%								$13,465

Long-Term Equity Incentives
Our named executive officers currently participate in our 2005 Equity Incentive Plan and the 2012 Equity Incentive Plan. The Compensation Committee has developed a long-term incentive program that utilizes our equity incentive plans to align the interests of our named executive officers with our stockholders and focuses our executives on long-term sustained performance through the grant of stock options, restricted stock and performance awards. Equity awards granted under the 2005 Equity Incentive Plan to Messrs. Brouillard, Hull and Moran and Ms. Gervais are fully vested. Mr. Weston was granted an equity award under the 2005 Equity Incentive Plan in March 2009 which vests ratably over a five-year period and will be fully vested in 2014. In October 2012, our Compensation Committee utilized our new 2012 Equity Incentive Plan to award each of our named executive officers a stock option that vests ratably over a five-year period commencing on October 24, 2013, a restricted stock award that vests ratably over a four-year period commencing on October 24, 2013 and a performance award that vests upon the attainment of certain performance goals relating to annual growth in tangible book value and the average closing price of the Company’s common stock over a four-year period commencing on February 26, 2014. Any performance shares that do not vest on a particular vesting date due to the failure to achieve the performance standard will vest on the next scheduled vesting date if the tangible book value per share of Company common stock equals or exceeds that which it was on the grant date of the award. See “Executive Compensation – Grants of Plan Based Awards” for specific information on equity awards made to our named executive officers in 2012.
Stock Compensation Grant and Award Practices; Timing Issues
The Compensation Committee considers whether to make stock option grants and/or award other forms of equity on an annual basis based on the shares available under the Company’s Equity Incentive Plans. The Compensation Committee’s process with respect to the determination of grant dates or the stock option exercise prices is made after carefully considering the timing of earnings releases and/or other material nonpublic information to ensure that there is no manipulation of the market to the executive’s benefit. The Compensation Committee’s decisions are reviewed and ratified by the full Board of Directors. SI Financial never times the release of material nonpublic information to affect the value of executive compensation. In general, the release of such information reflects established timetables for the disclosure of material nonpublic information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure. In accordance with the Company’s Equity Incentive Plans, options are granted at an exercise price equal to the closing price of our common stock on the Nasdaq Stock Market on the date of grant.
Retirement Benefits
All of our named executive officers participate in Savings Institute’s qualified retirement plans available to all employees, including Savings Institute’s ESOP and 401(k) Plan. In addition to the tax-qualified plans, Savings Institute maintains non-qualified supplemental retirement arrangements with certain of its named executive officers. The agreements provide retirement benefits based on a fixed percentage of each executive’s three highest years of compensation. Savings Institute also maintains a nonqualified supplemental plan for its chief executive officer to make up for the potential shortfall in his retirement benefits attributable to the limitations that reduce benefits for highly compensated executives under tax-qualified retirement plans. The Committee reviews these programs on an annual basis to ensure that they are consistent with prevailing market practices, our overall executive compensation philosophy and are cost effective to Savings Institute. See “Executive Compensation—Non-Qualified Plans” for details on these programs.

Our retirement plans and arrangements are consistent with the arrangements provided to senior executive officers in the banking industry and assist us in attracting and retaining top talent by providing executives with financial security in retirement.
Employment/Change in Control Agreements
We recognize that an important consideration in our ability to attract and retain key personnel is our ability to minimize the impact on our management team of the possible disruption associated with our analysis of strategic opportunities. Accordingly, we believe that it is in the best interest of the Company and its stockholders to provide our key personnel with reasonable financial arrangements in the event of termination of employment. In addition, the use of such arrangements by our competitors necessarily influences our use of such arrangements to maintain our ability to attract and retain key personnel. We currently maintain employment agreements with our chief executive officer and our chief operating and financial officer and change in control agreements with our other named executive officers. See “Executive Compensation—Employment and Change in Control Agreements” for the details of these arrangements. The employment agreements provide for a three-year term and the change in control agreements provide for a two-year term. The agreements may be renewed annually for an additional year so that the term remains fixed at three years for the employment agreements and two years for the change in control agreements. The Compensation Committee’s decision to extend the term of an agreement with a named executive officer is discretionary and reflects the Committee’s evaluation of the executive’s role in SI Financial and Savings Institute and his or her overall job performance.
Perquisites
We provide our named executive officers with reasonable perquisites to further their ability to promote the business interests of the Company in our markets and to reflect competitive practices for similarly situated officers employed by our peers. The perquisites are reviewed periodically and adjusted as necessary.
Tax and Accounting Considerations
We consider the tax consequences of our compensation and benefit arrangements (to the individual and to the Company) in making design decisions on the plans. Specifically, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code which provides that the Company may not deduct compensation of more than $1.0 million if paid to certain individuals unless such compensation is “performance-based.” The Company does not consider base salary and the grant of options and stock under the Equity Incentive Plan to be performance-based compensation and, therefore, such compensation would not be deductible to the Company to the extent it exceeds $1.0 million. However, in 2012, no such compensation exceeded $1.0 million for any named executive officer.
Stock Ownership Guidelines
We have not adopted formal stock ownership requirements for our named executive officers. As a practical matter, our officers and directors are expected to hold a meaningful interest in our stock.
Risk Assessment
At the direction of the Compensation Committee, the Company has reviewed its compensation and benefit programs to determine if the programs create undesired or unintentional risk of a material nature. This risk assessment process included a review of program policies and practices; program analysis to identify risk and risk control related to the programs; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, risk control, and the support of the programs and their risks to Company strategy. The results of the risk assessment concluded that our compensation policies and practices do not encourage excessive risk-taking; are compatible with effective internal controls and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Executive Compensation
Summary Compensation Table. The following table provides information concerning total compensation earned or paid to the principal executive officer, principal financial officer and the three other most highly compensated executive officers of SI Financial who served in such capacities at December 31, 2012. These five officers are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Stock Awards ($)(2)	Non-equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Rheo A. Brouillard President and Chief Executive Officer	2012 2011 2010	$335,000 333,269 320,192	$138,850 41,060 22,880	$440,400 – –	$40,520 47,273 90,486	$ – 375,970 141,350	$32,612 23,739 26,051	$987,382 821,311 600,959
Brian J. Hull Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	2012 2011 2010	225,500 220,029 207,404	111,080 30,795 11,440	275,250 – –	22,700 22,070 42,243	34,300 119,855 197,659	26,558 16,901 18,122	695,388 409,650 476,868
David T. Weston Senior Vice President, Senior Trust Officer	2012 2011 2010	161,000 160,135 154,962	60,169 18,505 11,440	55,050 – –	13,465 15,709 30,068	– – –	15,494 11,595 11,117	305,178 205,944 207,587
Michael J. Moran Senior Vice President, Senior Credit Officer	2012 2011 2010	151,460 150,647 145,789	55,540 20,530 11,440	55,050 – –	13,465 15,709 30,068	15,781 46,762 43,064	21,950 18,015 18,180	313,246 251,663 248,541
Laurie L. Gervais Senior Vice President, Director Human Resources	2012 2011 2010	150,000 148,789 140,750	83,310 20,530 11,440	220,200 – –	13,465 15,709 30,068	– 154,581 86,598	15,779 11,894 11,036	482,754 351,503 279,892
_________________
(1)    Reflects the aggregate grant date fair value for stock options granted during the year computed in accordance with FASB ASC 718. The amounts were based upon a fair value using the Black-Scholes option pricing model of $4.629 for Mr. Weston with respect to 1,000 stock options and $2.777 for 20,000 stock options and $2.777 for all of the other named executive officers. For information on the assumptions used to compute the fair value, see note 11 of the notes to the consolidated financial statements. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by an executive officer will be at or near the value estimated above.
(2)    These amounts reflect the aggregate grant date fair value for outstanding restricted stock awards and performance awards granted during the year indicated, computed in accordance with FASB ASC 718. The amounts were calculated assuming that all performance conditions have been satisfied and based on the Company’s stock price as of the date of grant, which was $11.01.
(3)    The present value of the benefits payable to Mr. Brouillard and Ms. Gervais under the Savings Institute Executive Supplemental Retirement Plan decreased by $190,262 and $57,557, respectively, for 2012 due to changes in actuarial assumptions regarding future eligible compensation under the plans.
(4)    Details of the amounts reported in the “All Other Compensation” column for 2012 are provided in the following table. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each named executive officer.

	Mr. Brouillard	Mr. Hull	Mr. Weston	Mr. Moran	Ms. Gervais
Employer matching contributions to 401(k) Plan	$7,350	$7,427	$5,301	$5,014	$4,971
Fair market value of allocations under the ESOP	12,934	12,807	9,111	8,618	8,543
Economic benefit of employer-paid premiums for split- dollar life insurance agreements	11,128	4,327	690	8,168	1,665
Dividends paid on unvested restricted stock awards	1,200	750	392	150	600
Disability premium	–	1,247	–	–	–
Employment and Change in Control Agreements
SI Financial and Savings Institute maintain employment agreements with Messrs. Brouillard and Hull. The employment agreements provide for a base salary and, among other things, participation in discretionary bonuses or other incentive compensation provided to senior management, and participation in stock benefit plans and other fringe benefits applicable to executive personnel. In connection with each executive’s annual review, the Board of Directors may renew the agreements for an additional year so that the remaining term will be three years. The Board of Directors has renewed the employment agreements through September 30, 2015.
The employment agreements with Messrs. Brouillard and Hull also contain a restrictive covenant that would subject the executives to a one year non-competition agreement if they terminate their employment for good reason (as defined in the agreement) or they are terminated without cause (as defined in the agreement).
Savings Institute maintains change in control agreements with Messrs. Weston and Moran and Ms. Gervais. The agreements provide each executive with cash severance and the continuation of certain benefits if their employment is terminated in connection with a change in control. In connection with each executive’s annual review, the Board of Directors may renew the agreements for an additional year so that the remaining term will be two years. The Board of Directors has renewed the change in control agreements through September 30, 2014.
See “Potential Post-Termination Benefits” for a discussion of the benefits and payments Messrs. Brouillard, Hull, Weston and Moran and Ms. Gervais may receive under their agreements upon termination of employment.

Grants of Plan-Based Awards
The following table provides information concerning awards granted to the named executive officers during the year ended December 31, 2012.

Name	Grant Date	Estimate Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Number of Shares of Stock or Units	Number of Securities Underlying Options (2)	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold	Target	Maximum
Rheo A. Brouillard		$90,043	$135,066	$180,087	—	—	$—	$—
	10/24/2012	—	—	—	—	50,000	11.01	138,850
	10/24/2012	—	—	—	20,000 (4)	—	—	220,200
	10/24/2012	—	—	—	20,000 (5)	—	—	220,200
Brian J. Hull		50,443	75,666	100,887	—	—	—	—
	10/24/2012	—	—	—	—	40,000	11.01	111,080
	10/24/2012	—	—	—	12,500 (4)	—	—	137,625
	10/24/2012	—	—	—	12,500 (5)	—	—	137,625
David T. Weston		29,920	44,882	59,841	—	—	—	—
	03/21/2012	—	—	—	—	1,000	11.20	4,629
	10/24/2012	—	—	—	—	20,000	11.01	55,540
	10/24/2012	—	—	—	2,500 (4)	—	—	27,525
	10/24/2012	—	—	—	2,500 (5)	—	—	27,525
Michael J. Moran		29,920	44,882	59,841	—	—	—	—
	10/24/2012	—	—	—	—	20,000	11.01	55,540
	10/24/2012	—	—	—	2,500 (4)	—	—	27,525
	10/24/2012	—	—	—	2,500 (5)	—	—	27,525
Laurie L. Gervais		29,920	44,882	59,841	—	—	—	—
	10/24/2012	—	—	—	—	30,000	11.01	83,310
	10/24/2012	—	—	—	10,000 (4)	—	—	110,100
	10/24/2012	—	—	—	10,000 (5)	—	—	110,100
_______________

(1)	These columns illustrate the possible payouts for each named executive officer under the 2012 Pay-for-Performance Program.

(2)	Vest in five equal annual installments beginning on the first anniversary of the date of grant.

(3)
Sets forth the grant date fair value of stock awards computed in accordance with FASB ASC 718. The grant date fair value of all stock awards is equal to the number of awards multiplied by $11.01, the closing price for the Company’s common stock on the date of grant. With respect to the performance awards, the calculations assume that all performance conditions have been satisfied. Also reflects the aggregate grant date fair value for stock options granted during the year computed in accordance with FASB ASC 718. The amounts were based upon a fair value of each option using the Black-Scholes option pricing model of $4.629 for Mr. Weston with respect to 1,000 stock options and $2.777 for 20,000 stock options and $2.777 for each of the other named executive officers.

(4)	Stock awards vest in four equal annual installments commencing on the first anniversary of the date of grant.

(5)
The performance stock awards vest in four equal annual installments commencing on February 26, 2014 and in each case is subject to continued employment with the Company and the achievement of certain performance metrics. If such performance metrics have not been satisfied as of such dates, the awards may vest on a subsequent vesting date if the tangible book value of the Company’s common stock on that date equals or exceeds the value on the grant date. All unvested award shares after the fourth vesting date will be forfeited.

Pay-for-Performance Program
Our 2012 Pay-for-Performance Program was designed to reward employees for their contribution towards our success. Our named executive officers received payouts under this program based on the Company’s achievement of specific financial performance measures. See “Compensation Discussion and Analysis” for a detailed discussed of the 2012 Pay-for-Performance Program. See “Summary Compensation Table” for the actual 2012 payouts.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information concerning options and stock awards that have not vested as of December 31, 2012 for each named executive officer.

Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)(1)	Number of securities underlying unexercised options unexercisable (#)(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)

Rheo A. Brouillard	89,810	–	$ 11.25	05/17/2015	–	$ –
	3,592	5,389	5.68	02/24/2020	–	–
	2,000	8,000	9.40	02/16/2021	–	–
	–	50,000	11.01	10/24/2022	–	–
	–	–	–	–	20,000 (3)	230,000
	–	–	–	–	20,000 (4)	230,000
Brian J. Hull	35,924	–	11.25	05/17/2015	–	–
	1,796	2,694	5.68	02/24/2020	–	–
	1,500	6,000	9.40	02/16/2021	–	–
	–	40,000	11.01	10/24/2022	–	–
	–	–	–	–	12,500 (3)	143,750
	–	–	–	–	12,500 (4)	143,750
David T. Weston	8,981	–	11.25	05/17/2015	–	–
	1,796	2,694	5.68	02/24/2020	–	–
	1,000	4,000	9.50	09/21/2021	–	–
	–	1,000	11.20	03/21/2022	–	–
	–	20,000	11.01	10/24/2022	–	–
	–	–	–	–	2,500 (3)	28,750
	–	–	–	–	2,500 (4)	28,750
	–	–	–	–	1,796 (5)	20,654
Michael J. Moran	24,249	–	11.25	05/17/2015	–	–
	1,796	2,694	5.68	02/24/2020	–	–
	1,000	4,000	9.40	02/16/2021	–	–
	–	20,000	11.01	10/24/2022	–	–
	–	–	–	–	2,500 (3)	28,750
	–	–	–	–	2,500 (4)	28,750
Laurie L. Gervais	24,249	–	11.25	05/17/2015	–	–
	1,796	2,694	5.68	02/24/2020	–	–
	1,000	4,000	9.40	02/16/2021	–	–
	–	30,000	11.01	10/24/2022	–	–
	–	–	–	–	10,000 (3)	115,000
	–	–	–	–	10,000 (4)	115,000
___________

(1)	All stock options granted vest in five equal annual installments commencing on the first anniversary of the date of grant.

(2)	Based on $11.50 per share, the closing price of SI Financial’s common stock on December 31, 2012.

(3)	Stock awards vest in four annual installments commencing on the first anniversary of the date of grant.

(4)
The performance stock award vests in four equal annual installments commencing on February 26, 2014 and in each case is subject to continued employment with the Company and the achievement of certain performance metrics. If such performance metrics have not been satisfied as of such dates, the awards may vest on a subsequent vesting date if the tangible book value of the Company’s common stock on that date equals or exceeds the value on the grant date. All unvested award shares after the fourth vesting date will be forfeited.

(5)	Stock awards vest in five annual installments commencing on the first anniversary of the date of grant.

Stock Vested
The following table provides information concerning the vesting of stock awards for each named executive officer, on an aggregate basis, during the year ended December 31, 2012. No stock options were exercised during the year ended December 31, 2012.

Stock Awards
Name	Number of shares acquired on vesting	Value realized on vesting

Rheo A. Brouillard	–	$—
Brian J. Hull	–	–
David T. Weston	898	10,022(1)
Michael J. Moran	–	–
Laurie L. Gervais	–	–
_______________
(1) Based upon SI Financial’s closing stock price of $11.16 on March 19, 2012.

Pension Benefits
The following table presents an estimation of the present value of the pension benefits payable to each named executive officer at December 31, 2012. Mr. Weston has not entered into an executive retirement supplemental arrangement or any other defined benefit pension arrangement with SI Financial or Savings Institute.

Name	Plan Name	Present Value of Accumulated Benefit ($)(1)
Rheo A. Brouillard	Savings Institute Executive Supplemental Retirement Plan	$2,171,980
Brian J. Hull	Savings Institute Executive Supplemental Retirement Plan	1,314,015
Michael J. Moran	Savings Institute Executive Supplemental Retirement Plan	880,517
Laurie L. Gervais	Savings Institute Executive Supplemental Retirement Plan	975,891
____________
(1) The present value has been calculated assuming the named executive officer will remain in service until Normal Retirement Age (as defined in the plan) without a reduction in benefits. The accumulated benefit is calculated in accordance with FASB ASC Topic 710 – Compensation and Topic 715 – Compensation – Retirement Benefits, using a 6.00% discount rate.
Executive Supplemental Retirement Plan. Savings Institute maintains an executive supplemental retirement plan arrangement for Messrs. Brouillard, Hull and Moran and Ms. Gervais. Each executive is entitled to a retirement benefit based on a fixed percentage of his or her highest three years compensation for the calendar years preceding his or her termination of employment. Benefits are payable upon the earlier of an executive’s termination of employment (other than for cause) at or after attaining age 65, or on the date when the sum of the executive’s years of service and age total 80 for Messrs. Brouillard and Moran and Ms. Gervais or 78 for Mr. Hull. If an executive terminates employment before satisfaction of these requirements, he or she may receive an early retirement benefit that would be adjusted by 2% for each point by which the sum of his or her age and years of service is less than 80 for Messrs. Brouillard and Moran and Ms. Gervais or 78 for Mr. Hull. Executives may elect to receive their plan benefits in a single life annuity with 15 guaranteed annual payments or a lump sum equal to the actuarial equivalent of the annuity payment. See “Potential Post-

Termination Benefits” for a description of the benefits provided under the supplemental executive retirement plan arrangements.
Split-Dollar Life Insurance Agreements. Savings Institute maintains individual split-dollar life insurance agreements with Messrs. Brouillard and Hull to encourage the officers to continue to render high quality service to Savings Institute in exchange for financial protection for their beneficiaries if they die. The death benefits provided under the split-dollar life insurance agreements are funded through bank-owned life insurance policies. Savings Institute pays all of the life insurance premiums. See “Potential Post-Termination Benefits” for a description of the benefits provided under the agreements.
Nonqualified Deferred Compensation Plan
The following table provides information with respect to the Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (“SERP”). Only Mr. Brouillard participates in the SERP.

Name	Plan Name	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Balance at Last Fiscal Year End ($)

Rheo A. Brouillard	Supplemental Executive Retirement Plan	$13,002	$4,737	$73,239
___________
(1) Represents dividends paid and stock price appreciation with respect to shares and Company common stock credited to Mr. Brouillard in fiscal 2012 under the terms of the SERP.
Supplemental Executive Retirement Plan. Savings Institute maintains a supplemental executive retirement plan that provides restorative payments to executives designated by the Board of Directors who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula and the full matching contribution under the 401(k) Plan. Savings Institute’s Board of Directors has designated Mr. Brouillard to participate in the plan. The restorative payments under the plan consist of payments in lieu of shares that cannot be allocated to the participant’s account under the ESOP and payments for employer matching contributions that cannot be allocated under the 401(k) Plan due to the legal limitations imposed on tax-qualified plans. The benefits under the plan will be paid to Mr. Brouillard at the same time benefits are paid under the ESOP and 401(k) Plan. See “Potential Post-Termination Benefits” for a description of the benefits provided under the plan.
Potential Post-Termination Benefits
Payments Made Upon Termination for Cause. If a named executive officer is terminated for cause, he or she will receive his or her base salary through the date of termination and retain the rights to any vested benefits subject to the terms of the plan or agreement under which those benefits are provided. All unvested stock options and restricted stock awarded to the named executive officers under the Equity Incentive Plans would be forfeited upon termination for cause.
All benefits credited to Mr. Brouillard under the supplemental executive retirement plan are non-forfeitable and therefore payable to him if he is terminated for cause.
Payments Made Upon Termination without Cause or for Good Reason. Under the terms of the employment agreements with Messrs. Brouillard and Hull, if SI Financial or Savings Institute elects to terminate Messrs. Brouillard or Hull for reasons other than for cause, or if Messrs. Brouillard or Hull resign for good reason (as defined below), the executives (or, in the event of death, their beneficiaries) are entitled to a lump sum severance payment equal to the base salary payments due for the remaining term of the employment agreement, along with all contributions that would have been made on behalf of the executive during the remaining term of the agreement pursuant to any of SI Financial or Savings Institute sponsored-employee benefit plan. In addition, Savings Institute or SI Financial would continue and/or pay for each executive’s life, medical, disability and dental coverage for the remaining term of the employment agreement.
“Good Reason” means the material breach of the agreement by Savings Institute or SI Financial, including: (1) a material change to the executive’s responsibilities or authority; (2) assignment to executive of duties of a non-executive nature or duties for which he is not reasonably equipped by his skills or experience; (3) the failure to nominate or renominate the executive to the Board of Directors of Savings Institute or SI Financial; (4) a reduction in salary or benefits; (5) termination or material reduction of incentive and benefits plans, programs or arrangements; (6) relocation of executive’s principal business office by more than twenty-five miles; or (7) the liquidation or dissolution of SI Financial or Savings Institute.
If Messrs. Weston or Moran or Ms. Gervais are terminated without cause or for good reason, each would retain the rights to any vested benefits subject to the terms of the plan or agreement under which those benefits are provided.
All benefits credited to Mr. Brouillard under the supplemental executive retirement plan are non-forfeitable and therefore payable to him if he is terminated for good reason or without cause.
All unvested stock options and restricted stock awarded under the Equity Incentive Plans to named executive officers would be forfeited upon termination without cause or for good reason.
Payments Made Upon Disability. Under the employment agreements with Messrs. Brouillard and Hull, if they become disabled and their employment is terminated, they will be entitled to disability pay equal to 100% of their bi-weekly base salary in effect at the date of termination. They would continue to receive disability payments until the earlier of: (1) the date they return to full employment with us; (2) their death; or (3) age 65. All disability payments would be reduced by the amount of any benefits payable under our disability plans. In addition, Messrs. Brouillard and Hull would continue to be covered to the greatest extent possible under all benefit plans in which they participated before their disability as if they were actively employed by us.
If Mr. Weston, Mr. Moran or Ms. Gervais becomes disabled and his or her employment is terminated, each will be entitled to benefits payable under our disability plans.
All benefits credited to Mr. Brouillard under the supplemental executive retirement plan are non-forfeitable and therefore payable to him if he becomes disabled and his employment is terminated.
Under the terms of the supplemental executive retirement plan arrangements, if an executive becomes disabled, Savings Institute will transfer funds to a contingent liability trust equal to its accrued plan liability for the executive as of the date of the disability. When the accrued liability balance is transferred, Savings Institute’s obligation ends and a bank-owned disability policy from MassMutual Life Insurance Company covering the executive makes payments to the Contingent Liability Trust during the disability period.
Upon termination due to disability, outstanding stock options granted pursuant to the Equity Incentive Plans vest and remain exercisable until the earlier of one year from the date of termination of employment due to disability or the expiration date of the stock options. Restricted stock awards granted to these officers under the plan also vest upon termination of employment due to disability.
Payments Made Upon Death. Under their employment agreements, Messrs. Brouillard’s and Hull’s estates are entitled to receive the compensation due to them through the end of the month in which their death occurs.
Messrs. Weston’s or Moran’s or Ms. Gervais’ estate is entitled to receive compensation due to him or her through the date of his or her death.
All benefits credited to Mr. Brouillard under the supplemental executive retirement plan are non-forfeitable and therefore payable to his beneficiary if he dies.
Under the terms of the supplemental executive retirement plan arrangements, should an executive die while employed with Savings Institute or after the payments have begun, the executive’s designated beneficiary will receive the balance in the executive’s plan liability account on the date of death in a lump sum cash payment.
Pursuant to the split-dollar life insurance agreements with Messrs. Brouillard and Hull, if an executive dies following his termination of employment, the death benefit provided under his split-dollar life insurance agreement is determined in accordance with the methodology set forth in his agreement. The death benefit will not exceed the excess of the net-at-risk amount under the policies for the inactive officer provided, however, that the death benefit provided to a beneficiary of an inactive officer will be reduced to three times the officer’s compensation (as defined in the agreement), if, as of the officer’s death, the officer had an irrevocable election to receive a lump sum distribution of his benefits (if any) payable under the executive supplemental retirement plan agreement.
Upon termination of employment due to death, outstanding stock options granted pursuant to the Equity Incentive Plans vest and remain exercisable until the earlier of one year from the date of death or the expiration date of the stock options. Restricted stock awards granted under the plans also vest upon death.
Payments Made Upon a Change in Control. Messrs. Brouillard’s and Hull’s employment agreements provide that in the event of a change in control followed by voluntary termination of employment (upon circumstances discussed in the agreement) or involuntary termination of employment for reasons other than cause, the executives receive a severance payment equal to 2.99 times the average of each executive’s five preceding taxable years’ annual compensation (“base amount”). For this calculation, annual compensation will include all taxable income plus any retirement contributions or benefits made or accrued during the period. In addition, Messrs. Brouillard and Hull will also receive the contributions they would have received under our retirement programs for a period of thirty-six months, as well as health, life, dental and disability coverage for that same time period. Section 280G of the Internal Revenue Code provides that payments related to a change in control that equal or exceed three times the “base amount” constitute “excess parachute payments.” Individuals who receive excess parachute payments are subject to a 20% excise tax on the amount that exceeds the base amount, and the employer may not deduct such amounts. The executives’ employment agreements provide that if the total value of the benefits provided and payments made to them in connection with a change in control, either under their employment agreements alone or together with other payments and benefits that they have the right to receive from SI Financial and Savings Institute, exceed three times their base amount (“280G Limit”), their severance payment will be reduced or revised so that the aggregate payments do not exceed their 280G Limit.
The change in control agreements with Messrs. Weston and Moran and Ms. Gervais provide that if, following a change in control, the officer’s employment is terminated without cause or he or she voluntarily terminates employment for good reason, he or she will be entitled to a severance payment equal to two times the average of his or her annual compensation over the five calendar years preceding the change in control, plus coverage under Savings Institute’s health and welfare plans for twenty-four months. The terms “change in control” and “good reason” are defined in the change in control agreement. The change in control agreements provide that the total value of the benefits provided and payments made may not exceed his or her 280G Limit and that to avoid such a result the severance payment would be reduced.
Under the terms of the executive supplemental retirement plan agreements, if a participant terminates employment in connection with a change in control (as defined in the plan), the participant will be entitled to a lump sum cash amount specified in the executive’s plan agreement payable within 30 days of the participant’s termination of employment. Payments made under the agreements upon a change in control may be categorized as parachute payments and, therefore, count towards each executive’s 280G Limit.
Under the terms of the ESOP, upon a change in control (as defined in the plan), the plan trustee will repay in full any outstanding acquisition loan. After repayment of the acquisition loan, all remaining shares of our stock held in the loan suspense account, all other stock or securities, and any cash proceeds from the sale or other disposition of any shares of our stock held in the loan suspense account will be allocated among the accounts of all participants in the plan who were employed by us on the date immediately preceding the effective date of the change in control. The allocations of shares or cash proceeds will be credited to each eligible participant in proportion to the opening balances in their accounts as of the first day of the valuation period in which the change in control occurred. Payments under the ESOP are not categorized as parachute payments and, therefore, do not count towards each executive’s 280G Limit.
In addition to providing for benefits lost under the ESOP and 401(k) Plan as a result of limitations imposed by the Internal Revenue Code, the supplemental executive retirement plan also provides supplemental benefits to participants upon a change in control (as defined in the plan) before the complete scheduled repayment of the ESOP loan. The supplemental benefit is equal to the benefit the participants would have received under the ESOP had the participants remained employed throughout the term of the plan’s acquisition loan, less the benefits actually provided. All benefits received under this plan count towards the participant’s 280G Limit.
In the event of a change in control of SI Financial or Savings Institute, outstanding stock options granted pursuant to the Equity Incentive Plans vest and, if the option holder is terminated other than for cause within twelve months of the change in control, will remain exercisable until the expiration date of the stock options. Restricted stock awards granted to these officers under the plans also vest upon a change in control. The value of the accelerated options and restricted stock grants count towards an executive’s 280G Limit.
Potential Post-Termination Benefits Tables. The amount of compensation payable to each named executive officer upon termination for cause, termination without cause or for good reason, a change in control followed by termination of employment, disability, death and retirement is shown below. The amounts shown assume that such termination was effective as of December 31, 2012, and thus, include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The amounts do not include the executive’s account balances in Savings Institute’s tax-qualified retirement plans to which each executive has a non-forfeitable interest. The amounts shown relating to unvested options and restricted stock awards are based on the fair market value of SI Financial’s common stock on December 31, 2012, which was $11.50. The actual amounts to be paid out can only be determined at the time of such executive’s separation from SI Financial.
The following table provides the amount of compensation payable to Mr. Brouillard for each of the situations listed below.

	Payments Due Upon
	Termination For Cause	Termination Without Cause or for Good Reason	Disability (1)	Death	Retirement	Change in Control with Termination of Employment

Cash payment	$—	$921,250	$942,916	$—	$—	$1,245,445
Health and welfare benefits	—	47,663	105,436	—	—	51,996	(2)
401(k) Plan matching contribution and ESOP benefit	—	42,595	—	—	—	—
Executive supplemental retirement plan benefit	—	2,413,309	1,900,988	1,900,988	2,171,980	2,413,309
Income attributable to accelerated value of stock options	—	72,658	72,658	72,658	—	72,658
Income recognized upon vesting of restricted stock	—	460,000	460,000	460,000	—	460,000
Split-dollar benefit	—	—	—	2,206,000	—	—
Supplemental executive retirement plan benefit	73,239	73,239	73,239	73,239	73,239	73,239
Total payment	$ 73,239	$4,030,714	$3,555,237	$4,712,885	$2,245,219	$4,316,647	(3)
___________
(1) Disability payment equals the executive’s base salary as of his termination date assuming coverage is continued until executive reaches 65 years of age.
(2) Reflects the value of coverage under Savings Institute’s life, medical, health and dental insurance programs for a period of 36 months following a change in control.
(3) Mr. Brouillard’s employment agreement provides that in the event of a change in control followed by voluntary termination of employment (upon circumstances discussed in the agreement) or involuntary termination of employment for reasons other than cause, his severance payment cannot exceed 2.99 times the average of his five preceding taxable years’ annual compensation (280G Limit). If a change in control had occurred on December 31, 2012, the amount shown would have been reduced by $822,000 to reflect Mr. Brouillard’s 280G limit. See “Potential Post-Termination Benefits – Payments Made Upon a Change in Control.”

The following table provides the amount of compensation payable to Mr. Hull for each of the situations listed below.

	Payments Due Upon
	Termination For Cause	Termination Without Cause or for Good Reason	Disability (1)	Death	Retirement	Change in Control with Termination of Employment

Cash payment	$—	$620,125	$456,000	$—	$—	$762,891
Health and welfare benefits	—	47,663	207,984	—	—	51,996	(2)
401(k) Plan matching contribution and ESOP benefit	—	42,181	—	—	—	—
Executive supplemental retirement plan benefit	—	1,516,169	1,283,066	385,689	1,314,015	1,516,169
Income attributable accelerated value of stock options	—	47,879	47,879	47,879	—	47,879
Income recognized upon vesting of restricted stock	—	287,500	287,500	287,500	—	287,500
Split-dollar benefit	—	—	—	1,617,000	—	—
Total payment	$—	$2,561,517	$2,282,429	$2,338,068	$1,314,015	$2,666,435	(3)
___________
(1) Disability payment equals the executive’s base salary as of his termination date assuming coverage is continued until executive reaches 65 years of age.
(2) Reflects the value of coverage under Savings Institute’s life, medical, health and dental insurance programs for a period of 36 months following a change in control.
(3) Mr. Hull’s employment agreement provides that in the event of a change in control followed by voluntary termination of employment (upon circumstances discussed in the agreement) or involuntary termination of employment for reasons other than cause, his severance payment cannot exceed 2.99 times the average of his five preceding taxable years’ annual compensation (280G Limit). If a change in control had occurred on December 31, 2012, the amount shown would have been reduced by $587,000 to reflect Mr. Hull’s 280G limit. See “Potential Post-Termination Benefits – Payments Made Upon a Change in Control.”
The following table provides the amount of compensation payable to Mr. Weston for each of the situations listed below.

	Payments Due Upon
	Termination For Cause	Disability	Death	Retirement	Change in Control with Termination of Employment

Cash payment	$—	$—	$—	$—	$325,588
Health and welfare benefits (1)	—	—	—	—	34,664
Income attributable to accelerated value of stock options	—	25,479	25,479	—	25,479
Income recognized upon vesting of restricted stock	—	78,154	78,154	—	78,154
Total payment	$—	$103,633	$103,633	$—	$463,885
___________
(1) Reflects the value of coverage under Savings Institute’s life, medical, health and dental insurance programs for a period of 24 months following a change in control.

The following table provides the amount of compensation payable to Mr. Moran for each of the situations listed below.

	Payments Due Upon
	Termination For Cause	Termination Without Cause or for Good Reason	Disability	Death	Retirement	Change in Control with Termination of Employment

Cash payment	$—	$—	$—	$—	$—	$362,833
Health and welfare benefits (1)	—	—	—	—	—	—
Executive supplemental retirement plan benefit	—	880,517	863,374	206,052	880,517	880,517
Income attributable to accelerated value of stock options	—	—	33,879	33,879	—	33,879
Income recognized upon vesting of restricted stock	—	—	57,500	57,500	—	57,500
Split-dollar benefit	—	—	—	1,081,000	—	—
Total payment	$—	$880,517	$954,753	$1,378,431	$880,517	$1,334,729
_____________
(1) Reflects the value of coverage under Savings Institute’s life, medical, health and dental insurance programs for a period of 24 months following a change in control.

The following table provides the amount of compensation payable to Ms. Gervais for each of the situations listed below.

	Payments Due Upon
	Termination For Cause	Termination Without Cause or for Good Reason	Disability	Death	Retirement	Change in Control with Termination of Employment

Cash payment	$—	$—	$—	$—	$—	$331,646
Health and welfare benefits (1)	—	—	—	—	—	25,232
Executive supplemental retirement plan benefit	—	975,891	855,495	305,694	975,891	1,038,189
Income attributable to accelerated value of stock options	—	—	38,779	38,779	—	38,779
Income recognized upon vesting of restricted stock	—	—	230,000	230,000	—	230,000
Split-dollar benefit	—	—	—	975,000	—	—
Total payment	$—	$975,891	$1,124,274	$1,549,473	$975,891	$1,663,846
___________
(1) Reflects the value of coverage under Savings Institute’s life, medical, health and dental insurance programs for a period of 24 months following a change in control.
(2) Ms. Gervais' change in control agreement provides that if, following a change in control, Ms. Gervais' employment is terminated without cause or she voluntarily terminates employment for good reason, she will be entitled to a severance payment equal to two times the average of her annual compensation over the five calendar years preceding the change in control (280G Limit). If a change in control had occurred on December 31, 2012, the amount shown would have been reduced by $190,486 to reflect Ms. Gervais' 280G limit. See "Potential Post-Termination Benefits - Payments Made Upon a Change in Control."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership
The following table provides information as of April 1, 2013 with respect to persons and entities known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock. A person or entity may be considered to beneficially own any shares of common stock over which the person or entity has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding

Wellington Management Company, LLP 280 Congress Street Boston, Massachusetts 02210	971,295(1)	9.6%
Savings Institute Bank & Trust Company Employee Stock Ownership Plan 803 Main Street Willimantic, Connecticut 06226	789,749(2)	7.8%
Lawrence B. Seidman 100 Misty Lane, 1st Floor Parsippany, New Jersey 07054	621,504(3)	6.1%
Paradigm Capital Management, Inc. Nine Elk Street Albany, New York 12207	581,661(4)	5.8%
Castine Capital Management, LLC One International Place, Suite 2401 Boston, Massachusetts 02110	528,106(5)	5.2%
___________
(1) Based on information contained in a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 14, 2013.
(2) Based on information contained in a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 6, 2013.
(3) Based on information contained in a Schedule 13D filed with the U.S. Securities and Exchange Commission on June 29, 2011.
(4) Based on information contained in a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 12, 2013.
(5) Based on information contained in a Schedule 13G filed with the U.S. Securities and Exchange Commission on February 14, 2013.

The following table provides information as of April 1, 2013 about the shares of SI Financial common stock that may be considered to be owned by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers of the Company as a group. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown. The number of shares beneficially owned by all directors and executive officers as a group totaled 7.4% of our outstanding common stock as of April 1, 2013. Each director and named executive officer owned less than 1.0% of our outstanding common stock as of that date, except for Messrs. Brouillard and Hull who owned 2.1% and 1.2% of our common stock, respectively.

Name	Common Stock (1)		Options Exercisable Within 60 Days	Total
Directors
Mark D. Alliod	12,792	(2)	17,962	30,754
Rheo A. Brouillard	118,454	(3)	99,198	217,652
Roger Engle	19,478	(4)	17,962	37,440
Donna M. Evan	21,961		17,962	39,923
Michael R. Garvey	9,020		8,981	18,001
Robert O. Gillard	24,140	(5)	17,962	42,102
Henry P. Hinckley	20,892		22,452	43,344
Named Executive Officers Who Are Not Also Directors
Laurie L. Gervais	52,837	(6)	28,943	81,780
Brian J. Hull	78,932	(7)	41,618	120,550
Michael J. Moran	31,728		28,943	60,671
David T. Weston	14,702		12,875	27,577

All Directors and Executive Officers as a group (13 persons)	429,370		344,001	773,371
___________

(1) This column includes the following:

	Unvested Shares of Restricted Stock and Performance Awards Held in Trust	Allocated Shares Held in ESOP Trust	Shares Held in Trust in 401(k) Plan

Mr. Alliod	3,360	–	–
Mr. Brouillard	40,000	6,998	33,017
Mr. Engle	3,000	–	–
Ms. Evan	3,000	–	–
Mr. Garvey	3,180	–	–
Mr. Gillard	3,000	–	–
Mr. Hinckley	5,000	–	–
Ms. Gervais	20,000	4,117	17,496
Mr. Hull	25,000	6,448	17,534
Mr. Moran	5,000	4,596	11,619
Mr. Weston	5,898	4,844	1,274
___________
(2) Includes 1,212 shares held by Mr. Alliod’s daughter, 250 shares held by the individual retirement account of Mr. Alliod’s daughter and 2,229 shares held by the individual retirement account of Mr. Alliod’s spouse.
(3) Includes 898 shares held by Mr. Brouillard’s spouse and 2,659 shares held by the individual retirement account of Mr. Brouillard’s spouse.
(4) Includes 22 shares and 43 shares held in a custodian account for Mr. Engle’s two children, under which Mr. Engle’s spouse has voting and investment power.
(5) Includes 3,959 shares held by the individual retirement account of Mr. Gillard’s spouse.
(6) Includes 449 shares held in custodian accounts for each of Ms. Gervais’ two children.
(7) Includes an aggregate of 898 shares held in custodian accounts for two of Mr. Hull’s children.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Policies and Procedures for Approval of Related Persons Transactions
SI Financial maintains a Policy and Procedures Governing Related Persons Transactions, which is a written policy and set of procedures for the review and approval or ratification of transactions involving related persons. Under the policy, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than five percent of any outstanding class of voting securities of SI Financial, or immediate family members or certain affiliated entities of any of the foregoing persons.
Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•	the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year;

•	SI Financial is, will or may be expected to be a participant; and

•	any related person has or will have a direct or indirect material interest.
The policy excludes certain transactions, including:

•	any compensation paid to an executive officer of SI Financial if the Compensation Committee of the Board of Directors approved (or recommended that the Board approve) such compensation;

•	any compensation paid to a director of SI Financial if the Board or an authorized committee of the Board approved such compensation; and

•
any transaction with a related person involving consumer and investor financial products and services provided in the ordinary course of SI Financial business and on substantially the same terms as those prevailing at the time for comparable services provided to unrelated third parties or to SI Financial’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions will be approved or ratified by the Audit and Risk Committee. In determining whether to approve or ratify a related person transaction, the Audit and Risk Committee will consider all relevant factors, including:

•	whether the terms of the proposed transaction are at least as favorable to SI Financial as those that might be achieved with an unaffiliated third party;

•	the size of the transaction and the amount of consideration payable to the related person;

•	the nature of the interest of the related person;

•	whether the transaction may involve a conflict of interest; and

•	whether the transaction involves the provision of goods and services to SI Financial that are available from unaffiliated third parties.
A member of the Audit and Risk Committee who has an interest in the transaction will abstain from voting on the approval of the transaction but may, if so requested by the Chair of the Committee, participate in some or all of the discussion relating to the transaction.
Transactions with Related Persons
The Sarbanes-Oxley Act of 2002 generally prohibits loans by SI Financial to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Savings Institute to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Savings Institute is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Savings Institute to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. All outstanding loans made by Savings Institute to its directors and executive officers, and members of their immediate families, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Savings Institute, and did not involve more than the normal risk of collectability or present other unfavorable features.
In accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Savings Institute’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to SI Financial’s Code of Ethics and Business Conduct, all executive officers and directors of SI Financial must disclose any existing or emerging conflicts of interest to the President and Chief Executive Officer of SI Financial. Such potential conflicts of interest include, but are not limited to, the following: (1) SI Financial conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (2) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or in competition with SI Financial.
Director Independence
The Company’s Board of Directors currently consists of seven members, all of whom are independent under the listing standards of The NASDAQ Stock Market, except for Rheo A. Brouillard, who is President and Chief Executive Officer of SI Financial and Savings Institute. In determining the independence of its directors, the Board considered transactions, relationships and arrangements between the Company and its directors that are not required to be disclosed under the heading “Transactions with Related Persons,” including loans or lines of credit that the Bank has directly or indirectly made to Directors Mark D. Alliod, Roger Engle, Robert O. Gillard and Henry P. Hinckley.
Equity Compensation Plan Information
The following table provides information as of December 31, 2012 about the number of shares to be issued upon vesting or exercise of equity awards and the number of shares remaining available for issuance under the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	905,599	$10.73	33,918
Equity compensation plans not approved by security holders	—	—	—
Total	905,599	$10.73	33,918

Item 14. Principal Accountant Fees and Services.
Audit Fees. The following table sets forth the fees billed to the Company for the years ended December 31, 2012 and 2011 by Wolf & Company, P.C.:

	2012	2011

Audit Fees	$220,081	$221,427
Audit-Related Fees (1)	33,041	32,306
Tax Fees (2)	36,015	35,000
All Other Fees (3)	4,900	–

(1) Represents fees for audits of the 401(k) Plan and the ESOP.
(2) Represents services rendered for tax compliance, tax advice and tax planning, including the preparation of the annual tax returns and quarterly tax payments.
(3) For 2012, represents services rendered in connection with the filing of a registration statement on Form S-8 for the Company’s 2012 Equity Incentive Plan and work performed related to acquisition due diligence.
Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm.
The Audit and Risk Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit and Risk Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.
In addition, the Audit and Risk Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the policy of auditor services must be specific as to the particular services to be provided.
The request may be made with respect to either specific services or a type of service for predictable or recurring services.
During the year ended December 31, 2012, all services were approved, in advance, by the Audit and Risk Committee in compliance with these procedures.

Part IV.

Item 15. Exhibits and Financial Statements Schedules.

(a)	The Financial Statements were filed as part of the Original Form 10-K filing.

Exhibit Index

(b)

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	*Employee Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.2	* Employee Agreement between Brian J. Hull, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.3	* Savings Institute Directors Retirement Plan (5)

10.4	* Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (6)

10.5	* Savings Institute Group Term Replacement Plan (5)

10.6	* Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (5)

10.7	* Form of First Amendment to Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (6)

10.8	* Form of Savings Institute Director Deferred Fee Agreement (6)

10.9	* Form of Savings Institute Director Consultation Plan (5)

10.10	* SI Financial Group, Inc. 2005 Equity Incentive Plan (7)

10.11	* Change in Control Agreement, and related amendments, by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and David T. Weston (6)

10.12	* Change in Control Agreement between Laurie Gervais, SI Financial Group, Inc., Savings Institute Bank and Trust Company (1)

10.13	* Change in Control Agreement between Michael Moran, SI Financial Group, Inc., Savings Institute Bank and Trust Company (8)

10.14	* Form of Section 409A Amendment to the Change in Control Agreement (3)

10.15	* Form of Amendment to Supplemental Executive Retirement Plan (9)

10.16	*SI Financial Group, Inc. 2012 Equity Incentive Plan (10)

13+	Annual Report to Shareholders

21+	List of Subsidiaries

23.1+	Consent of Wolf & Company, P.C.

31.1x	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2x	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0xx	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

* Management contract or compensation plan or arrangement. + Previously filed. x Filed herewith. xx Furnished herewith.
(1)
Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

(2)
Incorporated herein by reference into this document from the Exhibits to the Company's Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on December 19, 2012.

(3)
Incorporated herein by reference into this document from the Exhibits to the Company's Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on February 17, 2011.

(4)
Incorporated herein by reference into this document from the Exhibits on the Company's Annual Report on Form 10-K/A (File No. 000-50801) filed with the Securities and Exchange Commission on April 17, 2009.

(5)
Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-116381), and any amendments thereto, filed with the Securities and Exchange Commission on June 10, 2004.

(6)
Incorporated herein by reference into this document from the Exhibits on the Company's Annual Report on Form 10-K (File No. 000-50801) filed with the Securities and Exchange Commission on March 27, 2009.

(7)
Incorporated herein by reference into this document from the Appendix to the Proxy Statement for the 2005 Annual Meeting of Shareholders (File No. 000-50801) filed with the Securities and Exchange Commission on April 6, 2005.

(8)
Incorporated herein by reference into this document from the Exhibits to the Company's Quarterly Report on Form 10-Q (File No. 000-50801) filed with the Securities and Exchange Commission on November 15, 2004.

(9)
Incorporated herein by reference into this document from the Exhibits to the Company's Annual Report on Form 10-K (File No. 000-50801) filed with the Securities and Exchange Commission on March 12, 2012.

(10)	Incorporated herein by reference into this document from the Appendix to the Proxy Statement (File No. 000-50801) filed with the Securities and Exchange Commission on March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.

By:    /s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
April 18, 2013