Form 10-Q
period 2013-03-31
SI Financial Group, Inc.
filed 2013-05-09
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
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

As of May 3, 2013, there were 10,111,757 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	March 31, 2013	December 31, 2012
ASSETS:
Cash and due from banks:
Noninterest-bearing	$11,710	$16,364
Interest-bearing	23,541	21,325
Total cash and cash equivalents	35,251	37,689

Available for sale securities, at fair value	196,101	176,513
Loans held for sale	4,911	5,069
Loans receivable (net of allowance for loan losses of $6,328 at March 31, 2013 and $6,387 at December 31, 2012)	671,770	685,163
Federal Home Loan Bank stock, at cost	7,753	8,078
Bank-owned life insurance	9,128	9,060
Premises and equipment, net	11,660	11,216
Goodwill	3,451	3,451
Accrued interest receivable	3,147	3,215
Deferred tax asset, net	4,619	4,639
Other real estate owned, net	999	1,293
Prepaid FDIC deposit insurance assessment	1,149	1,312
Other assets	7,239	6,552
Total assets	$957,178	$953,250

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$83,539	$89,834
Interest-bearing	629,639	615,314
Total deposits	713,178	705,148

Mortgagors' and investors' escrow accounts	1,717	3,207
Federal Home Loan Bank advances	96,069	98,069
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	12,251	12,819
Total liabilities	831,463	827,491

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 10,111,757 shares issued and outstanding at March 31, 2013; 10,112,310 shares issued and outstanding at December 31, 2012)	101	101
Additional paid-in-capital	94,910	94,810
Unallocated common shares held by ESOP	(4,968)	(5,088)
Unearned restricted shares	(2,091)	(2,210)
Retained earnings	36,363	36,733
Accumulated other comprehensive income	1,400	1,413
Total shareholders' equity	125,715	125,759
Total liabilities and shareholders' equity	$957,178	$953,250

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income:
Loans, including fees	$7,523	$7,635
Securities:
Taxable interest	1,022	1,557
Tax-exempt interest	—	1
Dividends	—	16
Other	10	12
Total interest and dividend income	8,555	9,221

Interest expense:
Deposits	1,352	1,595
Federal Home Loan Bank advances	775	849
Subordinated debt	83	107
Total interest expense	2,210	2,551

Net interest income	6,345	6,670

Provision for loan losses	135	484

Net interest income after provision for loan losses	6,210	6,186

Noninterest income:
Total other-than-temporary impairment losses on securities	—	(409)
Portion of losses recognized in other comprehensive income	—	373
Net impairment losses recognized in earnings	—	(36)
Service fees	1,216	1,210
Wealth management fees	257	1,067
Increase in cash surrender value of bank-owned life insurance	68	72
Net gain on sales of securities	3	317
Mortgage banking	579	279
Net gain (loss) on fair value of derivatives	47	(49)
Net loss on disposal of SI Trust Servicing operations	—	(486)
Other	270	387
Total noninterest income	2,440	2,761

Noninterest expenses:
Salaries and employee benefits	4,408	4,238
Occupancy and equipment	1,383	1,486
Computer and electronic banking services	868	993
Outside professional services	952	364
Marketing and advertising	130	152
Supplies	100	137
FDIC deposit insurance and regulatory assessments	233	272
Other	507	708
Total noninterest expenses	8,581	8,350

Income before income tax provision	69	597
Income tax provision	146	194
Net (loss) income	$(77)	$403

(Loss) earnings per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands / Unaudited)

	Three Months Ended March 31,
	2013	2012

Net (loss) income	$(77)	$403
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on available for sale securities:
Net unrealized holding (loss) gain on available for sale securities	(4)	627
Reclassification adjustment for gains recognized in net (loss) income (1)	(2)	(209)
Plus: credit portion of OTTI losses recognized in net (loss) income (2)	—	24
Plus: noncredit portion of OTTI (loss) gain on available for sale securities	(35)	360
Net unrealized holding (losses) gains on available for sale securities	(41)	802
Net unrealized gain on interest-rate swap derivative	28	5
Other comprehensive (loss) income	(13)	807
Comprehensive (loss) income	$(90)	$1,210

(1) Amounts are included in net gain on the sales of securities in noninterest income on the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2013 and 2012 was $1,000 and $108,000, respectively.
(2) Amounts are included in net impairment losses recognized in (loss) earnings in noninterest income on the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2012 was $12,000. There were no impairment losses recognized in net loss for the three months ended March 31, 2013.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2012	10,112,310	$101	$94,810	$(5,088)	$(2,210)	$36,733	$1,413	$125,759
Comprehensive loss	—	—	—	—	—	(77)	(13)	(90)
Cash dividends declared ($0.03 per share)	—	—	—	—	—	(287)	—	(287)
Equity incentive plan compensation	—	—	73	—	119	—	—	192
Allocation of 12,159 ESOP shares	—	—	24	120	—	—	—	144
Tax benefit from share-based compensation	—	—	3	—	—	—	—	3
Common shares repurchased	(553)	—	—	—	—	(6)	—	(6)
Balance at March 31, 2013	10,111,757	$101	$94,910	$(4,968)	$(2,091)	$36,363	$1,400	$125,715

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(77)	$403
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	135	484
Employee stock ownership plan expense	144	128
Equity incentive plan expense	192	29
Excess tax benefit from share-based compensation	(3)	(3)
Amortization of investment premiums and discounts, net	307	325
Amortization of loan premiums and discounts, net	346	206
Depreciation and amortization of premises and equipment	424	501
Amortization of core deposit intangible	—	3
Net gain on sales of securities	(3)	(317)
Net (gain) loss on fair value of derivatives	(47)	49
Deferred income tax provision	26	—
Loans originated for sale	(13,136)	(7,002)
Proceeds from sale of loans held for sale	13,520	11,049
Net loss on disposal of SI Trust Servicing operations	—	486
Net gain on sales of loans held for sale	(522)	(218)
Net gain on sales of loans held for investment	(201)	—
Net loss on sales or write-downs of other real estate owned	25	11
Increase in cash surrender value of bank-owned life insurance	(68)	(72)
Other-than-temporary impairment losses on securities	—	36
Change in operating assets and liabilities:
Accrued interest receivable	60	66
Other assets	(211)	(99)
Accrued expenses and other liabilities	(493)	136
Net cash provided by operating activities	418	6,201

Cash flows from investing activities:
Purchases of available for sale securities	(31,359)	(27,712)
Proceeds from sales of available for sale securities	1,000	9,336
Proceeds from maturities of and principal repayments on available for sale securities	10,406	18,150
Redemption of Federal Home Loan Bank stock	325	—
Net decrease (increase) in loans	13,190	(14,381)
Purchases of loans	(3,549)	—
Proceeds from sales of loans held for investment	3,197	—
Proceeds from sales of other real estate owned	552	700
Purchases of premises and equipment	(868)	(335)
Net cash used in investing activities	(7,106)	(14,242)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Net increase in deposits	8,030	19,261
Net decrease in mortgagors' and investors' escrow accounts	(1,490)	(1,541)
Proceeds from Federal Home Loan Bank advances	4,000	—
Repayments of Federal Home Loan Bank advances	(6,000)	—
Excess tax benefit from share-based compensation	3	3
Cash dividends on common stock	(287)	(300)
Common shares repurchased	(6)	(6)
Net cash provided by financing activities	4,250	17,417

Net change in cash and cash equivalents	(2,438)	9,376
Cash and cash equivalents at beginning of period	37,689	48,412
Cash and cash equivalents at end of period	$35,251	$57,788

Supplemental cash flow information:
Interest paid	$2,184	$2,513
Income taxes paid, net	862	13
Transfer of loans to other real estate owned	283	119

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty offices in eastern Connecticut. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans.  In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s offices. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2012 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the year ending December 31, 2013 or for any other period.

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

Reclassifications
Certain amounts in the Company’s 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.  Such reclassifications had no effect on net income.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

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

Management considers all nonaccrual loans, with the exception of certain consumer loans, to be impaired. Also, all TDRs are initially classified as impaired.  In most cases, loan payments less than 90 days past due are considered minor collection delays and the related loans are generally not considered impaired.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

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

Commercial Business – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and reduced viability of the industry in which the customer operates will have a negative impact on the credit quality in this segment. To a lesser but increasing extent, the Bank provides financing for investors in the time share industry, which are secured by consumer receivables, and finances capital improvements for condominium associations, which are secured by the assigned rights to levy special assessments to condominium owners.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

In computing the allowance for loan losses, we do not assign a general valuation allowance to the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans that we purchase as such loans are fully guaranteed. These loans are included in commercial business loans. See Note 4 for details.

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

Common Share Repurchases
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

Recent Accounting Pronouncements
Disclosures about Offsetting Assets and Liabilities – In December 2011, the Financial Accounting Standards Board ("FASB") amended its standard related to disclosure requirements for offsetting assets and liabilities. Under this amendment, an entity will be required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update were effective for annual reporting periods beginning on or after

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by these amendments retrospectively for all comparative periods presented. The adoption of this amendment had no impact on the Company's consolidated financial statements.

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities - In January 2013, the FASB issued amendments to clarify that the scope of Disclosures about Offsetting Assets and Liabilities applies to derivatives accounted for in accordance with Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and securities lending transactions that are either offset in accordance with applicable guidance or subject to an enforceable master netting arrangement or similar agreement. The amendments in this update were effective for fiscal years beginning on or after
January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this amendment had no impact on the Company's consolidated financial statements.

Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2012, the FASB issued an amendment to improve the transparency of reporting these reclassifications by requiring an organization to 1) present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income and 2) cross-reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. The amendments were effective for reporting periods beginning after December 15, 2012. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements. See Consolidated Statements of Comprehensive (Loss) Income.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Unvested restricted shares are considered outstanding in the computation of basic earnings (loss) per share since the shares participate in dividends and the rights to the dividends are non-forfeitable. Diluted earnings (loss) per share is computed in a manner similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock options. Repurchased common shares and unallocated common shares held by the Bank’s ESOP are not deemed outstanding for earnings (loss) per share calculations.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings (loss) per share calculations. The Company had anti-dilutive common shares outstanding of 481,254 and 343,807 for the three months ended March 31, 2013 and 2012, respectively. For the quarter ended March 31, 2013, all common stock equivalents were anti-dilutive and were not included in the computation of loss per share.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

The computation of (loss) earnings per share is as follows:

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Except Share Data)
Net (loss) income	$(77)	$403

Weighted average common shares outstanding:
Basic	9,555,940	9,971,292
Effect of dilutive stock options	—	27,023
Diluted	9,555,940	9,998,315

(Loss) earnings per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04

NOTE 3.  SECURITIES

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$52,732	$1,333	$(23)	$54,042
Government-sponsored enterprises	26,116	536	—	26,652
Mortgage-backed securities:(2)
Agency - residential	89,473	1,993	(56)	91,410
Non-agency - residential	4,409	40	(110)	4,339
Non-agency - HELOC	2,402	—	(69)	2,333
Corporate debt securities	7,537	218	—	7,755
Collateralized debt obligations	5,882	—	(1,557)	4,325
Obligations of state and political subdivisions	4,976	244	—	5,220
Foreign government securities	25	—	—	25
Total available for sale securities	$193,552	$4,364	$(1,815)	$196,101

(1) Net of OTTI write-downs recognized in earnings.
(2) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

	December 31, 2012
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$55,027	$1,255	$(23)	$56,259
Government-sponsored enterprises	23,388	579	—	23,967
Mortgage-backed securities:(2)
Agency - residential	69,399	2,211	(66)	71,544
Non-agency - residential	4,784	52	(124)	4,712
Non-agency - HELOC	2,555	—	(78)	2,477
Corporate debt securities	7,555	188	(49)	7,694
Collateralized debt obligations	5,993	—	(1,597)	4,396
Obligations of state and political subdivisions	5,152	262	—	5,414
Foreign government securities	50	—	—	50
Total available for sale securities	$173,903	$4,547	$(1,937)	$176,513

(1) Net of OTTI write-downs recognized in earnings.
(2) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at March 31, 2013 are presented below. Actual maturities of mortgage-backed securities ("MBS") may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because MBSs are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$8,950	$9,032
After 1 but within 5 years	24,773	25,470
After 5 but within 10 years	19,177	19,487
After 10 years	44,368	44,030
	97,268	98,019
Mortgage-backed securities	96,284	98,082
Total debt securities	$193,552	$196,101

The following is a summary of realized gains and losses on the sales of securities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Gross gains on sales	$3	$370
Gross losses on sales	—	(53)
Net gain on sale of securities	$3	$317

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

Proceeds from the sales of available for sales securities totaled $1.0 million and $9.3 million for the three months ended March 31, 2013 and 2012, respectively.

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
March 31, 2013:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$—	$—	$1,232	$23	$1,232	$23
Mortgage-backed securities:
Agency - residential	16,848	38	932	18	17,780	56
Non-agency - residential	2,283	16	1,356	94	3,639	110
Non-agency - HELOC	—	—	2,333	69	2,333	69
Collateralized debt obligations	—	—	4,325	1,557	4,325	1,557
Total	$19,131	$54	$10,178	$1,761	$29,309	$1,815

	Less Than 12 Months		12 Months Or More		Total
December 31, 2012:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$—	$—	$1,367	$23	$1,367	$23
Mortgage-backed securities:
Agency - residential	6,923	37	1,404	29	8,327	66
Non-agency - residential	1,926	8	1,417	116	3,343	124
Non-agency - HELOC	—	—	2,477	78	2,477	78
Corporate debt securities	—	—	946	49	946	49
Collateralized debt obligations	—	—	4,396	1,597	4,396	1,597
Total	$8,849	$45	$12,007	$1,892	$20,856	$1,937

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

To the extent that continued changes in interest rates, credit movements and other factors that influence fair value of investments occur, the Company may be required to record impairment charges for OTTI in future periods.

At March 31, 2013, sixteen debt securities with gross unrealized losses had aggregate depreciation of approximately 5.83% of the Company’s amortized cost basis. The majority of the unrealized losses related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities. No impairment charges on investments deemed other-than-temporarily impaired were recognized for the three months ended March 31, 2013 compared to $36,000 of net impairment charges recognized by the Company for the three months ended March 31, 2012. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at March 31, 2013.

U.S. Government and Agency Obligations. The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Mortgage-backed Securities - Non-agency - Residential. Despite significant improvement in the market, these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral. At March 31, 2013, management evaluated credit rating details for the tranche, as well as credit information on subordinate tranches, potential future credit losses and loss analyses. Additionally, management reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities. The Company has not recorded any further impairment losses as of March 31, 2013 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

The following table details the Company's non-agency residential mortgage-backed securities that were rated below investment grade at March 31, 2013:

Security	Class (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (2)	Total Credit- Related OTTI (3)	Credit Support Coverage Ratios (4)
(Dollars in Thousands)
MBS 1	SSNR, AS	$1,450	$—	$(94)	$1,356	D	$197	0.00
MBS 2	PT, AS	178	3	—	181	C	—	0.15
		$1,628	$3	$(94)	$1,537		$197

(1) Class definitions:  PT – Pass Through, AS – Accelerated, and SSNR – Super Senior.
(2) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3) The OTTI amounts provided in the table represent cumulative credit loss amounts through March 31, 2013.
(4) The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of loans within the delinquency pipeline.  The assumptions used are:  current collateral support/((60 day delinquencies x .60) + (90 day delinquencies x .70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

Mortgage-backed Securities - Non-agency - HELOC. The unrealized loss on the Company’s non-agency - HELOC mortgage-backed security is related to one investment grade security whose market has been illiquid. This security is collateralized by home equity lines of credit secured by first and second liens and insured by Financial Security Assurance. At March 31, 2013, management evaluated credit rating details, collateral support and loss analyses. All of the unrealized losses on this security relate to factors other than credit. Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at March 31, 2013.

Collateralized Debt Obligations. The unrealized losses on the Company’s collateralized debt obligations relate to investments in pooled trust preferred securities (“PTPS”). The PTPS market has stabilized at depressed market values as a result of market saturation. Transactions for PTPS have been limited and have occurred primarily as a result of distressed or forced liquidation sales. The securities were widely held by hedge funds and European banks and used to offset interest rate exposure tied to LIBOR. As the positions have unwound, an excess supply of these securities have saturated the market.

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS. Management also reviewed analytics provided by the trustee and independent OTTI reviews and associated cash flow analyses performed by an independent third party. The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support. The increased number of bank and insurance company failures has decreased the level of credit support for these investments. A number of lower tranches have foregone payments or have received payment in kind through increased principal allocations. However, the number of deferring securities has been decreasing and a number of reinstatements have occurred recently. Based on the existing credit profile of the remainder of the Company's PTPS investments, management does not believe that these investments will suffer from any further credit-related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at March 31, 2013.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

The following table details the Company's collateralized debt obligations that are rated below investment grade at March 31, 2013:

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit- Related OTTI (2)	% of Current Performing Collateral Coverage
(Dollars in Thousands)
CDO 1	B1	$1,000	$—	$(558)	$442	CCC-	$—	107.0
CDO 2	B3	1,000	—	(539)	461	CCC-	—	107.0
CDO 3	A2	2,578	—	(226)	2,352	B-	62	125.0
CDO 4	A1	1,304	—	(234)	1,070	BB-	—	166.9
		$5,882	$—	$(1,557)	$4,325		$62

(1) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2) The OTTI amounts provided in the table represent cumulative credit loss amounts through March 31, 2013.

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive (loss) income for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Balance at beginning of period	$259	$1,207
Additional credit losses for which OTTI losses were previously recognized	—	36
Balance at end of period	$259	$1,243

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$226,949	$230,664
Multi-family and commercial	193,848	201,951
Construction	3,216	3,284
Total real estate loans	424,013	435,899

Commercial business loans:
SBA and USDA guaranteed	141,897	148,385
Other (1)	72,004	65,142
Total commercial business loans	213,901	213,527

Consumer loans:
Home equity	27,594	28,375
Indirect automobile	8,732	9,652
Other	2,176	2,353
Total consumer loans	38,502	40,380

Total loans	676,416	689,806

Deferred loan origination costs, net of fees	1,682	1,744
Allowance for loan losses	(6,328)	(6,387)
Loans receivable, net	$671,770	$685,163

(1) Includes $28.7 million and $23.3 million in time share loans and $15.8 million and $15.5 million in condominium association loans at March 31, 2013 and December 31, 2012, respectively.

The Company purchased commercial business loans totaling $3.5 million for the three months ended March 31, 2013. For the twelve months ended December 31, 2012, the Company purchased commercial business loans and consumer loans totaling $42.9 million and $6.9 million, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

Allowance for Loan Losses
Changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 are as follows:

Three Months Ended March 31, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,125	$3,028	$22	$1,735	$477	$6,387
Provision (credit) for loan losses	242	71	5	(201)	18	135
Loans charged-off	(266)	—	—	—	(40)	(306)
Recoveries of loans previously charged-off	—	69	—	—	43	112
Balance at end of period	$1,101	$3,168	$27	$1,534	$498	$6,328

Three Months Ended March 31, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$759	$2,337	$280	$1,148	$446	$4,970
Provision (credit) for loan losses	37	340	88	(22)	41	484
Loans charged-off	(63)	—	—	—	(19)	(82)
Recoveries of loans previously charged-off	2	1	—	1	2	6
Balance at end of period	$735	$2,678	$368	$1,127	$470	$5,378

Further information pertaining to the allowance for loan losses at March 31, 2013 and December 31, 2012 is as follows:

March 31, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$430	$307	$—	$—	$—	$737
Allowance for loans individually or collectively evaluated and not deemed to be impaired	671	2,861	27	1,534	498	5,591
Total allowance for loan losses	$1,101	$3,168	$27	$1,534	$498	$6,328

Loans individually evaluated and deemed to be impaired	$7,714	$3,322	$—	$423	$290	$11,749
Loans individually or collectively evaluated and not deemed to be impaired	219,235	190,526	3,216	213,478	38,212	664,667
Total loans	$226,949	$193,848	$3,216	$213,901	$38,502	$676,416

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

December 31, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$454	$88	$—	$39	$—	$581
Allowance for loans individually or collectively evaluated and not deemed to be impaired	671	2,940	22	1,696	477	5,806
Total allowance for loan losses	$1,125	$3,028	$22	$1,735	$477	$6,387

Loans individually evaluated and deemed to be impaired	$6,991	$5,873	$—	$618	$361	$13,843
Loans individually or collectively evaluated and not deemed to be impaired	223,673	196,078	3,284	212,909	40,019	675,963
Total loans	$230,664	$201,951	$3,284	$213,527	$40,380	$689,806

Past Due Loans
The following represents an aging of loans at March 31, 2013 and December 31, 2012:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$2,451	$365	$3,125	$5,941	$221,008	$226,949
Multi-family and commercial	—	—	1,836	1,836	192,012	193,848
Construction	—	—	—	—	3,216	3,216
Commercial Business:
SBA and USDA guaranteed	3,248	447	—	3,695	138,202	141,897
Other	—	243	423	666	71,338	72,004
Consumer:
Home equity	—	—	233	233	27,361	27,594
Indirect automobile	48	—	—	48	8,684	8,732
Other	2	—	—	2	2,174	2,176
Total	$5,749	$1,055	$5,617	$12,421	$663,995	$676,416

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$3,245	$1,725	$3,285	$8,255	$222,409	$230,664
Multi-family and commercial	4,149	—	1,266	5,415	196,536	201,951
Construction	—	—	—	—	3,284	3,284
Commercial Business:
SBA and USDA guaranteed	5,014	1,087	—	6,101	142,284	148,385
Other	—	—	541	541	64,601	65,142
Consumer:
Home equity	216	—	361	577	27,798	28,375
Indirect automobile	19	—	—	19	9,633	9,652
Other	21	—	—	21	2,332	2,353
Total	$12,664	$2,812	$5,453	$20,929	$668,877	$689,806

The Company did not have any loans that were past due 90 days or more and still accruing interest at March 31, 2013 or December 31, 2012 .

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at March 31, 2013 and December 31, 2012:

	Impaired Loans
March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$5,026	$5,293	$—	$4,955
Multi-family and commercial	1,930	1,930	—	1,497
Commercial business - Other	423	423	—	423
Consumer - Home equity	290	340	—	295
Total impaired loans without valuation allowance	7,669	7,986	—	7,170

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,688	2,695	430	947
Multi-family and commercial	1,392	1,482	307	817
Total impaired loans with valuation allowance	4,080	4,177	737	1,764
Total impaired loans	$11,749	$12,163	$737	$8,934

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,866	$4,013	$—	$3,855
Multi-family and commercial	4,407	4,407	—	1,522
Commercial business - Other	546	546	—	470
Consumer - Home equity	361	435	—	366
Total impaired loans without valuation allowance	9,180	9,401	—	6,213

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	3,125	3,125	454	1,133
Multi-family and commercial	1,466	1,556	88	236
Commercial business - Other	72	72	39	72
Total impaired loans with valuation allowance	4,663	4,753	581	1,441
Total impaired loans	$13,843	$14,154	$581	$7,654

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

Additional information related to impaired loans is as follows:

	Three Months Ended March 31,
	2013			2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$7,353	$31	$15	$5,478	$66	$66
Multi-family and commercial	4,597	45	—	9,164	64	—
Commercial business - Other	454	6	4	640	—	—
Consumer - Home equity	392	16	15	316	—	—
Total	$12,796	$98	$34	$15,598	$130	$66

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

Credit Quality Information
The Company utilizes an eight-grade internal loan rating system for all loans in the portfolio, with the exception of its purchased SBA and USDA commercial business loans that are fully guaranteed by the U.S. government, as follows:

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

o
Loss (Rating 8): Loans in this category are considered uncollectible and of such little value that their continuance as assets, without establishment of a specific valuation allowance or charge-off, is not warranted.

Management periodically reviews the ratings described above and the Company’s internal audit function reviews components of the credit files, including the assigned risk ratings, of certain commercial loans as part of its loan review.

The following tables present the Company’s loans by risk rating at March 31, 2013 and December 31, 2012:

March 31, 2013	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$217,929	$681	$8,339	$—	$—	$226,949
Multi-family and commercial	—	175,203	7,034	11,611	—	—	193,848
Construction	—	3,216	—	—	—	—	3,216
Total real estate loans	—	396,348	7,715	19,950	—	—	424,013

Commercial Business:
SBA and USDA guaranteed	141,897	—	—	—	—	—	141,897
Other	—	67,967	3,033	1,004	—	—	72,004
Total commercial business loans	141,897	67,967	3,033	1,004	—	—	213,901

Consumer:
Home equity	—	27,250	—	344	—	—	27,594
Indirect automobile	—	8,732	—	—	—	—	8,732
Other	—	2,176	—	—	—	—	2,176
Total consumer loans	—	38,158	—	344	—	—	38,502
Total loans	$141,897	$502,473	$10,748	$21,298	$—	$—	$676,416

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

December 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$222,262	$723	$7,679	$—	$—	$230,664
Multi-family and commercial	—	185,141	5,321	11,489	—	—	201,951
Construction	—	3,284	—	—	—	—	3,284
Total real estate loans	—	410,687	6,044	19,168	—	—	435,899

Commercial Business:
SBA and USDA guaranteed	148,385	—	—	—	—	—	148,385
Other	—	61,047	3,399	696	—	—	65,142
Total commercial business loans	148,385	61,047	3,399	696	—	—	213,527

Consumer:
Home equity	—	27,960	—	415	—	—	28,375
Indirect automobile	—	9,652	—	—	—	—	9,652
Other	—	2,353	—	—	—	—	2,353
Total consumer loans	—	39,965	—	415	—	—	40,380
Total loans	$148,385	$511,699	$9,443	$20,279	$—	$—	$689,806

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

The Company’s nonaccrual policy is followed for TDRs. If the loan was current prior to modification, nonaccrual status would not be required. If the loan was on nonaccrual prior to modification or if the payment amount significantly increases, the loan will remain on nonaccrual for a period of at least six months. Loans qualify for return to accrual status once the borrower has demonstrated the willingness and the ability to perform in accordance with the restructured terms of the loan agreement for a period of not less than six consecutive months.

All TDRs are initially reported as impaired. Impaired classification may be removed after the year of restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar risk characteristics at the time of restructuring.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

The following table provides information on loans modified as TDRs during the three months ended March 31, 2013. There were no loans modified as TDRs during the three months ended March 31, 2012.

			Allowance for
	Number	Recorded	Loan Losses
	of Loans	Investment	(End of Period)
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$413	$72
Total	1	$413	$72

During the modification process, there was no loan charge-off or principal reduction for the loan included in the above table.

The following table provides the recorded investment, by type of modification for loans identified as TDRs and modified during the three months ended March 31, 2013 (in thousands). There were no loans modified as TDRs during the three months ended March 31, 2012.

Interest rate adjustments	$—
Principal deferrals	—
Combination of rate and payment	—
Combination of rate and maturity (1)	413
Total	$413

(1) Terms include combination of interest rate adjustments and extensions of maturity.

For the three months ended March 31, 2013, there were no TDRs that were in payment default (defined as 90 days or more past due).

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(In Thousands)
Land	$2,890	$2,098
Buildings	6,992	7,052
Leasehold improvements	7,565	7,563
Furniture and equipment	11,067	10,867
Construction in process	18	84
	28,532	27,664
Accumulated depreciation and amortization	(16,872)	(16,448)
Premises and equipment, net	$11,660	$11,216

At March 31, 2013 and December 31, 2012, construction in process related to design and site costs associated with a new branch location. At December 31, 2012, the Company had an outstanding commitment for the purchase of land totaling $450,000, which was subsequently purchased during the quarter ended March 31, 2013.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

NOTE 6.  OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net (loss) income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net (loss) income are components of comprehensive (loss) income.

Components of other comprehensive (loss) income and related tax effects are as follows:

	Three Months Ended March 31, 2013
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding losses on available for sale securities	$(5)	$1	$(4)
Reclassification adjustment for gains recognized in net loss	(3)	1	(2)
Noncredit portion of OTTI losses on available for sale securities	(53)	18	(35)
Unrealized holding losses on available for sale securities, net of taxes	(61)	20	(41)
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	43	(15)	28
Other comprehensive loss	$(18)	$5	$(13)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	March 31, 2013
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$2,868	$(975)	$1,893
Noncredit portion of OTTI losses on available for sale securities	(319)	108	(211)
Net unrealized loss on effective cash flow hedging derivative	(427)	145	(282)
Accumulated other comprehensive income	$2,122	$(722)	$1,400

	December 31, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$2,876	$(977)	$1,899
Noncredit portion of OTTI losses on available for sale securities	(266)	90	(176)
Net unrealized loss on effective cash flow hedging derivative	(470)	160	(310)
Accumulated other comprehensive income	$2,140	$(727)	$1,413

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined). As of March 31, 2013 and December 31, 2012, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since then that management believes have changed the Bank’s regulatory category. As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, quantitatively in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

The Bank’s actual capital amounts and ratios as of March 31, 2013 and December 31, 2012 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$104,374	11.10%	$37,600	4.00%	$47,000	5.00%
Tier I Risk-based Capital Ratio	104,374	19.90	20,985	4.00	31,477	6.00
Total Risk-based Capital Ratio	110,933	21.15	41,970	8.00	52,462	10.00
Tangible Equity Ratio	104,374	11.10	14,100	1.50	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$103,547	11.08%	$37,382	4.00%	$46,727	5.00%
Tier I Risk-based Capital Ratio	103,547	20.20	20,504	4.00	30,757	6.00
Total Risk-based Capital Ratio	109,751	21.41	41,009	8.00	51,262	10.00
Tangible Equity Ratio	103,547	11.08	14,018	1.50	N/A	N/A

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

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

Level 3:
Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.     Transfers between levels are recognized at the end of a reporting period, if applicable.

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

•
Securities available for sale. Included in the available for sale category are both debt and equity securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes a nationally-recognized, third-party pricing service to estimate fair value measurements for the majority of its portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data, but these prices do not represent binding quotes. The fair value prices on all investments are reviewed for reasonableness by management. Securities measured at fair value in Level 3 include collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

not exist based on a significant reduction in trading volume and widening spreads relative to historical levels. The Company estimates future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

•	Federal Home Loan Bank stock. The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption provisions of the FHLB.

•	Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

•
Loans receivable. For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate loans are estimated by discounting the future cash flows using the rates at the end of the period in which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

•
Forward loan sale commitments and derivative loan commitments. Forward loan sale commitments and derivative loan commitments are based on the fair values of the underlying mortgage loans, including the servicing rights for derivative loan commitments, and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.

•
Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2013.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,031	$53,011	$—	$54,042
Government-sponsored enterprises	—	26,652	—	26,652
Mortgage-backed securities	—	98,082	—	98,082
Corporate debt securities	—	7,755	—	7,755
Collateralized debt obligations	—	—	4,325	4,325
Obligations of state and political subdivisions	—	5,220	—	5,220
Foreign government securities	—	25	—	25
Forward loan sale commitments and derivative loan commitments	—	—	228	228
Total assets	$1,031	$190,745	$4,553	$196,329

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$19	$19
Interest rate swap agreements	—	762	—	762
Total liabilities	$—	$762	$19	$781

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,035	$55,224	$—	$56,259
Government-sponsored enterprises	—	23,967	—	23,967
Mortgage-backed securities	—	78,733	—	78,733
Corporate debt securities	—	7,694	—	7,694
Collateralized debt obligations	—	—	4,396	4,396
Obligations of state and political subdivisions	—	5,414	—	5,414
Foreign government securities	—	50	—	50
Forward loan sale commitments and derivative loan commitments	—	—	17	17
Total assets	$1,035	$171,082	$4,413	$176,530

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$4	$4
Interest rate swap agreements	—	849	—	849
Total liabilities	$—	$849	$4	$853

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets (liabilities):

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2012	$4,396	$13
Total realized and unrealized gains included in net loss	—	196
Total unrealized losses included in other comprehensive loss	(71)	—
Balance at March 31, 2013	$4,325	$209

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets for the periods presented. There were no liabilities measured at fair value on a nonrecurring basis for the periods presented.

	At March 31, 2013			At December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$1,636	$—	$—	$1,616
Other real estate owned	—	—	999	—	—	1,293
Total assets	$—	$—	$2,635	$—	$—	$2,909

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Impaired loans	$316	$144
Other real estate owned	12	—
Total assets	$328	$144

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
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2013 and December 31, 2012. The estimated fair value amounts at March 31, 2013 and December 31, 2012 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of March 31, 2013 and December 31, 2012, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$35,251	$35,251	$—	$—	$35,251
Available for sale securities	196,101	1,031	190,745	4,325	196,101
Loans held for sale	4,911	—	—	4,997	4,997
Loans receivable, net	671,770	—	—	691,560	691,560
Federal Home Loan Bank stock	7,753	—	—	7,753	7,753
Accrued interest receivable	3,147	—	—	3,147	3,147
Financial Liabilities:
Deposits	713,178	—	—	716,920	716,920
Mortgagors' and investors' escrow accounts	1,717	—	—	1,717	1,717
Federal Home Loan Bank advances	96,069	—	100,200	—	100,200
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,672	—	5,672
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	131	—	—	131	131
Forward loan sale commitments	97	—	—	97	97
Liabilities:
Derivative loan commitments	4	—	—	4	4
Forward loan sale commitments	15	—	—	15	15
Interest rate swap agreements	762	—	762	—	762

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$37,689	$37,689	$—	$—	$37,689
Available for sale securities	176,513	1,035	171,082	4,396	176,513
Loans held for sale	5,069	—	—	5,232	5,232
Loans receivable, net	685,163	—	—	703,925	703,925
Federal Home Loan Bank stock	8,078	—	—	8,078	8,078
Accrued interest receivable	3,215	—	—	3,215	3,215
Financial Liabilities:
Deposits	705,148	—	—	709,357	709,357
Mortgagors' and investors' escrow accounts	3,207	—	—	3,207	3,207
Federal Home Loan Bank advances	98,069	—	102,919	—	102,919
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,268	—	5,268
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	13	—	—	13	13
Forward loan sale commitments	4	—	—	4	4
Liabilities:
Derivative loan commitments	3	—	—	3	3
Forward loan sale commitments	1	—	—	1	1
Interest rate swap agreements	849	—	849	—	849

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

At March 31, 2013 and December 31, 2012, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	March 31, 2013	December 31, 2012

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.28%	0.31%
Weighted average maturity in years	2.7	3.0
Unrealized loss relating to interest rate swap	$427	$470

At March 31, 2013 and December 31, 2012, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended March 31, 2013 and December 31, 2012, related to the balance sheet hedging of long-term debt indicate that the hedge was 100% effective and that there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The Company had previously posted collateral of $600,000 in the normal course of business for a derivative instrument, with a credit-related contingent feature, that was in a net liability position at March 31, 2013 and December 31, 2012.

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

At March 31, 2013 and December 31, 2012, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.31%	0.35%
Weighted average maturity in years	3.8	4.0

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

The Company reported a loss in fair value on the interest rate swap not designated as a hedge of $335,000 and $53,000 in noninterest income for three months ended March 31, 2013 and 2012, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decrease. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated mortgage loan commitment was $9.0 million at March 31, 2013. At March 31, 2013, the fair values of such commitments were a net asset of $127,000.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesiginated forward loan sale commitments was $6.2 million at March 31, 2013. The fair value of such commitments was a net asset of $82,000 at March 31, 2013.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at March 31, 2013 and December 31, 2012.

		March 31, 2013		December 31, 2012
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(427)	$8,000	$(470)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(335)	15,000	(379)
Derivative loan commitments	Other Assets	8,991	127	7,844	10
Forward loan sale commitments	Other Assets	6,210	82	5,919	3

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

NOTE 10. ACQUISITION OF NEWPORT BANCORP, INC.

On March 5, 2013, the Company entered into a definitive merger agreement to acquire Newport Bancorp, Inc. Under the terms of the merger agreement, the shareholders of Newport Bancorp will have the right to elect to receive either $17.55 in cash or 1.5129 shares of SI Financial Group's common stock in exchange for each share of Newport Bancorp held by them, subject to proration and allocation procedures so that 50% of the outstanding shares of Newport Bancorp common stock is converted into Company common stock and the balance is converted into the cash consideration. The acquisition will add approximately $430.6 million in assets, $356.1 million in loans and $281.5 million in deposits before acquisition accounting adjustments, as well as six full-service banking offices. The Company incurred merger-related costs totaling $684,000 (pre-tax) during the quarter ended March 31, 2013. The Company anticipates the transaction will close in the third quarter of 2013, subject to shareholder and regulatory approvals.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2013 and December 31, 2012 and the results of operations for the three months ended March 31, 2013 and 2012. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the determination of allowance for loan losses, OTTI of securities, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2012 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Assets:
Summary. Assets increased $3.9 million, or 0.4%, to $957.2 million at March 31, 2013 from $953.3 million at December 31, 2012, principally due to increases of $19.6 million in available for sale securities, offset by decreases of $13.4 million in net loans receivable and $2.4 million in cash and cash equivalents. Securities increased with the purchase of primarily mortgage-backed securities and government-sponsored enterprise securities.

Loans Receivable, Net. Net loans receivable decreased $13.4 million for the period ended March 31, 2013. Loan originations decreased $464,000 during the first quarter of 2013 compared to 2012 mainly due to declines in commercial mortgage loan originations of $22.5 million, offset by increases in commercial business and residential mortgage loan originations of $18.0 million and $3.3 million, respectively. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 33.6% of the total loan portfolio at March 31, 2013. The residential mortgage portfolio decreased $3.7 million, or 1.6%, primarily due to the sale of $13.3 million of fixed-rate residential mortgage loans, offset by the increase of $3.3 million in residential mortgage loan originations during the first quarter of 2013 over the comparable period in 2012.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 28.7% of total loans at March 31, 2013 and decreased $8.1 million, or 4.0%, during the first quarter of 2013. Loan originations for multi-family and commercial real estate loans decreased $22.5 million during the first three months of 2013 compared to the same period in 2012.

•	Construction. Construction loans, which include both residential and commercial construction loans, decreased $68,000 as a result of loans converting to permanent mortgage loans.

•
Commercial Business. Commercial business loans represented 31.6% of total loans at March 31, 2013. Commercial business loans increased $374,000, or 0.2%, primarily due to an increase of $18.0 million in commercial business loan originations, which includes unfunded lines of credit, and the purchase of $3.5 million in SBA and USDA guaranteed loans, partially offset by the sale of $3.0 million of SBA and USDA guaranteed loans during the first quarter of 2013. Commercial business loans included growth in specialized products such as time share and condominium lending of $5.4 million and $318,000, respectively. At March 31, 2013, time share loans outstanding totaled $28.7 million and unfunded lines of credit related to time share lending totaled $14.3 million as a result of an experienced lender dedicated to identifying new opportunities for growth within the time share industry.

•
Consumer. Consumer loans represented 5.7% of the Company’s total loan portfolio at March 31, 2013. Consumer loans decreased $1.9 million during the first quarter of 2013. Indirect automobile loans, home equity loans and other consumer loans decreased $920,000, $781,000 and $177,000, respectively. Loan originations for consumer loans totaled $2.8 million, representing an increase of $695,000 for the three months ended March 31, 2013 from the comparable period in 2012.

The allowance for loan losses totaled $6.3 million at March 31, 2013 compared to $6.4 million at December 31, 2012. The ratio of the allowance for loan losses to total loans increased from 0.93% at December 31, 2012 to 0.94% at March 31, 2013.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
Nonaccrual loans:
Real estate loans:
Residential - 1 to 4 family	$5,902	$4,988
Multi-family and commercial	2,314	1,758
Total real estate loans	8,216	6,746
Commercial business loans	423	542
Consumer loans:
Home equity	295	366
Total nonaccrual loans	8,934	7,654
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	8,934	7,654
Other real estate owned, net (2)	999	1,293
Total nonperforming assets	9,933	8,947
Accruing troubled debt restructurings	2,245	3,826
Total nonperforming assets and troubled debt restructurings	$12,178	$12,773

Allowance for loan losses as a percent of nonperforming loans	70.83%	83.45%
Total nonperforming loans to total loans	1.32%	1.11%
Total nonperforming loans to total assets	0.93%	0.80%
Total nonperforming assets and troubled debt restructurings to total assets	1.27%	1.34%

(1) Includes nonperforming TDRs totaling $1.1 million and $504,000 at March 31, 2013 and December 31, 2012, respectively.
(2) Other real estate owned balances are shown net of related write-downs or valuation allowance.

Nonperforming residential - 1 to 4 family and multi-family and commercial real estate loans increased $914,000 and $556,000, respectively, at March 31, 2013. Nonperforming loans are expected to remain elevated in the short-term due to the extended foreclosure process in the State of Connecticut. The modification of loan terms, which may result in TDR classification, may be provided to borrowers when necessary to preserve the unpaid principal balance of certain loans.

Other real estate owned decreased $294,000 from December 31, 2012 to March 31, 2013, primarily as a result of the sale of one commercial property and two residential properties with an aggregate carrying value of $573,000, partially offset by the acquisition of three residential properties with carrying values totaling $284,000. At March 31, 2013, other real estate owned included four residential properties and two commercial properties.

Over the past year, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, a combination of deferred principal payments and interest rate concessions or a combination of maturity extensions and interest rate concessions. TDRs, which consisted of two commercial real estate loans and seventeen residential real estate loans, decreased to $3.3 million at March 31, 2013, compared to $4.3 million at December 31, 2012 due to principal payments and the removal of TDR classification for two loans that returned to their original contractual terms, offset by the addition of one residential real estate loan. Of the TDRs, $2.2 million and $3.8 million were accruing in accordance with their restructured terms at March 31, 2013 and December 31, 2012, respectively. The Company anticipates that these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $4.0 million, or 0.5%, to $831.5 million at March 31, 2013 compared to $827.5 million at December 31, 2012. Deposits increased $8.0 million, or 1.1%, which included increases in NOW and money market accounts of $12.6 million and savings account deposits of $1.6 million, offset by a decrease in noninterest-bearing deposits of $6.3 million. Deposits increased due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings, including subordinated debentures, decreased $2.0 million from $106.3 million at December 31, 2012 to $104.3 million at March 31, 2013, resulting from net repayments of Federal Home Loan Bank advances.

Equity:
Summary. Shareholders’ equity decreased $44,000 from $125.8 million at December 31, 2012 to $125.7 million at March 31, 2013. The decrease in shareholders’ equity was attributable to dividends of $287,000, net loss of $77,000 and a decline in unrealized gains on available for sale securities aggregating $41,000 (net of taxes), offset by the amortization of equity plans of $336,000 and an unrealized gain of $28,000 on an interest-rate swap derivative.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap designated as a hedge, net of taxes. Net unrealized gains on available for sale securities, net of taxes, remained at $1.7 million at March 31, 2013. The net unrealized loss on the interest rate swap, net of taxes, totaled $282,000 at March 31, 2013 compared to a net unrealized loss on the interest rate swap, net of taxes of $310,000 at December 31, 2012.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

General. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on the sale of securities, fees earned from mortgage banking activities, fees from deposits, trust and investment management services, insurance commissions and other fees. The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company reported a net loss of $77,000 for the quarter ended March 31, 2013, representing a decrease of $480,000, compared to net income of $403,000 for the quarter ended March 31, 2012. Lower net income for the first quarter of 2013 was the result of costs totaling $684,000 (pre-tax) associated with the previously announced merger agreement to acquire Newport Bancorp, Inc.

Interest and Dividend Income. Total interest and dividend income decreased $666,000, or 7.2%, to $8.6 million for the quarter ended March 31, 2013, compared to the same period in 2012. The decrease in interest income was due to lower yields on loans and securities, offset by an increase of $58.6 million in the average balance of loans. The yield earned on interest-earning assets decreased 24 basis points to 3.82%, with the yield on investment securities decreasing 49 basis points to 2.14% and the yield on loans decreasing 44 basis points to 4.43%. Average interest-earning assets decreased $5.4 million to $907.2 million during the first quarter of 2013, due to a decrease in the average balance of securities of $47.5 million and other interest earning assets of $16.6 million.

Interest Expense. For the quarter ended March 31, 2013, interest expense decreased $341,000, or 13.4%, to $2.2 million compared to $2.6 million for the same period in 2012, primarily due to lower rates paid on deposits and borrowings and decreases in the average balance of NOW and money market deposits and FHLB borrowings, offset by increases in the average balance of certificates of deposit and savings accounts. Average interest-bearing deposits decreased $4.6 million to $621.4 million and the average rate paid decreased 14 basis points to 0.88%. An increase in the average balance of certificates of deposit and savings accounts totaling $3.7 million and $1.1 million, respectively, was offset by a decrease in the average balance of NOW and money market accounts totaling $9.4 million, as certain customers shifted from NOW and money market accounts to certificates of deposit and savings accounts. The average balance of FHLB advances decreased $2.5 million and the average rate decreased 19 basis points to 3.22%. The average rate on subordinated debt decreased 114 basis points to 4.08% as a result of a decrease in the LIBOR rate.

Average Balance Sheet. The following sets forth information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yields and rates paid, interest rate spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated.

	At or For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$688,697	$7,523	4.43%	$630,078	$7,635	4.87%
Securities (3)	193,434	1,022	2.14	240,914	1,574	2.63
Other interest-earning assets	25,088	10	0.16	41,676	12	0.12
Total interest-earning assets	907,219	8,555	3.82	912,668	9,221	4.06

Noninterest-earning assets	45,221			49,837
Total assets	$952,440			$962,505

Interest-bearing liabilities:
Deposits:
Business checking	$59	—	—	$44	—	—
NOW and money market	304,556	116	0.15	313,981	215	0.28
Savings (4)	40,232	19	0.19	39,107	35	0.36
Certificates of deposit (5)	276,506	1,217	1.78	272,802	1,345	1.98
Total interest-bearing deposits	621,353	1,352	0.88	625,934	1,595	1.02

Federal Home Loan Bank advances	97,602	775	3.22	100,069	849	3.41
Subordinated debt	8,248	83	4.08	8,248	107	5.22
Total interest-bearing liabilities	727,203	2,210	1.23	734,251	2,551	1.40

Noninterest-bearing liabilities	98,835			96,278
Total liabilities	826,038			830,529

Total shareholders' equity	126,402			131,976

Total liabilities and shareholders' equity	$952,440			$962,505

Net interest-earning assets	$180,016			$178,417

Tax equivalent net interest income (3)		6,345			6,670

Tax equivalent interest rate spread (6)			2.59%			2.66%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.84%			2.94%

Average of interest-earning assets to average interest-bearing liabilities			124.75%			124.30%

Less tax equivalent adjustment (3)		—			—

Net interest income		$6,345			$6,670

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of operations.

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

	Three Months Ended March 31, 2013 and 2012
	Increase (Decrease) Due To
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(758)	$646	$(112)
Securities (3)	(267)	(285)	(552)
Other interest-earning assets	2	(4)	(2)
Total interest-earning assets	(1,023)	357	(666)
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(255)	12	(243)
Federal Home Loan Bank advances	(55)	(19)	(74)
Subordinated debt	(24)	—	(24)
Total interest-bearing liabilities	(334)	(7)	(341)
Change in net interest income	$(689)	$364	$(325)

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of operations.

(4) Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The provision for loan losses decreased $349,000 to $135,000 for the three months ended March 31, 2013, compared to the same period in 2012 due to a decrease in nonperforming loans and loans outstanding, offset by an increase in criticized and classified loans, including an increase in special mention and substandard loans of $1.3 million and $1.0 million, respectively. At March 31, 2013, nonperforming loans totaled $8.9 million, compared to $11.4 million at March 31, 2012 primarily due to a decrease in nonperforming multi-family and commercial mortgage loans of $2.8 million, offset by an increase in residential mortgage loans of $500,000. Net loan charge-offs were $194,000 for the quarter ended March 31, 2013, consisting primarily of residential mortgage loan charge-offs, compared to net loan charge-offs of $76,000 for the quarter ended March 31, 2012.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2013	2012	Dollars	Percent
	(Dollars in Thousands)
Net impairment losses recognized in earnings	$—	$(36)	$36	(100.0)%
Service fees	1,216	1,210	6	0.5
Wealth management fees	257	1,067	(810)	(75.9)
Increase in cash surrender value of bank-owned life insurance	68	72	(4)	(5.6)
Net gain on sales of securities	3	317	(314)	(99.1)
Mortgage banking	579	279	300	107.5
Net gain (loss) on fair value of derivatives	47	(49)	96	(195.9)
Net loss on disposal of SI Trust Servicing operations	—	(486)	486	(100.0)
Other	270	387	(117)	(30.2)
Total noninterest income	$2,440	$2,761	$(321)	(11.6)%

Lower noninterest income was primarily attributed to a decline in wealth management fees as a result of the sale of SI Trust Servicing, a third-party provider of trust outsourcing services for community banks, in April 2012, a decrease of $314,000 in the net gain on the sale of available for sale securities and an impairment charge of $81,000 to reduce the carrying value in one of the Bank's small business investment company limited partnerships ("SBIC"). The Company recognized an increase in mortgage banking fees of $300,000 as a result of the sale of $13.3 million in fixed-rate residential mortgage loans and a gain of $201,000 on the sale of $3.0 million in loans held for investment included in other noninterest income. Additionally, the Company recorded a gain of $47,000 for the quarter ended March 31, 2013 versus a net loss of $49,000 for the quarter ended March 31, 2012, resulting from the change in fair value of certain derivative instruments. For the comparable quarter in 2012, other noninterest income included a loss of $486,000 (pre-tax) on the sale of SI Trust Servicing, offset by an investment gain of $355,000 from one of the Bank's SBICs.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2013	2012	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,408	$4,238	$170	4.0%
Occupancy and equipment	1,383	1,486	(103)	(6.9)
Computer and electronic banking services	868	993	(125)	(12.6)
Outside professional services	952	364	588	161.5
Marketing and advertising	130	152	(22)	(14.5)
Supplies	100	137	(37)	(27.0)
FDIC deposit insurance and regulatory assessments	233	272	(39)	(14.3)
Other	507	708	(201)	(28.4)
Total noninterest expenses	$8,581	$8,350	$231	2.8%

Noninterest expenses were higher for the quarter ended March 31, 2013 compared to the same period in 2012 mainly due to merger-related costs totaling $684,000 (pre-tax), resulting in an increase in outside professional services for investment banking fees and legal costs associated with the merger. Increases in salaries and benefits were attributable to higher benefit costs for insurance and performance and equity-based incentive plan compensation. The sale of SI Trust Servicing contributed to the reduction in occupancy and equipment, computer services, supplies and other noninterest expenses. Costs associated with foreclosure activities were lower for the first quarter of 2013 compared to the same period in 2012.

Income Tax Provision. The provision for income taxes decreased $48,000 for the quarter ended March 31, 2013, compared to the same period in 2012. The effective tax rate for the quarter ended March 31, 2013 and 2012 was 211.6% and 32.5%, respectively. The higher effective tax rate for the first quarter of 2013 related to certain nondeductible costs associated with the previously announced merger agreement to acquire Newport Bancorp, Inc.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short- and long-term nature. The Bank's primary sources of funds consist of deposit inflows, loan sales and repayments, maturities and sales of securities and FHLB borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition.

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $35.3 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $196.1 million at March 31, 2013. In addition, at March 31, 2013, the Bank had the ability to borrow $141.8 million from the FHLB, which includes overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $96.1 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the three months ended March 31, 2013, the Bank originated $48.3 million of loans and purchased $31.4 million of securities and $3.5 million of loans. For the year ended December 31, 2012, the Bank originated $212.7 million of loans and purchased $41.7 million of securities and $49.8 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The increased liquidity needed to fund asset growth has been provided through proceeds from the sale of loans and securities, increased deposits and through proceeds from the stock offering. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $6.5 million for the quarter ended March 31, 2013. Certificates of deposit due within one year of March 31, 2013 totaled $146.7 million, or 20.6%, of total deposits. Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits. FHLB advances decreased $2.0 million during both the three months ended March 31, 2013 and the year ended December 31, 2012.

The Company repurchased 553 shares of the Company's common stock at a cost of $6,000 during the three months ended March 31, 2013 and 465,788 shares of the Company’s common stock at a cost of $5.3 million during the year ended December 31, 2012. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2012 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are the proceeds retained in the stock offering, interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At March 31, 2013, SI Financial Group had cash and cash equivalents of $9.3 million and available for sale securities of $8.3 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2012. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2012 and March 31, 2013.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$12,037	$11,123
Undisbursed construction loans	3,277	3,406
Undisbursed home equity lines of credit	23,936	23,019
Undisbursed commercial lines of credit	31,561	23,842
Overdraft protection lines	1,235	1,190
Standby letters of credit	611	611
Total commitments	$72,657	$63,191

Future loan commitments at March 31, 2013 and December 31, 2012 included fixed-rate loan commitments of $11.8 million and $10.6 million, respectively, at interest rates ranging from 2.75% to 5.41% and 2.63% to 7.00%, respectively.

The Bank is a limited partner in three SBICs. At March 31, 2013, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $877,000. The Bank recognized write-downs of $81,000 on its investment in one of the SBICs during the three months ended March 31, 2013, whereas the Bank did not recognize any write-downs during the three months ended March 31, 2012. The impaired SBIC is in a condition of capital impairment as defined in the SBA regulations, which would allow the SBA to call remaining unfunded capital commitments from limited partners. Additional sanctions could be imposed by the SBA, as well, including liquidating the assets of the fund. The Bank's remaining off-balance sheet commitment for capital investment in this SBIC was $27,000, with a carrying value of $148,000 at March 31, 2013.

For the three months ended March 31, 2013, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K.

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

On July 1, 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million, whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed rate of 2.44%. The agreement was effective on December 15, 2010 and terminates on December 15, 2015. This agreement was designated as a cash flow hedge against the trust preferred securities issued by SI Capital Trust II, which effectively converts the variable interest rate on the $8.0 million of trust preferred securities to a fixed rate of 4.14% for the period of December 15, 2010 through December 15, 2015.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2013.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point increase in rates	2.28%	2.88
200 basis point increase in rates	1.83	2.60
300 basis point increase in rates	(0.65)	(0.35)

The limits used in the above table are re-evaluated periodically and may be modified as appropriate. The basis point change in rates in the above table is assumed to occur evenly over the 12- and 24-month periods. As indicated by the results of the above scenarios, net interest income would be positively affected (within our internal guidelines) in the 12- and 24-month periods if rates increased 100 and 200 basis points as detailed above, resulting from the Company’s strategy to better position the balance sheet for the anticipated increase in market interest rates. Conversely, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates increased 300 basis points. Management believes that under the current rate environment, a downward change in interest rates is unlikely. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB borrowings to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities. Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A.  “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially and adversely affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended March 31, 2013 were as follows:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2013	—	$—	—	63,715
February 1 - 28, 2013	—	—	—	63,715
March 1 - 31, 2013	553	11.92	—	63,715
Total	553	$11.92	—

(1) On May 8, 2012, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 528,815 shares, of its common stock from time to time, depending on market conditions. The repurchase program will continue until it is completed or terminated by the Company's Board of Directors.

(2) This table includes 553 shares withheld from employees to satisfy tax withholding requirements upon vesting of restricted stock awards. These shares are not included in the total number of shares purchased as part of the Company's publicly announced repurchase plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

2.1	Agreement and Plan of Merger by and between SI Financial Group, Inc. and Newport Bancorp, Inc., dated as of March 5, 2013 (1)
3.1	Articles of Incorporation of SI Financial Group, Inc. (2)
3.2	Bylaws of SI Financial Group, Inc. (3)
4	Specimen Stock Certificate of SI Financial Group, Inc. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Statement of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements(4)

(1) Incorporated herein by reference into this document from the Exhibits to the Company's Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on March 5, 2013.

(2) Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

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

SI FINANCIAL GROUP, INC.

Date:	May 9, 2013	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	May 9, 2013	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer, Treasurer and Chief Operating Officer
(principal financial and accounting officer)