Form 10-Q
period 2013-08-07
SI Financial Group, Inc.
filed 2013-08-07
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013
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

As of August 2, 2013, there were 10,111,757 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	June 30, 2013	December 31, 2012
ASSETS:
Cash and due from banks:
Noninterest-bearing	$13,406	$16,364
Interest-bearing	25,143	21,325
Total cash and cash equivalents	38,549	37,689

Available for sale securities, at fair value	190,902	176,513
Loans held for sale	525	5,069
Loans receivable (net of allowance for loan losses of $6,007 at June 30, 2013 and $6,387 at December 31, 2012)	670,445	685,163
Federal Home Loan Bank stock, at cost	7,753	8,078
Bank-owned life insurance	9,196	9,060
Premises and equipment, net	11,458	11,216
Goodwill	3,451	3,451
Accrued interest receivable	3,242	3,215
Deferred tax asset, net	5,448	4,639
Other real estate owned, net	731	1,293
Prepaid FDIC deposit insurance assessment	—	1,312
Other assets	7,126	6,552
Total assets	$948,826	$953,250

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$90,470	$89,834
Interest-bearing	617,852	615,314
Total deposits	708,322	705,148

Mortgagors' and investors' escrow accounts	2,786	3,207
Federal Home Loan Bank advances	93,069	98,069
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	12,236	12,819
Total liabilities	824,661	827,491

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 10,111,757 shares issued and outstanding at June 30, 2013; 10,112,310 shares issued and outstanding at December 31, 2012)	101	101
Additional paid-in-capital	95,000	94,810
Unallocated common shares held by ESOP	(4,848)	(5,088)
Unearned restricted shares	(1,973)	(2,210)
Retained earnings	36,016	36,733
Accumulated other comprehensive (loss) income	(131)	1,413
Total shareholders' equity	124,165	125,759
Total liabilities and shareholders' equity	$948,826	$953,250

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans, including fees	$7,194	$7,422	$14,717	$15,057
Securities:
Taxable interest	1,070	1,434	2,092	2,991
Tax-exempt interest	20	—	20	1
Dividends	7	10	7	26
Other	11	12	21	24
Total interest and dividend income	8,302	8,878	16,857	18,099

Interest expense:
Deposits	1,284	1,515	2,636	3,110
Federal Home Loan Bank advances	716	816	1,491	1,665
Subordinated debt	83	61	166	168
Total interest expense	2,083	2,392	4,293	4,943

Net interest income	6,219	6,486	12,564	13,156

Provision for loan losses	55	432	190	916

Net interest income after provision for loan losses	6,164	6,054	12,374	12,240

Noninterest income:
Total other-than-temporary impairment losses	(8)	—	(8)	(409)
Portion of losses recognized in other comprehensive income/loss	—	—	—	373
Net impairment losses	(8)	—	(8)	(36)
Service fees	1,233	1,221	2,449	2,431
Wealth management fees	287	343	544	1,410
Increase in cash surrender value of bank-owned life insurance	68	70	136	142
Net gain on sales of securities	—	257	3	574
Mortgage banking	271	398	850	677
Net gain (loss) on fair value of derivatives	126	(152)	173	(201)
Net loss on disposal of SI Trust Servicing operations	—	(212)	—	(698)
Other	95	401	365	788
Total noninterest income	2,072	2,326	4,512	5,087

Noninterest expenses:
Salaries and employee benefits	4,121	4,016	8,529	8,254
Occupancy and equipment	1,304	1,332	2,687	2,818
Computer and electronic banking services	971	896	1,839	1,889
Outside professional services	382	313	650	677
Marketing and advertising	171	220	301	372
Supplies	106	91	206	228
FDIC deposit insurance and regulatory assessments	230	220	463	492
Merger expenses	209	—	893	—
Other	715	469	1,222	1,177
Total noninterest expenses	8,209	7,557	16,790	15,907

Income before income tax provision	27	823	96	1,420
Income tax provision	87	153	233	347
Net (loss) income	$(60)	$670	$(137)	$1,073

(Loss) earnings per share:
Basic	$(0.01)	$0.07	$(0.01)	$0.11
Diluted	$(0.01)	$0.07	$(0.01)	$0.11

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income	$(60)	$670	$(137)	$1,073
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on available for sale securities:
Net unrealized holding (loss) gain on available for sale securities	(1,576)	352	(1,580)	979
Reclassification adjustment for gains recognized in net (loss) income (1)	—	(170)	(2)	(379)
Plus: credit portion of OTTI losses recognized in net (loss) income (2)	5	—	5	24
Plus: noncredit portion of OTTI (loss) gain on available for sale securities	(4)	307	(39)	667
Net unrealized (losses) gains on available for sale securities	(1,575)	489	(1,616)	1,291
Net unrealized gain (loss) on interest-rate swap derivative	44	(23)	72	(18)
Other comprehensive (loss) income	(1,531)	466	(1,544)	1,273
Comprehensive (loss) income	$(1,591)	$1,136	$(1,681)	$2,346

(1) Amounts are included in net gain on the sales of securities in noninterest income on the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the three and six months ended June 30, 2013 was $0 and $1,000, respectively, and $87,000 and $195,000 for the three and six months ended June 30, 2012, respectively.
(2) Amounts are included in net impairment losses recognized in noninterest income on the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for both the three and six months ended June 30, 2013 totaled $3,000 and amounted to $0 and $12,000 for the three and six months ended June 30, 2012, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2012	10,112,310	$101	$94,810	$(5,088)	$(2,210)	$36,733	$1,413	$125,759
Comprehensive loss	—	—	—	—	—	(137)	(1,544)	(1,681)
Cash dividends declared ($0.06 per share)	—	—	—	—	—	(573)	—	(573)
Equity incentive plan compensation	—	—	147	—	237	—	—	384
Allocation of 24,318 ESOP shares	—	—	40	240	—	—	—	280
Tax benefit from share-based compensation	—	—	3	—	—	—	—	3
Common shares repurchased	(553)	—	—	—	—	(7)	—	(7)
Balance at June 30, 2013	10,111,757	$101	$95,000	$(4,848)	$(1,973)	$36,016	$(131)	$124,165

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(137)	$1,073
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	190	916
Employee stock ownership plan expense	280	266
Equity incentive plan expense	384	56
Excess tax benefit from share-based compensation	(3)	(3)
Amortization of investment premiums and discounts, net	603	591
Amortization of loan premiums and discounts, net	698	586
Depreciation and amortization of premises and equipment	854	959
Amortization of core deposit intangible	—	6
Net gain on sales of securities	(3)	(574)
Net (gain) loss on fair value of derivatives	(173)	201
Deferred income tax benefit	(13)	(3)
Loans originated for sale	(25,816)	(21,446)
Proceeds from sale of loans held for sale	30,804	24,440
Net loss on disposal of SI Trust Servicing operations	—	698
Net gain on sales of loans held for sale	(731)	(553)
Net gain on sales of loans held for investment	(201)	—
Net loss on sales or write-downs of other real estate owned	46	14
Increase in cash surrender value of bank-owned life insurance	(136)	(142)
Gain on bank-owned life insurance proceeds	—	(349)
Other-than-temporary impairment losses on securities	8	36
Change in operating assets and liabilities:
Accrued interest receivable	(27)	263
Other assets	1,035	34
Accrued expenses and other liabilities	(308)	260
Net cash provided by operating activities	7,354	7,329

Cash flows from investing activities:
Purchases of available for sale securities	(40,863)	(34,086)
Proceeds from sales of available for sale securities	1,000	32,417
Proceeds from maturities of and principal repayments on available for sale securities	22,417	28,530
Redemption of Federal Home Loan Bank stock	325	—
Net decrease (increase) in loans	28,909	(11,799)
Purchases of loans	(18,448)	(28,197)
Proceeds from sales of loans held for investment	3,189	—
Proceeds from sales of other real estate owned	897	912
Purchases of premises and equipment	(1,096)	(842)
Proceeds from bank-owned life insurance	—	585
Net cash used in investing activities	(3,670)	(12,480)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Net increase in deposits	3,174	12,034
Net decrease in mortgagors' and investors' escrow accounts	(421)	(792)
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayments of Federal Home Loan Bank advances	(15,000)	(7,000)
Excess tax benefit from share-based compensation	3	3
Cash dividends on common stock	(573)	(599)
Common shares repurchased	(7)	(4,720)
Net cash used in financing activities	(2,824)	(1,074)

Net change in cash and cash equivalents	860	(6,225)
Cash and cash equivalents at beginning of period	37,689	48,412
Cash and cash equivalents at end of period	$38,549	$42,187

Supplemental cash flow information:
Interest paid	$4,309	$4,944
Income taxes paid, net	1,112	113
Transfer of loans to other real estate owned	381	597

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2012 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the year ending December 31, 2013 or for any other period.

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
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

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
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

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
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

In computing the allowance for loan losses, we do not assign a general valuation allowance to the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans that we purchase as such loans are fully guaranteed. These loans are included in commercial business loans. See Note 4 for details.

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut. To a lesser extent, certain commercial real estate loans are secured by collateral located outside of our primary market area. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in local market conditions.

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

Common Share Repurchases
The Company is chartered in the state of Maryland. Maryland law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock and retained earnings balances.

Recent Accounting Pronouncements
Disclosures about Offsetting Assets and Liabilities – In December 2011, the Financial Accounting Standards Board ("FASB") amended its standard related to disclosure requirements for offsetting assets and liabilities. Under this amendment, an entity will be required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update were effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

required by these amendments retrospectively for all comparative periods presented. The adoption of this amendment had no impact on the Company's consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings (loss) per share calculations. The Company had anti-dilutive common shares outstanding of 771,538 and 626,396 for the three and six months ended June 30, 2013, respectively, and 131,016 and 237,412 for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013, all common stock equivalents were anti-dilutive and were not included in the computation of loss per share because it would result in a reduction in the net loss per share.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

The computation of (loss) earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands, Except Per Share Data)
Net (loss) income	$(60)	$670	$(137)	$1,073

Weighted average common shares outstanding:
Basic	9,567,612	9,821,841	9,561,808	9,896,154
Effect of dilutive stock options	—	38,300	—	32,661
Diluted	9,567,612	9,860,141	9,561,808	9,928,815

(Loss) earnings per share:
Basic	$(0.01)	$0.07	$(0.01)	$0.11
Diluted	$(0.01)	$0.07	$(0.01)	$0.11

NOTE 3.  SECURITIES

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$52,798	$1,430	$(39)	$54,189
Government-sponsored enterprises	28,783	342	(179)	28,946
Mortgage-backed securities:(2)
Agency - residential	81,831	1,328	(1,304)	81,855
Non-agency - residential	2,080	37	(130)	1,987
Non-agency - HELOC	2,255	74	—	2,329
Corporate debt securities	7,021	133	(18)	7,136
Collateralized debt obligations	5,806	—	(1,353)	4,453
Obligations of state and political subdivisions	6,258	182	(58)	6,382
Tax-exempt securities	3,884	—	(284)	3,600
Foreign government securities	25	—	—	25
Total available for sale securities	$190,741	$3,526	$(3,365)	$190,902

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
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

The amortized cost and fair value of debt securities by contractual maturities at June 30, 2013 are presented below. Actual maturities of mortgage-backed securities ("MBS") may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because MBSs are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$9,075	$9,129
After 1 but within 5 years	25,041	25,502
After 5 but within 10 years	18,218	18,301
After 10 years	52,241	51,799
	104,575	104,731
Mortgage-backed securities	86,166	86,171
Total debt securities	$190,741	$190,902

The following is a summary of realized gains and losses on the sales of securities for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Gross gains on sales	$—	$257	$3	$627
Gross losses on sales	—	—	—	(53)
Net gain on sale of securities	$—	$257	$3	$574

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

Proceeds from the sale of available for sale securities were $1.0 million for the three and six months ended June 30, 2013 and $23.1 million and $32.4 million for the three and six months ended June 30, 2012, respectively.

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
June 30, 2013:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$2,851	$17	$1,116	$22	$3,967	$39
Government sponsored enterprises	6,818	179	—	—	6,818	179
Mortgage-backed securities:
Agency - residential	42,368	1,290	669	14	43,037	1,304
Non-agency - residential	—	—	1,241	130	1,241	130
Corporate debt securities	978	18	—	—	978	18
Collateralized debt obligations	—	—	4,453	1,353	4,453	1,353
Obligations of state and political subdivisions	1,224	58	—	—	1,224	58
Tax-exempt securities	3,600	284	—	—	3,600	284
Total	$57,839	$1,846	$7,479	$1,519	$65,318	$3,365

	Less Than 12 Months		12 Months Or More		Total
December 31, 2012:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$—	$—	$1,367	$23	$1,367	$23
Mortgage-backed securities:
Agency - residential	6,923	37	1,404	29	8,327	66
Non-agency - residential	1,926	8	1,417	116	3,343	124
Non-agency - HELOC	—	—	2,477	78	2,477	78
Corporate debt securities	—	—	946	49	946	49
Collateralized debt obligations	—	—	4,396	1,597	4,396	1,597
Total	$8,849	$45	$12,007	$1,892	$20,856	$1,937

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

At June 30, 2013, thirty-one debt securities with gross unrealized losses had aggregate depreciation of approximately 4.9% of the Company’s amortized cost basis. The majority of the unrealized losses related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities. Impairment charges recognized on investments deemed other-than-temporarily impaired were $8,000 for the three and six months ended June 30, 2013 compared to $36,000 of net impairment losses recognized by the Company for the six months ended June 30, 2012. No net impairment losses on securities were recognized for the three months ended June 30, 2012. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at June 30, 2013.

U.S. Government and Agency Obligations. The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Mortgage-backed Securities - Non-agency - Residential. Despite significant improvement in the market, these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral. At June 30, 2013, management evaluated credit rating details for the tranche, as well as credit information on subordinate tranches, potential future credit losses and loss analyses. Additionally, management reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

The following table details the Company's non-agency residential mortgage-backed securities that were rated below investment grade at June 30, 2013:

Security	Class (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (2)	Total Credit- Related OTTI (3)	Credit Support Coverage Ratios (4)
(Dollars in Thousands)
MBS 1	SSNR, AS	$1,371	$—	$(130)	$1,241	D	$197	0.00
MBS 2	PT, AS	155	10	—	165	C	8	0.00
		$1,526	$10	$(130)	$1,406		$205

(1) Class definitions:  PT – Pass Through, AS – Accelerated, and SSNR – Super Senior.
(2) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3) The OTTI amounts provided in the table represent cumulative credit loss amounts through June 30, 2013.
(4) The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of loans within the delinquency pipeline.  The assumptions used are:  current collateral support/((60 day delinquencies x .60) + (90 day delinquencies x .70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

Collateralized Debt Obligations. The unrealized losses on the Company’s collateralized debt obligations relate to investments in pooled trust preferred securities (“PTPS”). The PTPS market has stabilized at depressed market values as a result of market saturation. Transactions for PTPS have been limited and have occurred primarily as a result of distressed or forced liquidation sales. The securities were widely held by hedge funds and European banks and used to offset interest rate exposure tied to LIBOR. As the positions have unwound, an excess supply of these securities has saturated the market.

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS. Management also reviewed analytics provided by the trustee and independent OTTI reviews and associated cash flow analyses performed by an independent third party. The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support. The increased number of bank and insurance company failures has decreased the level of credit support for these investments. A number of lower tranches have foregone payments or have received payment in kind through increased principal allocations. However, the number of deferring securities has been decreasing and a number of reinstatements have occurred recently. Based on the existing credit profile of the remainder of the Company's PTPS investments, management does not believe that these investments will suffer from any further credit-related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at June 30, 2013.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

The following table details the Company's collateralized debt obligations that are rated below investment grade at June 30, 2013:

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit- Related OTTI (2)	% of Current Performing Collateral Coverage
(Dollars in Thousands)
CDO 1	B1	$1,000	$—	$(468)	$532	CCC-	$—	107.5
CDO 2	B3	1,000	—	(446)	554	CCC-	—	107.5
CDO 3	A2	2,578	—	(206)	2,372	B-	62	126.8
CDO 4	A1	1,228	—	(233)	995	BB-	—	170.6
		$5,806	$—	$(1,353)	$4,453		$62

(1) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2) The OTTI amounts provided in the table represent cumulative credit loss amounts through June 30, 2013.

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive (loss) income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Balance at beginning of period	$259	$1,243	$259	$1,207
Amounts related to credit for which OTTI losses were not previously recognized	8	—	8	—
Additional credit losses for which OTTI losses were previously recognized	—	—	—	36
Reduction for permanent loss in value of securities during the period	—	(1,071)	—	(1,071)
Balance at end of period	$267	$172	$267	$172

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$222,011	$230,664
Multi-family and commercial	192,135	201,951
Construction	3,511	3,284
Total real estate loans	417,657	435,899

Commercial business loans:
SBA and USDA guaranteed	147,223	148,385
Time share	24,008	23,310
Condominium association	16,729	15,493
Other	31,106	26,339
Total commercial business loans	219,066	213,527

Consumer loans:
Home equity	27,980	28,375
Indirect automobile	8,001	9,652
Other	2,107	2,353
Total consumer loans	38,088	40,380

Total loans	674,811	689,806

Deferred loan origination costs, net of fees	1,641	1,744
Allowance for loan losses	(6,007)	(6,387)
Loans receivable, net	$670,445	$685,163

The Company purchased commercial business loans totaling $18.4 million during the six months ended June 30, 2013. During the year ended December 31, 2012, the Company purchased commercial business loans and consumer loans totaling $42.9 million and $6.9 million, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 are as follows:

Three Months Ended June 30, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,101	$3,168	$27	$1,534	$498	$6,328
Provision (credit) for loan losses	60	(26)	3	(3)	21	55
Loans charged-off	(192)	(197)	—	—	(21)	(410)
Recoveries of loans previously charged-off	30	2	—	—	2	34
Balance at end of period	$999	$2,947	$30	$1,531	$500	$6,007

Six Months Ended June 30, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,125	$3,028	$22	$1,735	$477	$6,387
Provision (credit) for loan losses	302	45	8	(204)	39	190
Loans charged-off	(458)	(197)	—	—	(61)	(716)
Recoveries of loans previously charged-off	30	71	—	—	45	146
Balance at end of period	$999	$2,947	$30	$1,531	$500	$6,007

Three Months Ended June 30, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$735	$2,678	$368	$1,127	$470	$5,378
Provision (credit) for loan losses	(32)	121	(54)	280	117	432
Loans charged-off	(29)	(102)	—	—	(103)	(234)
Recoveries of loans previously charged-off	51	3	—	11	3	68
Balance at end of period	$725	$2,700	$314	$1,418	$487	$5,644

Six Months Ended June 30, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$759	$2,337	$280	$1,148	$446	$4,970
Provision for loan losses	5	461	34	258	158	916
Loans charged-off	(92)	(102)	—	—	(122)	(316)
Recoveries of loans previously charged-off	53	4	—	12	5	74
Balance at end of period	$725	$2,700	$314	$1,418	$487	$5,644

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

Further information pertaining to the allowance for loan losses at June 30, 2013 and December 31, 2012 is as follows:

June 30, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$342	$100	$—	$—	$—	$442
Allowance for loans individually or collectively evaluated and not deemed to be impaired	657	2,847	30	1,531	500	5,565
Total allowance for loan losses	$999	$2,947	$30	$1,531	$500	$6,007

Loans individually evaluated and deemed to be impaired	$6,870	$3,252	$—	$475	$212	$10,809
Loans individually or collectively evaluated and not deemed to be impaired	215,141	188,883	3,511	218,591	37,876	664,002
Total loans	$222,011	$192,135	$3,511	$219,066	$38,088	$674,811

December 31, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$454	$88	$—	$39	$—	$581
Allowance for loans individually or collectively evaluated and not deemed to be impaired	671	2,940	22	1,696	477	5,806
Total allowance for loan losses	$1,125	$3,028	$22	$1,735	$477	$6,387

Loans individually evaluated and deemed to be impaired	$6,991	$5,873	$—	$618	$361	$13,843
Loans individually or collectively evaluated and not deemed to be impaired	223,673	196,078	3,284	212,909	40,019	675,963
Total loans	$230,664	$201,951	$3,284	$213,527	$40,380	$689,806

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

Past Due Loans
The following represents an aging of loans at June 30, 2013 and December 31, 2012:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$139	$21	$2,892	$3,052	$218,959	$222,011
Multi-family and commercial	574	153	1,633	2,360	189,775	192,135
Construction	—	—	—	—	3,511	3,511
Commercial Business:
SBA and USDA guaranteed	996	1,611	—	2,607	144,616	147,223
Time share	—	—	—	—	24,008	24,008
Condominium association	—	—	—	—	16,729	16,729
Other	—	—	376	376	30,730	31,106
Consumer:
Home equity	50	1	24	75	27,905	27,980
Indirect automobile	49	28	—	77	7,924	8,001
Other	2	—	7	9	2,098	2,107
Total	$1,810	$1,814	$4,932	$8,556	$666,255	$674,811

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$3,245	$1,725	$3,285	$8,255	$222,409	$230,664
Multi-family and commercial	4,149	—	1,266	5,415	196,536	201,951
Construction	—	—	—	—	3,284	3,284
Commercial Business:
SBA and USDA guaranteed	5,014	1,087	—	6,101	142,284	148,385
Time share	—	—	—	—	23,310	23,310
Condominium association	—	—	—	—	15,493	15,493
Other	—	—	541	541	25,798	26,339
Consumer:
Home equity	216	—	361	577	27,798	28,375
Indirect automobile	19	—	—	19	9,633	9,652
Other	21	—	—	21	2,332	2,353
Total	$12,664	$2,812	$5,453	$20,929	$668,877	$689,806

The Company did not have any loans that were past due 90 days or more and still accruing interest at June 30, 2013 or December 31, 2012 .

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at June 30, 2013 and December 31, 2012:

	Impaired Loans
June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$4,382	$4,714	$—	$4,371
Multi-family and commercial	2,864	3,061	—	2,806
Commercial business - Other	475	475	—	475
Consumer - Home equity	212	247	—	217
Consumer - Other	—	—	—	7
Total impaired loans without valuation allowance	7,933	8,497	—	7,876

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,488	2,488	342	758
Multi-family and commercial	388	478	100	388
Total impaired loans with valuation allowance	2,876	2,966	442	1,146
Total impaired loans	$10,809	$11,463	$442	$9,022

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,866	$4,013	$—	$3,855
Multi-family and commercial	4,407	4,407	—	1,522
Commercial business - Other	546	546	—	470
Consumer - Home equity	361	435	—	366
Total impaired loans without valuation allowance	9,180	9,401	—	6,213

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	3,125	3,125	454	1,133
Multi-family and commercial	1,466	1,556	88	236
Commercial business - Other	72	72	39	72
Total impaired loans with valuation allowance	4,663	4,753	581	1,441
Total impaired loans	$13,843	$14,154	$581	$7,654

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At June 30, 2013 and December 31,

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

2012, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are committed to be advanced to those borrowers whose loans are deemed impaired.

Additional information related to impaired loans is as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$7,292	$127	$110	$7,048	$158	$125
Multi-family and commercial	3,287	1	—	4,891	46	—
Commercial business - Other	382	1	1	493	7	5
Consumer - Home equity	318	11	12	377	27	27
Total	$11,279	$140	$123	$12,809	$238	$157

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,422	$39	$39	$5,655	$105	$105
Multi-family and commercial	9,601	69	—	9,291	133	—
Commercial business - Other	601	—	—	696	—	—
Consumer - Home equity	388	—	—	344	—	—
Total	$16,012	$108	$39	$15,986	$238	$105

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

o
Doubtful (Rating 7): Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

o	Loss (Rating 8): Loans in this category are considered uncollectible and of such little value that their continuance as assets is not warranted.

Management periodically reviews the ratings described above and the Company’s internal audit function reviews components of the credit files, including the assigned risk ratings, of certain commercial loans as part of its loan review.

The following tables present the Company’s loans by risk rating at June 30, 2013 and December 31, 2012:

June 30, 2013	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$213,266	$676	$8,069	$—	$—	$222,011
Multi-family and commercial	—	171,666	8,939	11,530	—	—	192,135
Construction	—	3,511	—	—	—	—	3,511
Total real estate loans	—	388,443	9,615	19,599	—	—	417,657

Commercial Business:
SBA and USDA guaranteed	147,223	—	—	—	—	—	147,223
Time share	—	24,008	—	—	—	—	24,008
Condominium association	—	16,729	—	—	—	—	16,729
Other	—	27,318	2,537	1,251	—	—	31,106
Total commercial business loans	147,223	68,055	2,537	1,251	—	—	219,066

Consumer:
Home equity	—	27,643	—	337	—	—	27,980
Indirect automobile	—	8,001	—	—	—	—	8,001
Other	—	2,100	—	7	—	—	2,107
Total consumer loans	—	37,744	—	344	—	—	38,088
Total loans	$147,223	$494,242	$12,152	$21,194	$—	$—	$674,811

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

December 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$222,262	$723	$7,679	$—	$—	$230,664
Multi-family and commercial	—	185,141	5,321	11,489	—	—	201,951
Construction	—	3,284	—	—	—	—	3,284
Total real estate loans	—	410,687	6,044	19,168	—	—	435,899

Commercial Business:
SBA and USDA guaranteed	148,385	—	—	—	—	—	148,385
Time share	—	23,310	—	—	—	—	23,310
Condominium association	—	15,493	—	—	—	—	15,493
Other	—	22,244	3,399	696	—	—	26,339
Total commercial business loans	148,385	61,047	3,399	696	—	—	213,527

Consumer:
Home equity	—	27,960	—	415	—	—	28,375
Indirect automobile	—	9,652	—	—	—	—	9,652
Other	—	2,353	—	—	—	—	2,353
Total consumer loans	—	39,965	—	415	—	—	40,380
Total loans	$148,385	$511,699	$9,443	$20,279	$—	$—	$689,806

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

The following tables provide information on loans modified as TDRs during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013		2012

	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	—	$—	3	$434
Total	—	$—	3	$434

	Six Months Ended June 30,
	2013		2012

	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$408	3	$434
Total	1	$408	3	$434

During the modification process, there was no loan charge-offs or principal reductions for the loans included in the above tables.

The following table provides the recorded investment, by type of modification, during the three and six months ended June 30, 2013 and 2012 for modified loans identified as TDRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Combination of rate and payment (1)	$—	$434	$—	$434
Combination of rate and maturity (2)	—	—	408	—
Total	$—	$434	$408	$434

(1) Terms include combination of interest rate adjustments and interest-only payments with deferral of principal.
(2) Terms include combination of interest rate adjustments and extensions of maturity.

For the three and six months ended June 30, 2013 and 2012, there were no TDRs that were in payment default (defined as 90 days or more past due).

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(In Thousands)
Land	$2,890	$2,098
Buildings	7,018	7,052
Leasehold improvements	7,581	7,563
Furniture and equipment	11,243	10,867
Construction in process	24	84
	28,756	27,664
Accumulated depreciation and amortization	(17,298)	(16,448)
Premises and equipment, net	$11,458	$11,216

At June 30, 2013 and December 31, 2012, construction in process related to design and site costs associated with a new branch location. At December 31, 2012, the Company had an outstanding commitment for the purchase of land totaling $450,000, which was purchased during the quarter ended March 31, 2013.

NOTE 6.  OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net (loss) income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net (loss) income are components of comprehensive (loss) income.

Components of other comprehensive loss and related tax effects are as follows:

	Six Months Ended June 30, 2013
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding losses on available for sale securities	$(2,394)	$814	$(1,580)
Reclassification adjustment for gains recognized in net loss	(3)	1	(2)
Credit portion of OTTI losses recognized in net loss	8	(3)	5
Noncredit portion of OTTI losses on available for sale securities	(60)	21	(39)
Unrealized holding losses on available for sale securities, net of taxes	(2,449)	833	(1,616)
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	109	(37)	72
Other comprehensive loss	$(2,340)	$796	$(1,544)

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

The components of accumulated other comprehensive (loss) income included in shareholders’ equity are as follows:

	June 30, 2013
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$487	$(165)	$322
Noncredit portion of OTTI losses on available for sale securities	(326)	111	(215)
Net unrealized loss on effective cash flow hedging derivative	(361)	123	(238)
Accumulated other comprehensive loss	$(200)	$69	$(131)

	December 31, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$2,876	$(977)	$1,899
Noncredit portion of OTTI losses on available for sale securities	(266)	90	(176)
Net unrealized loss on effective cash flow hedging derivative	(470)	160	(310)
Accumulated other comprehensive income	$2,140	$(727)	$1,413

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined). As of June 30, 2013 and December 31, 2012, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since then that management believes have changed the Bank’s regulatory category. As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, quantitatively in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

The Bank’s actual capital amounts and ratios as of June 30, 2013 and December 31, 2012 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$104,771	11.25%	$37,253	4.00%	$46,567	5.00%
Tier I Risk-based Capital Ratio	104,771	19.62	21,363	4.00	32,045	6.00
Total Risk-based Capital Ratio	111,218	20.82	42,726	8.00	53,408	10.00
Tangible Equity Ratio	104,771	11.25	13,970	1.50	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$103,547	11.08%	$37,382	4.00%	$46,727	5.00%
Tier I Risk-based Capital Ratio	103,547	20.20	20,504	4.00	30,757	6.00
Total Risk-based Capital Ratio	109,751	21.41	41,009	8.00	51,262	10.00
Tangible Equity Ratio	103,547	11.08	14,018	1.50	N/A	N/A

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2013.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,026	$53,163	$—	$54,189
Government-sponsored enterprises	—	28,946	—	28,946
Mortgage-backed securities	—	86,171	—	86,171
Corporate debt securities	—	7,136	—	7,136
Collateralized debt obligations	—	—	4,453	4,453
Obligations of state and political subdivisions	—	6,382	—	6,382
Tax-exempt securities	—	3,600	—	3,600
Foreign government securities	—	25	—	25
Forward loan sale commitments and derivative loan commitments	—	—	87	87
Total assets	$1,026	$185,423	$4,540	$190,989

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$83	$83
Interest rate swap agreements	—	498	—	498
Total liabilities	$—	$498	$83	$581

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,035	$55,224	$—	$56,259
Government-sponsored enterprises	—	23,967	—	23,967
Mortgage-backed securities	—	78,733	—	78,733
Corporate debt securities	—	7,694	—	7,694
Collateralized debt obligations	—	—	4,396	4,396
Obligations of state and political subdivisions	—	5,414	—	5,414
Foreign government securities	—	50	—	50
Forward loan sale commitments and derivative loan commitments	—	—	17	17
Total assets	$1,035	$171,082	$4,413	$176,530

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$4	$4
Interest rate swap agreements	—	849	—	849
Total liabilities	$—	$849	$4	$853

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2012	$4,396	$13
Total realized and unrealized losses included in net loss	—	(9)
Total unrealized gains included in other comprehensive loss	57	—
Balance at June 30, 2013	$4,453	$4

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at June 30, 2013 and December 31, 2012. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012.

	At June 30, 2013			At December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$1,484	$—	$—	$1,616
Other real estate owned	—	—	731	—	—	1,293
Total assets	$—	$—	$2,215	$—	$—	$2,909

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Impaired loans	$74	$171	$331	$274
Other real estate owned	20	—	32	—
Total assets	$94	$171	$363	$274

The Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 3). The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, and relevant legal, physical and economic factors. The appraised values of collateral are adjusted as necessary by management based on observable inputs for specific properties. Losses applicable to write-downs of impaired loans are based on the appraised market value of the underlying collateral, assuming foreclosure of these loans is imminent, and are charged against the allowance for loan losses.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2013 and December 31, 2012. The estimated fair value amounts at June 30, 2013 and December 31, 2012 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

As of June 30, 2013 and December 31, 2012, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$38,549	$38,549	$—	$—	$38,549
Available for sale securities	190,902	1,026	185,423	4,453	190,902
Loans held for sale	525	—	—	525	525
Loans receivable, net	670,445	—	—	677,973	677,973
Federal Home Loan Bank stock	7,753	—	—	7,753	7,753
Accrued interest receivable	3,242	—	—	3,242	3,242
Financial Liabilities:
Deposits	708,322	—	—	711,645	711,645
Mortgagors' and investors' escrow accounts	2,786	—	—	2,786	2,786
Federal Home Loan Bank advances	93,069	—	96,152	—	96,152
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,947	—	5,947
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	64	—	—	64	64
Forward loan sale commitments	23	—	—	23	23
Liabilities:
Derivative loan commitments	83	—	—	83	83
Interest rate swap agreements	498	—	498	—	498

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$37,689	$37,689	$—	$—	$37,689
Available for sale securities	176,513	1,035	171,082	4,396	176,513
Loans held for sale	5,069	—	—	5,232	5,232
Loans receivable, net	685,163	—	—	703,925	703,925
Federal Home Loan Bank stock	8,078	—	—	8,078	8,078
Accrued interest receivable	3,215	—	—	3,215	3,215
Financial Liabilities:
Deposits	705,148	—	—	709,357	709,357
Mortgagors' and investors' escrow accounts	3,207	—	—	3,207	3,207
Federal Home Loan Bank advances	98,069	—	102,919	—	102,919
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,268	—	5,268
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	13	—	—	13	13
Forward loan sale commitments	4	—	—	4	4
Liabilities:
Derivative loan commitments	3	—	—	3	3
Forward loan sale commitments	1	—	—	1	1
Interest rate swap agreements	849	—	849	—	849

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

At June 30, 2013 and December 31, 2012, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	June 30, 2013	December 31, 2012

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.27%	0.31%
Weighted average maturity in years	2.5	3.0
Unrealized loss relating to interest rate swap	$361	$470

At June 30, 2013 and December 31, 2012, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended June 30, 2013 and December 31, 2012, related to the balance sheet hedging of long-term debt indicate that the hedge was 100% effective and that there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The Company had previously posted collateral of $600,000 in the normal course of business for a derivative instrument, with a credit-related contingent feature, that was in a net liability position at June 30, 2013 and December 31, 2012.

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

At June 30, 2013 and December 31, 2012, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.28%	0.35%
Weighted average maturity in years	3.5	4.0

The Company reported a gain in fair value on the interest rate swap not designated as a hedge of $198,000 and $242,000 in noninterest income for the three and six months ended June 30, 2013, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decrease. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated mortgage loan commitments was $9.0 million at June 30, 2013. At June 30, 2013, the fair values of such commitments were a net liability of $19,000.

Forward Loan Sale Commitments - To protect against the price risk inherent in derivative loan commitments, the Company utilizes “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesiginated forward loan sale commitments was $5.3 million at June 30, 2013. The fair value of such commitments was a net asset of $23,000 at June 30, 2013.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at June 30, 2013 and December 31, 2012.

		June 30, 2013		December 31, 2012
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(361)	$8,000	$(470)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(137)	15,000	(379)
Derivative loan commitments	Other (Liabilities) Assets	9,043	(19)	7,844	10
Forward loan sale commitments	Other Assets	5,323	23	5,919	3

NOTE 10. ACQUISITION OF NEWPORT BANCORP, INC.

On March 5, 2013, the Company entered into a definitive merger agreement to acquire Newport Bancorp, Inc. Under the terms of the merger agreement, the shareholders of Newport Bancorp will have the right to elect to receive either $17.55 in cash or 1.5129 shares of SI Financial Group's common stock in exchange for each share of Newport Bancorp held by them, subject to proration and allocation procedures so that 50% of the outstanding shares of Newport Bancorp common stock is converted into Company common stock and the balance is converted into the cash consideration. The acquisition will add approximately $426.6 million in assets, $356.3 million in loans and $281.0 million in deposits before acquisition accounting adjustments, as well as six full-service banking offices. The Company incurred merger-related costs totaling $209,000 and $893,000 (pre-tax) for the three and six months ended June 30, 2013, respectively. The Company anticipates the transaction will close in the third quarter of 2013, subject to shareholder and regulatory approvals and other customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2013 and December 31, 2012 and the results of operations for the three and six months ended June 30, 2013 and 2012. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Assets:
Summary. Assets decreased $4.4 million, or 0.5%, to $948.8 million at June 30, 2013 from $953.3 million at December 31, 2012, principally due to decreases of $14.7 million in net loans receivable and $4.5 million in loans held for sale, offset by an increase of $14.4 million in available for sale securities. Securities increased with the purchase of primarily mortgage-backed securities and government-sponsored enterprise securities.

Loans Receivable, Net. Contributing to the decrease of $14.7 million in net loans receivable were loan sales of $33.3 million and principal repayments and maturities, offset by loan originations of $87.2 million and loan purchases of $18.4 million. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 32.9% of the total loan portfolio at June 30, 2013. The residential mortgage portfolio decreased $8.7 million, or 3.8%, primarily due to the sale of $30.4 million of fixed-rate residential mortgage loans, offset by residential mortgage loan originations of $43.8 million during the first six months of 2013 which represented an increase of $2.4 million over the comparable period in 2012. Interest rate volatility negatively impacted loan originations during 2013.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 28.5% of total loans at June 30, 2013 and decreased $9.8 million, or 4.9%, during the first half of 2013. Loan originations for multi-family and commercial real estate loans were $1.6 million, representing a decrease of $29.1 million during the first six months of 2013 compared to the same period in 2012 resulting from a lack of demand in the market.

•	Construction. Construction loans, which include both residential and commercial construction loans, increased $227,000.

•
Commercial Business. Commercial business loans represented 32.5% of total loans at June 30, 2013. Commercial business loans increased $5.5 million, or 2.6%, primarily due to the purchase of $18.4 million in commercial business loans, of which $15.5 million were SBA and USDA guaranteed loans, and loan originations of $35.2 million, partially offset by the sale of $3.0 million of SBA and USDA guaranteed loans during the first half of 2013. Commercial business loan originations increased $6.2 million over the comparable period in 2012. Commercial business loans included growth in specialized products such as condominium and time share lending of $1.2 million and $698,000, respectively. At June 30, 2013, unfunded lines of credit related to time share lending totaled $26.4 million as a result of an experienced lender dedicated to identifying new opportunities for growth within the time share industry.

•
Consumer. Consumer loans represented 5.6% of the Company’s total loan portfolio at June 30, 2013. Consumer loans decreased $2.3 million during the first half of 2013. Indirect automobile loans, home equity loans and other consumer loans decreased $1.7 million, $395,000 and $246,000, respectively. Loan originations for consumer loans totaled $6.6 million, representing an increase of $1.0 million for the six months ended June 30, 2013 compared to the same period in 2012.

The allowance for loan losses totaled $6.0 million at June 30, 2013 compared to $6.4 million at December 31, 2012. The ratio of the allowance for loan losses to total loans decreased from 0.93% at December 31, 2012 to 0.89% at June 30, 2013.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Nonaccrual loans:
Real estate loans:
Residential - 1 to 4 family	$5,129	$4,988
Multi-family and commercial	3,194	1,758
Total real estate loans	8,323	6,746
Commercial business loans	475	542
Consumer loans:
Home equity	217	366
Other	7	—
Total nonaccrual loans	9,022	7,654
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	9,022	7,654
Other real estate owned, net (2)	731	1,293
Total nonperforming assets	9,753	8,947
Accruing troubled debt restructurings	1,799	3,826
Total nonperforming assets and troubled debt restructurings	$11,552	$12,773

Allowance for loan losses as a percent of nonperforming loans	66.58%	83.45%
Total nonperforming loans to total loans	1.34%	1.11%
Total nonperforming loans to total assets	0.95%	0.80%
Total nonperforming assets and troubled debt restructurings to total assets	1.22%	1.34%

(1) Includes nonperforming TDRs totaling $1.5 million and $504,000 at June 30, 2013 and December 31, 2012, respectively.
(2) Other real estate owned balances are shown net of related write-downs or valuation allowance.

Nonperforming residential - 1 to 4 family and multi-family and commercial real estate loans increased $141,000 and $1.4 million, respectively, at June 30, 2013. Nonperforming loans are expected to remain elevated in the short-term due to the extended judicial foreclosure process in the State of Connecticut. The modification of loan terms, which may result in TDR classification, may be provided to borrowers when necessary to preserve the unpaid principal balance of certain loans.

Other real estate owned decreased $562,000 from December 31, 2012 to June 30, 2013, primarily as a result of the sale of two commercial properties and three residential properties with an aggregate carrying value of $924,000, partially offset by the acquisition of four residential properties with a carrying value of $382,000. At June 30, 2013, other real estate owned included four residential properties and two commercial properties.

Over the past year, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, a combination of deferred principal payments and interest rate concessions or a combination of maturity extensions and interest rate concessions. TDRs, which consisted of two commercial real estate loans and sixteen residential real estate loans, decreased to $3.2 million at June 30, 2013, compared to $4.3 million at December 31, 2012 due to principal payments and the removal of TDR classification for loans that returned to their original contractual terms, offset by the addition of one residential real estate loan. Of the TDRs, $1.8 million and $3.8 million were accruing in accordance with their restructured terms at June 30, 2013 and December 31,

2012, respectively. The Company anticipates that these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities decreased $2.8 million, or 0.3%, to $824.7 million at June 30, 2013 compared to $827.5 million at December 31, 2012. Borrowings, including subordinated debentures, decreased $5.0 million from $106.3 million at December 31, 2012 to $101.3 million at June 30, 2013, resulting from net repayments of Federal Home Loan Bank advances. Deposits increased $3.2 million, or 0.5%, which included increases in NOW and money market accounts of $14.2 million and savings account deposits of $2.9 million, offset by a decrease in certificates of deposit of $14.6 million. Deposits growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products.

Equity:
Summary. Shareholders’ equity decreased $1.6 million from $125.8 million at December 31, 2012 to $124.2 million at June 30, 2013. The decrease in shareholders’ equity was attributable to a decline in unrealized gains on available for sale securities aggregating $1.6 million (net of taxes), dividends of $573,000 and a net loss of $137,000, offset by the amortization of equity plan awards of $667,000 and an unrealized gain of $72,000 on an interest-rate swap derivative.

Accumulated Other Comprehensive (Loss) Income. Accumulated other comprehensive (loss) income is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap designated as a hedge, net of taxes. Net unrealized gains on available for sale securities, net of taxes, decreased to $107,000 at June 30, 2013. The net unrealized loss on the interest rate swap, net of taxes, totaled $238,000 at June 30, 2013 compared to a net unrealized loss on the interest rate swap, net of taxes of $310,000 at December 31, 2012.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

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

Summary. The Company reported a net loss of $60,000 for the three months ended June 30, 2013, representing a decrease of $730,000, compared to net income of $670,000 for the three months ended June 30, 2012.

The Company reported a net loss of $137,000 for the six months ended June 30, 2013, representing a decrease of $1.2 million, compared to net income of $1.1 million for the six months ended June 30, 2012.

Contributing to the net loss for the three and six months ended June 30, 2013 were expenses totaling $209,000 and $893,000, respectively, related to the pending acquisition of Newport Bancorp, Inc.

Interest and Dividend Income. Total interest and dividend income decreased $576,000, or 6.5%, to $8.3 million for the quarter ended June 30, 2013, compared to the same period in 2012. The decrease in interest income was due to lower yields on securities and loans, offset by an increase of $23.6 million in the average balance of loans. The average yield earned on interest-earning assets decreased 25 basis points to 3.68%, with the yield on investment securities decreasing 36 basis points to 2.17% and the yield on loans decreasing 31 basis points to

4.28%. Average interest-earning assets decreased $3.8 million to $904.8 million during the second quarter of 2013, due to decreases in the average balance of securities of $26.0 million and other interest earning assets of $1.3 million compared to the same quarter in 2012.

Total interest and dividend income decreased $1.2 million, or 6.9%, to $16.9 million for the six months ended June 30, 2013, compared to the same period in 2012. The decrease in interest income was due to lower yields on securities and loans, offset by an increase of $41.0 million in the average balance of loans. The yield earned on interest-earning assets decreased 25 basis points to 3.75%, with the yield on investment securities decreasing 42 basis points to 2.16% and the yield on loans decreasing 37 basis points to 4.36%. Average interest-earning assets decreased $4.6 million to $906.0 million during the first half of 2013, due to decreases in the average balance of securities of $36.7 million and other interest earning assets of $8.9 million.

Interest Expense. For the quarter ended June 30, 2013, interest expense decreased $309,000, or 12.9%, to $2.1 million compared to $2.4 million for the same period in 2012, primarily due to lower rates paid on deposits and borrowings and decreases in the average balance of certificates of deposit and FHLB borrowings, offset by increases in the average balance of NOW and money market deposits and savings accounts. Average interest-bearing deposits decreased $119,000 to $623.9 million and the average rate paid decreased 15 basis points to 0.83%. An increase in the average balance of NOW and money market deposits and savings accounts totaling $4.8 million and $1.0 million, respectively, was offset by a decrease in the average balance of certificates of deposit totaling $5.7 million, as certain customers shifted from certificates of deposit to NOW and money market accounts and savings accounts. The average balance of FHLB advances decreased $2.1 million and the average rate decreased 37 basis points to 3.08%. The average rate on subordinated debt, which includes the associated interest rate swap, increased 107 basis points to 4.04% as a result of an increase in the LIBOR rate.

For the six months ended June 30, 2013, interest expense decreased $650,000, or 13.1%, to $4.3 million compared to $4.9 million for the same period in 2012, primarily due to lower rates paid on deposits and borrowings and decreases in the average balance of NOW and money market deposits, FHLB borrowings and certificates of deposit, offset by an increase in the average balance of savings accounts. Average interest-bearing deposits decreased $2.2 million to $622.6 million and the average rate paid decreased 15 basis points to 0.85%. An increase in the average balance of savings accounts totaling $1.0 million, was offset by decreases in the average balance of NOW and money market accounts and certificates of deposit totaling $2.3 million and $1.0 million, respectively. The average balance of FHLB advances decreased $2.3 million and the average rate decreased 28 basis points to 3.15%. The average rate on subordinated debt, including the associated interest rate swap, decreased 4 basis points to 4.06% resulting from a decrease in the LIBOR rate.

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

	At or For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$673,787	$7,194	4.28%	$650,233	$7,422	4.59%
Securities (3)	203,653	1,104	2.17	229,664	1,445	2.53
Other interest-earning assets	27,394	11	0.16	28,714	12	0.17
Total interest-earning assets	904,834	8,309	3.68	908,611	8,879	3.93

Noninterest-earning assets	45,524			49,201
Total assets	$950,358			$957,812

Interest-bearing liabilities:
Deposits:
Business checking	$54	—	—	$70	—	—
NOW and money market	311,395	106	0.14	306,584	158	0.21
Savings (4)	42,343	18	0.17	41,305	24	0.23
Certificates of deposit (5)	270,093	1,160	1.72	275,807	1,333	1.94
Total interest-bearing deposits	623,885	1,284	0.83	623,766	1,515	0.98

Federal Home Loan Bank advances	93,168	716	3.08	95,223	816	3.45
Subordinated debt	8,248	83	4.04	8,248	61	2.97
Total interest-bearing liabilities	725,301	2,083	1.15	727,237	2,392	1.32

Noninterest-bearing liabilities	98,831			99,405
Total liabilities	824,132			826,642

Total shareholders' equity	126,226			131,170

Total liabilities and shareholders' equity	$950,358			$957,812

Net interest-earning assets	$179,533			$181,374

Tax equivalent net interest income (3)		6,226			6,487

Tax equivalent interest rate spread (6)			2.53%			2.61%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.76%			2.87%

Average of interest-earning assets to average interest-bearing liabilities			124.75%			124.94%

Less tax equivalent adjustment (3)		(7)			(1)

Net interest income		$6,219			$6,486

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$681,201	$14,717	4.36%	$640,156	$15,057	4.73%
Securities (3)	198,572	2,126	2.16	235,289	3,019	2.58
Other interest-earning assets	26,247	21	0.16	35,195	24	0.14
Total interest-earning assets	906,020	16,864	3.75	910,640	18,100	4.00
				—
Noninterest-earning assets	45,373			49,518
Total assets	$951,393			$960,158

Interest-bearing liabilities:
Deposits:
Business checking	$56	—	—	$57	—	—
NOW and money market	307,994	222	0.15	310,282	373	0.24
Savings (4)	41,293	37	0.18	40,206	59	0.30
Certificates of deposit (5)	273,281	2,377	1.75	274,304	2,678	1.96
Total interest-bearing deposits	622,624	2,636	0.85	624,849	3,110	1.00

Federal Home Loan Bank advances	95,373	1,491	3.15	97,646	1,665	3.43
Subordinated debt	8,248	166	4.06	8,248	168	4.10
Total interest-bearing liabilities	726,245	4,293	1.19	730,743	4,943	1.36

Noninterest-bearing liabilities	98,834			97,842
Total liabilities	825,079			828,585

Total shareholders' equity	126,314			131,573

Total liabilities and shareholders' equity	$951,393			$960,158

Net interest-earning assets	$179,775			$179,897

Tax equivalent net interest income (3)		12,571			13,157

Tax equivalent interest rate spread (6)			2.56%			2.64%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.80%			2.91%

Average of interest-earning assets to average interest-bearing liabilities			124.75%			124.62%

Less tax equivalent adjustment (3)		(7)			(1)

Net interest income		$12,564			$13,156

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

	Three Months Ended June 30, 2013 and 2012			Six Months Ended June 30, 2013 and 2012
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(497)	$269	$(228)	$(1,253)	$913	$(340)
Securities (3)	(189)	(152)	(341)	(457)	(436)	(893)
Other interest-earning assets	(1)	—	(1)	2	(5)	(3)
Total interest-earning assets	(687)	117	(570)	(1,708)	472	(1,236)
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(207)	(24)	(231)	(463)	(11)	(474)
Federal Home Loan Bank advances	(83)	(17)	(100)	(135)	(39)	(174)
Subordinated debt	22	—	22	(2)	—	(2)
Total interest-bearing liabilities	(268)	(41)	(309)	(600)	(50)	(650)
Change in net interest income	$(419)	$158	$(261)	$(1,108)	$522	$(586)

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

Provision for Loan Losses. The provision for loan losses decreased $377,000 and $726,000 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 due to a decrease in nonperforming loans and loans outstanding. At June 30, 2013, nonperforming loans totaled $9.0 million, compared to $11.5 million at June 30, 2012 primarily due to decreases in nonperforming multi-family and commercial mortgage loans of $1.7 million, residential mortgage loans of $340,000 and consumer loans of $312,000. Net loan charge-offs were $376,000 and $570,000 for the three and six months ended June 30, 2013, respectively, consisting primarily of commercial and residential mortgage loan charge-offs, compared to net loan charge-offs of $166,000 and $242,000 for the three and six months ended June 30, 2012, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
	(Dollars in Thousands)
Net impairment losses	$(8)	$—	$(8)	—%	$(8)	$(36)	$28	(77.8)%
Service fees	1,233	1,221	12	1.0	2,449	2,431	18	0.7
Wealth management fees	287	343	(56)	(16.3)	544	1,410	(866)	(61.4)
Increase in cash surrender value of bank-owned life insurance	68	70	(2)	(2.9)	136	142	(6)	(4.2)
Net gain on sales of securities	—	257	(257)	(100.0)	3	574	(571)	(99.5)
Mortgage banking	271	398	(127)	(31.9)	850	677	173	25.6
Net gain (loss) on fair value of derivatives	126	(152)	278	(182.9)	173	(201)	374	(186.1)
Net loss on disposal of SI Trust Servicing operations	—	(212)	212	(100.0)	—	(698)	698	(100.0)
Other	95	401	(306)	(76.3)	365	788	(423)	(53.7)
Total noninterest income	$2,072	$2,326	$(254)	(10.9)%	$4,512	$5,087	$(575)	(11.3)%

Wealth management fees decreased during the second quarter of 2013 due to a reduction in estate fees from trust accounts and declined for the first half of 2013, compared to the same period in 2012, primarily due to the sale of SI Trust Servicing, a third-party provider of trust outsourcing services for community banks, in April 2012. The Company recognized an increase in fair value on certain derivative instruments, offset by a decrease in gains on the sale of available for sale securities during the second quarter and first half of 2013, respectively, compared to the same periods in 2012. Mortgage banking fees declined for the second quarter of 2013 as a result of lower gains realized on residential mortgage loan sales versus an increase in mortgage banking fees for the first half of 2013 due to a higher volume of residential mortgage loan sales. Offsetting the decrease in noninterest income for 2013 was a gain of $201,000 on the sale of $3.0 million in commercial business loans held for investment. For the comparable quarter in 2012, noninterest income included a gain of $349,000 resulting from death benefit proceeds from a bank-owned life insurance policy, offset by a termination charge of $212,000 (pre-tax) related to the sale of SI Trust Servicing. For the comparable six months of 2012, noninterest income included an aggregate loss of $698,000 (pre-tax) on the sale of SI Trust Servicing, offset by an investment gain of $355,000 from one of the Bank's small business investment company limited partnerships and the aforementioned gain of $349,000 related to death benefit proceeds from a bank-owned life insurance policy.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,121	$4,016	$105	2.6%	$8,529	$8,254	$275	3.3%
Occupancy and equipment	1,304	1,332	(28)	(2.1)	2,687	2,818	(131)	(4.6)
Computer and electronic banking services	971	896	75	8.4	1,839	1,889	(50)	(2.6)
Outside professional services	382	313	69	22.0	650	677	(27)	(4.0)
Marketing and advertising	171	220	(49)	(22.3)	301	372	(71)	(19.1)
Supplies	106	91	15	16.5	206	228	(22)	(9.6)
FDIC deposit insurance and regulatory assessments	230	220	10	4.5	463	492	(29)	(5.9)
Merger expenses	209	—	209	—	893	—	893	—
Other	715	469	246	52.5	1,222	1,177	45	3.8
Total noninterest expenses	$8,209	$7,557	$652	8.6%	$16,790	$15,907	$883	5.6%

Noninterest expenses were higher for the three and six months ended June 30, 2013 compared to the same periods in 2012 mainly due to merger-related costs totaling $209,000 and $893,000 (pre-tax), respectively, which included investment banking fees and legal costs associated with the pending acquisition. Increases in salaries and benefits were attributable to higher benefit costs related to equity-based incentive plan compensation and health insurance. Costs associated with foreclosure activities increased $136,000 and $103,000 during the second quarter and first half of 2013, respectively, compared to the same periods in 2012. Offsetting the increase in noninterest expenses were decreases in marketing expenses and occupancy expenses related to lower costs associated with utilities, depreciation of premises and equipment and building maintenance.

Income Tax Provision. The provision for income taxes decreased $66,000 and $114,000 for the three and six months ended June 30, 2013, compared to the same periods in 2012. The effective tax rate for the three months ended June 30, 2013 and 2012 was 322.2% and 18.6%, respectively. The effective tax rate for the first half of 2013 and 2012 was 242.7% and 24.4%, respectively. The higher effective tax rate for 2013 related to certain nondeductible costs associated with the pending acquisition of Newport Bancorp, Inc. Contributing to the lower effective tax rate for 2012 was a tax-exempt gain on bank-owned life insurance proceeds.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $38.5 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $190.9 million at June 30, 2013. In addition, at June 30, 2013, the Bank had the ability to borrow $139.8 million from the FHLB, which includes overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $93.1 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the six months ended June 30, 2013, the Bank originated $87.2 million of loans and purchased $40.9 million of securities and $18.4 million of loans. For the year ended December 31, 2012, the Bank originated $212.7 million of loans and purchased $41.7 million of securities and $49.8 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $2.8 million for the six months ended June 30, 2013. Certificates of deposit due within one year of June 30, 2013 totaled $126.9 million, or 17.9%, of total deposits. Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits. FHLB advances decreased $5.0 million during the six months ended June 30, 2013 and $2.0 million during the year ended December 31, 2012.

The Company repurchased 553 shares of the Company's common stock at a cost of $7,000 during the six months ended June 30, 2013 and 465,788 shares of the Company’s common stock at a cost of $5.3 million during the year ended December 31, 2012. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2012 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At June 30, 2013, SI Financial Group had cash and cash equivalents of $8.9 million and available for sale securities of $7.8 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2012. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2012 and June 30, 2013.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$35,784	$11,123
Undisbursed construction loans	2,868	3,406
Undisbursed home equity lines of credit	24,935	23,019
Undisbursed commercial lines of credit	42,206	23,842
Overdraft protection lines	1,233	1,190
Standby letters of credit	61	611
Total commitments	$107,087	$63,191

Future loan commitments at June 30, 2013 and December 31, 2012 included fixed-rate loan commitments of $22.3 million and $10.6 million, respectively, at interest rates ranging from 2.75% to 5.41% and 2.63% to 7.00%, respectively.

The Bank is a limited partner in three SBICs. At June 30, 2013, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $849,000. The Bank recognized write-downs of $81,000 on its investment in one of the SBICs during the six months ended June 30, 2013, whereas the Bank did not recognize any write-downs during the six months ended June 30, 2012. The impaired SBIC is in a condition of capital impairment as defined in the SBA regulations. The SBA called all remaining unfunded capital commitments from limited partners during the second quarter of 2013. Additional sanctions could be imposed by the SBA, as well, including liquidating the assets of the fund. The carrying value for the impaired SBIC was $175,000 at June 30, 2013.

For the six months ended June 30, 2013, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K.

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

In July 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million, whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed rate of 2.44%. The agreement was effective on December 15, 2010 and terminates on December 15, 2015. This agreement was designated as a cash flow hedge against the trust preferred securities issued by SI Capital Trust II, which effectively converts the variable interest rate on the $8.0 million of trust preferred securities to a fixed rate of 4.14% for the period of December 15, 2010 through December 15, 2015.

In January 2012, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $15.0 million, whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed rate of 1.255%. The agreement was effective on January 11, 2012 and terminates on January 11, 2017. This agreement was not designated as a hedging instrument.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation.

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

The Company's management generally simulates changes to net interest income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management's assumption was 50 basis points. The second scenario assumed an increase in rates of 300 basis points. The third scenario represented an increase in rates of 300 basis points and incorporated assumption sensitivity stress testing for changes in (1) prepayment speeds, (2) lower interest rates on commercial real estate loans, (3) deposit migration and (4) volume of early withdrawals of certificates of deposit accounts as compared to the second scenario. The limits used are re-evaluated periodically and may be modified as appropriate. The basis point change in rates is assumed to occur evenly over the 12- and 24-month periods. The following table reflects changes in estimated net interest income for the Company at June 30, 2013.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
50 basis point decrease in rates	(3.17)%	(4.25)%
300 basis point increase in rates	(0.39)	0.10
300 basis point increase in rates w/assumption sensitivity testing	(1.95)	(3.10)

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates decreased 50 basis points or increased 300 basis points under the third scenario. Conversely, net interest income would be positively affected (within our internal guidelines) in the 24-month period if rates increased 300 basis points under the second scenario, resulting from the Company’s strategy to better position the balance sheet for the anticipated increase in market interest rates. Management believes that under the current rate environment, a downward change in interest rates is unlikely. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB advances to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities. Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate of interest, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase equity securities during the three months ended June 30, 2013. On May 8, 2012, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 528,815 shares, of its common stock from time to time, depending on market conditions. The maximum number of shares that may yet be purchased under the Company's stock repurchase program are 63,715. The repurchase program will continue until it is completed or terminated by the Company's Board of Directors.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Statement of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements(3)

(1) Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

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

SI FINANCIAL GROUP, INC.

Date:	August 7, 2013	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	August 7, 2013	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer, Treasurer and Chief Operating Officer
(principal financial and accounting officer)