Form 10-Q
period 2013-09-30
SI Financial Group, Inc.
filed 2013-11-08
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013
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

As of November 1, 2013, there were 12,789,767 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	September 30, 2013	December 31, 2012
ASSETS:
Cash and due from banks:
Noninterest-bearing	$32,997	$16,364
Interest-bearing	10,247	21,325
Federal funds sold	9,104	—
Total cash and cash equivalents	52,348	37,689

Available for sale securities, at fair value	184,832	176,513
Loans held for sale	1,880	5,069
Loans receivable (net of allowance for loan losses of $6,322 at September 30, 2013 and $6,387 at December 31, 2012)	1,031,422	685,163
Federal Home Loan Bank stock, at cost	13,109	8,078
Bank-owned life insurance	20,553	9,060
Premises and equipment, net	21,455	11,216
Goodwill and other intangibles	20,339	3,451
Accrued interest receivable	4,021	3,215
Deferred tax asset, net	6,893	4,639
Other real estate owned, net	1,520	1,293
Prepaid FDIC deposit insurance assessment	—	1,312
Other assets	10,303	6,552
Total assets	$1,368,675	$953,250

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$140,975	$89,834
Interest-bearing	860,581	615,314
Total deposits	1,001,556	705,148

Mortgagors' and investors' escrow accounts	1,469	3,207
Federal Home Loan Bank advances	168,641	98,069
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Repurchase agreement	15,048	—
Accrued expenses and other liabilities	20,978	12,819
Total liabilities	1,215,940	827,491

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,797,388 and 10,112,310 shares issued; 12,797,226 and 10,112,310 shares outstanding at September 30, 2013 and December 31, 2012, respectively)	128	101
Additional paid-in-capital	125,184	94,810
Unallocated common shares held by ESOP	(4,728)	(5,088)
Unearned restricted shares	(1,854)	(2,210)
Retained earnings	33,987	36,733
Accumulated other comprehensive income	20	1,413
Treasury stock, at cost (162 shares at September 30, 2013)	(2)	—
Total shareholders' equity	152,735	125,759
Total liabilities and shareholders' equity	$1,368,675	$953,250

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans, including fees	$8,105	$7,690	$22,822	$22,747
Securities:
Taxable interest	986	1,150	3,078	4,141
Tax-exempt interest	42	1	62	2
Dividends	8	10	15	36
Other	10	11	31	35
Total interest and dividend income	9,151	8,862	26,008	26,961

Interest expense:
Deposits	1,241	1,479	3,877	4,589
Federal Home Loan Bank advances	736	804	2,227	2,469
Subordinated debt and other borrowings	87	85	253	253
Total interest expense	2,064	2,368	6,357	7,311

Net interest income	7,087	6,494	19,651	19,650

Provision for loan losses	443	1,334	633	2,250

Net interest income after provision for loan losses	6,644	5,160	19,018	17,400

Noninterest income:
Total other-than-temporary impairment losses	—	(311)	(8)	(272)
Portion of losses recognized in other comprehensive income/loss	—	224	—	149
Net impairment losses	—	(87)	(8)	(123)
Service fees	1,515	1,253	3,964	3,684
Wealth management fees	302	288	846	1,698
Increase in cash surrender value of bank-owned life insurance	90	71	226	213
Net (loss) gain on sales of securities	(922)	(344)	(919)	230
Mortgage banking	69	502	919	1,179
Net gain (loss) on fair value of derivatives	18	(79)	191	(280)
Net loss on disposal of equipment	—	(5)	—	(5)
Net loss on disposal of SI Trust Servicing operations	—	—	—	(698)
Impairment loss on long-lived assets	—	(410)	—	(410)
Other	161	43	526	831
Total noninterest income	1,233	1,232	5,745	6,319

Noninterest expenses:
Salaries and employee benefits	4,394	3,838	12,923	12,092
Occupancy and equipment	1,417	1,340	4,104	4,158
Computer and electronic banking services	1,057	930	2,896	2,819
Outside professional services	298	296	948	973
Marketing and advertising	170	162	471	534
Supplies	110	96	316	324
FDIC deposit insurance and regulatory assessments	251	223	714	715
Merger expenses	1,305	—	2,198	—
Other	1,372	523	2,594	1,700
Total noninterest expenses	10,374	7,408	27,164	23,315

(Loss) income before income tax (benefit) provision	(2,497)	(1,016)	(2,401)	404
(Loss) income tax (benefit) provision	(755)	(316)	(522)	31
Net (loss) income	$(1,742)	$(700)	$(1,879)	$373

(Loss) earnings per share:
Basic	$(0.17)	$(0.07)	$(0.19)	$0.04
Diluted	$(0.17)	$(0.07)	$(0.19)	$0.04

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net (loss) income	$(1,742)	$(700)	$(1,879)	$373
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on available for sale securities:
Net unrealized holding (loss) gain on available for sale securities	(631)	340	(2,211)	1,319
Reclassification adjustment for losses (gains) recognized in net (loss) income (1)	609	227	607	(152)
Plus: credit portion of OTTI losses recognized in net (loss) income (2)	—	57	5	81
Plus: noncredit portion of OTTI gains on available for sale securities	163	254	124	921
Net unrealized (losses) gains on available for sale securities	141	878	(1,475)	2,169
Net unrealized gain (loss) on interest-rate swap derivative	10	(15)	82	(33)
Other comprehensive (loss) income	151	863	(1,393)	2,136
Comprehensive (loss) income	$(1,591)	$163	$(3,272)	$2,509

(1) Amounts are included in net gain (loss) on the sales of securities in noninterest income on the consolidated statements of operations. Income tax expense (benefit) associated with the reclassification adjustment for the three and nine months ended September 30, 2013 was $(313,000) and $(312,000), respectively, and $(117,000) and $78,000 for the three and nine months ended September 30, 2012, respectively.
(2) Amounts are included in net impairment losses recognized in noninterest income on the consolidated statements of operations. Income tax benefit associated with the reclassification adjustment for the three and nine months ended September 30, 2013 totaled $0 and $3,000, respectively, and amounted to $30,000 and $42,000 for the three and nine months ended September 30, 2012, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2012	10,112,310	$101	$94,810	$(5,088)	$(2,210)	$36,733	$1,413	$—	$125,759
Comprehensive loss	—	—	—	—	—	(1,879)	(1,393)	—	(3,272)
Acquisition of Newport Federal Savings Bank	2,683,099	27	30,078	—	—	—	—	—	30,105
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(860)	—	—	(860)
Equity incentive plan compensation	—	—	220	—	356	—	—	—	576
Allocation of 36,477 ESOP shares	—	—	57	360	—	—	—	—	417
Tax benefit from share-based compensation	—	—	4	—	—	—	—	—	4
Stock options exercised	2,694	—	15	—	—	—	—	—	15
Common shares repurchased	(715)	—	—	—	—	(7)	—	(2)	(9)
Balance at September 30, 2013	12,797,388	$128	$125,184	$(4,728)	$(1,854)	$33,987	$20	$(2)	$152,735

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,879)	$373
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	633	2,250
Employee stock ownership plan expense	417	407
Equity incentive plan expense	576	86
Excess tax benefit from share-based compensation	(4)	(3)
Amortization of investment premiums and discounts, net	921	932
Amortization of loan premiums and discounts, net	1,071	1,045
Depreciation and amortization of premises and equipment	1,355	1,406
Amortization of core deposit intangible	55	8
Net loss (gain) on sales of securities	919	(230)
Net (gain) loss on fair value of derivatives	(191)	280
Deferred income taxes	67	124
Loans originated for sale	(36,927)	(36,303)
Proceeds from sale of loans held for sale	40,464	37,232
Net loss on disposal of SI Trust Servicing operations	—	698
Net gain on sales of loans held for sale	(735)	(998)
Net gain on sales of loans held for investment	(201)	—
Net loss on disposal of equipment	—	5
Net loss on sales or write-downs of other real estate owned	25	14
Increase in cash surrender value of bank-owned life insurance	(226)	(213)
Gain on bank-owned life insurance proceeds	—	(349)
Impairment charge on long-lived assets	—	410
Other-than-temporary impairment losses on securities	8	123
Change in operating assets and liabilities:
Accrued interest receivable	42	132
Other assets	(1,781)	290
Accrued expenses and other liabilities	1,974	652
Net cash provided by operating activities	6,583	8,371

Cash flows from investing activities:
Purchases of available for sale securities	(40,863)	(41,721)
Proceeds from sales of available for sale securities	13,108	39,115
Proceeds from maturities of and principal repayments on available for sale securities	31,786	42,197
Redemption of Federal Home Loan Bank stock	325	—
Net decrease (increase) in loans	28,811	(12,908)
Purchases of loans	(20,115)	(40,788)
Net cash paid from acquisition of Newport Bancorp, Inc.	(8,935)	—
Proceeds from sales of loans held for investment	3,189	—
Proceeds from sales of other real estate owned	1,255	1,101
Purchases of premises and equipment	(1,868)	(1,062)
Proceeds from bank-owned life insurance	—	585
Net cash provided by (used in) investing activities	6,693	(13,481)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Net increase in deposits	7,971	5,601
Net decrease in mortgagors' and investors' escrow accounts	(1,738)	(1,789)
Proceeds from Federal Home Loan Bank advances	40,000	—
Repayments of Federal Home Loan Bank advances	(44,000)	(7,000)
Excess tax benefit from share-based compensation	4	3
Cash dividends on common stock	(860)	(885)
Stock options exercised	15	10
Common shares repurchased	(9)	(4,977)
Net cash provided by (used in) financing activities	1,383	(9,037)

Net change in cash and cash equivalents	14,659	(14,147)
Cash and cash equivalents at beginning of period	37,689	48,412
Cash and cash equivalents at end of period	$52,348	$34,265

Supplemental cash flow information:
Interest paid	$6,146	$7,315
Income taxes paid, net	1,312	113
Transfer of loans to other real estate owned	1,407	876

In connection with the purchase acquisition detailed in Note 10 to the unaudited interim consolidated financial statements:
Fair value of non-cash assets acquired	$406,912	$—
Goodwill and core deposit intangibles	16,943	—
Fair value of liabilities assumed	384,815	—
Value of common shares issued	30,105	—

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-six offices in eastern Connecticut and Rhode Island. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans.  In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s offices. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

On September 6, 2013, the Company acquired Newport Bancorp, Inc. ("Newport"), the holding company for Newport Federal Savings Bank. The acquisition added six full-service banking offices located in eastern Connecticut and Rhode Island. See Note 10 - Acquisition of Newport Bancorp, Inc. for additional details.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2012 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the year ending December 31, 2013 or for any other period.

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
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut and Rhode Island. To a lesser extent, certain commercial real estate loans are secured by collateral located outside of our primary market area. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in local market conditions.

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

Recent Accounting Pronouncements
Disclosures about Offsetting Assets and Liabilities – In December 2011, the Financial Accounting Standards Board ("FASB") amended its standard related to disclosure requirements for offsetting assets and liabilities. Under this

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

amendment, an entity is required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update were effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this amendment had no impact on the Company's consolidated financial statements.

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

Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2012, the FASB issued an amendment to improve the transparency of reporting these reclassifications by requiring an organization to 1) present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income and 2) cross-reference to other disclosures currently required under GAAP for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. The amendments were effective for reporting periods beginning after December 15, 2012. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements. See Consolidated Statements of Comprehensive Income (Loss).

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings (loss) per share calculations. The Company had anti-dilutive common shares outstanding of 534,492 and 595,761 for the three and nine months ended September 30, 2013, respectively, and 173,138 and 215,987 for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2013 and for the three months ended September 30, 2012, all common stock equivalents were anti-dilutive and were not included in the computation of loss per share because it would result in a reduction in the net loss per share.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

The computation of earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands, Except Per Share Data)
Net (loss) income	$(1,742)	$(700)	$(1,879)	$373

Weighted average common shares outstanding:
Basic	10,310,210	9,569,069	9,814,017	9,785,924
Effect of dilutive stock options	—	—	—	21,774
Diluted	10,310,210	9,569,069	9,814,017	9,807,698

(Loss) earnings per share:
Basic	$(0.17)	$(0.07)	$(0.19)	$0.04
Diluted	$(0.17)	$(0.07)	$(0.19)	$0.04

NOTE 3.  SECURITIES

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$48,179	$527	$(123)	$48,583
Government-sponsored enterprises	28,533	320	(245)	28,608
Mortgage-backed securities:(2)
Agency - residential	88,754	1,499	(1,456)	88,797
Non-agency - residential	540	27	(1)	566
Corporate debt securities	4,515	115	—	4,630
Collateralized debt obligations	3,797	—	(104)	3,693
Obligations of state and political subdivisions	6,250	163	(70)	6,343
Tax-exempt securities	3,862	—	(275)	3,587
Foreign government securities	25	—	—	25
Total available for sale securities	$184,455	$2,651	$(2,274)	$184,832

(1) Net of OTTI write-downs recognized in earnings.
(2) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

At September 30, 2013, certain agency-residential mortgage-backed securities were pledged to secure a $15.0 million repurchase agreement assumed in the merger with Newport. These pledged securities have a carrying value of $15.9 million and fair value of $16.3 million at September 30, 2013. In addition, the Company has $4.0 million in cash pledged as collateral to secure this agreement at September 30, 2013. The repurchase agreement has a rate of 2.58% and matures in November 2013.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

The amortized cost and fair value of debt securities by contractual maturities at September 30, 2013 are presented below. Actual maturities of mortgage-backed securities ("MBS") may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because MBSs are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$7,983	$8,023
After 1 but within 5 years	25,022	25,448
After 5 but within 10 years	15,959	15,935
After 10 years	46,197	46,063
	95,161	95,469
Mortgage-backed securities	89,294	89,363
Total debt securities	$184,455	$184,832

The following is a summary of realized gains and losses on the sales of securities for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Gross gains on sales	$37	$113	$40	$740
Gross losses on sales	(959)	(457)	(959)	(510)
Net (loss) gain on sale of securities	$(922)	$(344)	$(919)	$230

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

Proceeds from the sale of available for sale securities were $12.1 million and $13.1 million for the three and nine months ended September 30, 2013, respectively, and $6.7 million and $39.1 million for the three and nine months ended September 30, 2012, respectively.

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
September 30, 2013:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$13,578	$101	$1,000	$22	$14,578	$123
Government sponsored enterprises	7,864	245	—	—	7,864	245
Mortgage-backed securities:
Agency - residential	39,216	1,391	2,856	65	42,072	1,456
Non-agency - residential	173	1	—	—	173	1
Collateralized debt obligations	—	—	3,693	104	3,693	104
Obligations of state and political subdivisions	1,205	70	—	—	1,205	70
Tax-exempt securities	3,587	275	—	—	3,587	275
Total	$65,623	$2,083	$7,549	$191	$73,172	$2,274

	Less Than 12 Months		12 Months Or More		Total
December 31, 2012:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$—	$—	$1,367	$23	$1,367	$23
Mortgage-backed securities:
Agency - residential	6,923	37	1,404	29	8,327	66
Non-agency - residential	1,926	8	1,417	116	3,343	124
Non-agency - HELOC	—	—	2,477	78	2,477	78
Corporate debt securities	—	—	946	49	946	49
Collateralized debt obligations	—	—	4,396	1,597	4,396	1,597
Total	$8,849	$45	$12,007	$1,892	$20,856	$1,937

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

At September 30, 2013, thirty-three debt securities with gross unrealized losses had aggregate depreciation of approximately 3.01% of the Company’s amortized cost basis. The majority of the unrealized losses related to the Company’s agency mortgage-backed securities. Impairment charges recognized on investments deemed other-than-temporarily impaired were $0 and $8,000 for the three and nine months ended September 30, 2013, respectively compared to $87,000 and $123,000 of net impairment losses recognized by the Company for the three and nine months ended September 30, 2012, respectively. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at September 30, 2013.

U.S. Government and Agency Obligations. The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2013.

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

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS. Management also reviewed analytics provided by the trustee and independent OTTI reviews and associated cash flow analyses performed by an independent third party. The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support. The increased number of bank and insurance company failures has decreased the level of credit support for these investments. A number of lower tranches have foregone payments or have received payment in kind through increased principal allocations. However, the number of deferring securities has been decreasing and a number of reinstatements have occurred recently. Based on the existing credit profile of the remainder of the Company's PTPS investments, management does not believe that these investments will suffer from any further credit-related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at September 30, 2013.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

The following table details the Company's collateralized debt obligations that are rated below investment grade at September 30, 2013:

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit- Related OTTI (2)	% of Current Performing Collateral Coverage
(Dollars in Thousands)
CDO	A2	$2,578	$—	$(78)	$2,500	B-	$62	127.6
		$2,578	$—	$(78)	$2,500		$62

(1) The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2) The OTTI amounts provided in the table represent cumulative credit loss amounts through September 30, 2013.

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive (loss) income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Balance at beginning of period	$267	$172	$259	$1,207
Amounts related to credit for which OTTI losses were not previously recognized	—	—	8	—
Additional credit losses for which OTTI losses were previously recognized	—	87	—	123
Reduction for permanent loss in value of securities during the period	—	—	—	(1,071)
Reduction for securities sold during the period (realized)	(205)	—	(205)	—
Balance at end of period	$62	$259	$62	$259

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$456,416	$230,664
Multi-family and commercial	262,543	201,951
Construction	9,889	3,284
Total real estate loans	728,848	435,899

Commercial business loans:
SBA and USDA guaranteed	142,008	148,385
Time share	28,394	23,310
Condominium association	18,054	15,493
Other	67,874	26,339
Total commercial business loans	256,330	213,527

Consumer loans:
Home equity	41,604	28,375
Indirect automobile	7,120	9,652
Other	2,250	2,353
Total consumer loans	50,974	40,380

Total loans	1,036,152	689,806

Deferred loan origination costs, net of fees	1,592	1,744
Allowance for loan losses	(6,322)	(6,387)
Loans receivable, net	$1,031,422	$685,163

The Company purchased commercial business loans totaling $20.1 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company purchased commercial business loans and consumer loans totaling $33.9 million and $6.9 million, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 are as follows:

Three Months Ended September 30, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$999	$2,947	$30	$1,531	$500	$6,007
Provision for loan losses	99	11	83	231	19	443
Loans charged-off	(128)	—	—	—	(10)	(138)
Recoveries of loans previously charged-off	1	1	—	2	6	10
Balance at end of period	$971	$2,959	$113	$1,764	$515	$6,322

Nine Months Ended September 30, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,125	$3,028	$22	$1,735	$477	$6,387
Provision for loan losses	401	56	91	27	58	633
Loans charged-off	(586)	(197)	—	—	(71)	(854)
Recoveries of loans previously charged-off	31	72	—	2	51	156
Balance at end of period	$971	$2,959	$113	$1,764	$515	$6,322

Three Months Ended September 30, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$725	$2,700	$314	$1,418	$487	$5,644
Provision (credit) for loan losses	241	1,279	(290)	88	16	1,334
Loans charged-off	(127)	(1,165)	—	—	(27)	(1,319)
Recoveries of loans previously charged-off	26	134	—	3	4	167
Balance at end of period	$865	$2,948	$24	$1,509	$480	$5,826

Nine Months Ended September 30, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$759	$2,337	$280	$1,148	$446	$4,970
Provision (credit) for loan losses	246	1,740	(256)	346	174	2,250
Loans charged-off	(219)	(1,267)	—	—	(149)	(1,635)
Recoveries of loans previously charged-off	79	138	—	15	9	241
Balance at end of period	$865	$2,948	$24	$1,509	$480	$5,826

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

Further information pertaining to the allowance for loan losses at September 30, 2013 and December 31, 2012 is as follows:

September 30, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$336	$93	$—	$—	$—	$429
Allowance for loans individually or collectively evaluated and not deemed to be impaired	635	2,866	113	1,764	515	5,893
Total allowance for loan losses	$971	$2,959	$113	$1,764	$515	$6,322

Loans individually evaluated and deemed to be impaired	$6,713	$2,475	$—	$416	$189	$9,793
Loans individually or collectively evaluated and not deemed to be impaired	449,318	254,617	9,889	254,874	50,785	1,019,483
Amount of loans acquired with deteriorated credit quality	385	5,451	—	1,040	—	6,876
Total loans	$456,416	$262,543	$9,889	$256,330	$50,974	$1,036,152

December 31, 2012	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$454	$88	$—	$39	$—	$581
Allowance for loans individually or collectively evaluated and not deemed to be impaired	671	2,940	22	1,696	477	5,806
Total allowance for loan losses	$1,125	$3,028	$22	$1,735	$477	$6,387

Loans individually evaluated and deemed to be impaired	$6,991	$5,873	$—	$618	$361	$13,843
Loans individually or collectively evaluated and not deemed to be impaired	223,673	196,078	3,284	212,909	40,019	675,963
Total loans	$230,664	$201,951	$3,284	$213,527	$40,380	$689,806

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

Past Due Loans
The following represents an aging of loans at September 30, 2013 and December 31, 2012:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family(1)	$25	$668	$2,317	$3,010	$453,406	$456,416
Multi-family and commercial(1)	285	—	2,101	2,386	260,157	262,543
Construction	—	—	—	—	9,889	9,889
Commercial Business:
SBA and USDA guaranteed	476	—	—	476	141,532	142,008
Time share	—	—	—	—	28,394	28,394
Condominium association	—	—	—	—	18,054	18,054
Other(1)	8	—	348	356	67,518	67,874
Consumer:
Home equity	84	—	4	88	41,516	41,604
Indirect automobile	59	—	—	59	7,061	7,120
Other	1	4	—	5	2,245	2,250
Total	$938	$672	$4,770	$6,380	$1,029,772	$1,036,152

(1) Includes loans acquired with deteriorated credit quality from the Newport merger.

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$3,245	$1,725	$3,285	$8,255	$222,409	$230,664
Multi-family and commercial	4,149	—	1,266	5,415	196,536	201,951
Construction	—	—	—	—	3,284	3,284
Commercial Business:
SBA and USDA guaranteed	5,014	1,087	—	6,101	142,284	148,385
Time share	—	—	—	—	23,310	23,310
Condominium association	—	—	—	—	15,493	15,493
Other	—	—	541	541	25,798	26,339
Consumer:
Home equity	216	—	361	577	27,798	28,375
Indirect automobile	19	—	—	19	9,633	9,652
Other	21	—	—	21	2,332	2,353
Total	$12,664	$2,812	$5,453	$20,929	$668,877	$689,806

The Company did not have any loans that were past due 90 days or more and still accruing interest at September 30, 2013 or December 31, 2012 .

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at September 30, 2013 and December 31, 2012:

	Impaired Loans
September 30, 2013(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$4,662	$4,906	$—	$4,120
Multi-family and commercial	7,545	7,742	—	2,316
Commercial business - Other	1,456	1,456	—	416
Consumer - Home equity	189	189	—	193
Total impaired loans without valuation allowance	13,852	14,293	—	7,045

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,436	2,447	336	306
Multi-family and commercial	381	471	93	381
Total impaired loans with valuation allowance	2,817	2,918	429	687
Total impaired loans	$16,669	$17,211	$429	$7,732

 (1) Includes loans acquired with deteriorated credit quality from the Newport merger.

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,866	$4,013	$—	$3,855
Multi-family and commercial	4,407	4,407	—	1,522
Commercial business - Other	546	546	—	470
Consumer - Home equity	361	435	—	366
Total impaired loans without valuation allowance	9,180	9,401	—	6,213

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	3,125	3,125	454	1,133
Multi-family and commercial	1,466	1,556	88	236
Commercial business - Other	72	72	39	72
Total impaired loans with valuation allowance	4,663	4,753	581	1,441
Total impaired loans	$13,843	$14,154	$581	$7,654

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At September 30, 2013 and

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

December 31, 2012, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are committed to be advanced to those borrowers whose loans are deemed impaired.

Additional information related to impaired loans is as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,984	$43	$24	$7,168	$201	$149
Multi-family and commercial	5,589	29	—	5,093	75	—
Commercial business - Other	965	5	—	710	12	5
Consumer - Home equity	203	—	—	297	27	27
Total	$13,741	$77	$24	$13,268	$315	$181

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,048	$26	$14	$5,763	$131	$119
Multi-family and commercial	8,320	99	30	8,742	232	30
Commercial business - Other	583	2	2	611	2	2
Consumer - Home equity	488	4	4	402	4	4
Total	$15,439	$131	$50	$15,518	$369	$155

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
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

The following tables present the Company’s loans by risk rating at September 30, 2013 and December 31, 2012:

September 30, 2013	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$447,496	$671	$8,249	$—	$—	$456,416
Multi-family and commercial	—	226,098	18,787	17,658	—	—	262,543
Construction	—	9,889	—	—	—	—	9,889
Total real estate loans	—	683,483	19,458	25,907	—	—	728,848

Commercial Business:
SBA and USDA guaranteed	142,008	—	—	—	—	—	142,008
Time share	—	28,394	—	—	—	—	28,394
Condominium association	—	18,054	—	—	—	—	18,054
Other	—	60,437	4,025	3,412	—	—	67,874
Total commercial business loans	142,008	106,885	4,025	3,412	—	—	256,330

Consumer:
Home equity	—	41,295	—	309	—	—	41,604
Indirect automobile	—	7,120	—	—	—	—	7,120
Other	—	2,250	—	—	—	—	2,250
Total consumer loans	—	50,665	—	309	—	—	50,974
Total loans	$142,008	$841,033	$23,483	$29,628	$—	$—	$1,036,152

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

December 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$222,262	$723	$7,679	$—	$—	$230,664
Multi-family and commercial	—	185,141	5,321	11,489	—	—	201,951
Construction	—	3,284	—	—	—	—	3,284
Total real estate loans	—	410,687	6,044	19,168	—	—	435,899

Commercial Business:
SBA and USDA guaranteed	148,385	—	—	—	—	—	148,385
Time share	—	23,310	—	—	—	—	23,310
Condominium association	—	15,493	—	—	—	—	15,493
Other	—	22,244	3,399	696	—	—	26,339
Total commercial business loans	148,385	61,047	3,399	696	—	—	213,527

Consumer:
Home equity	—	27,960	—	415	—	—	28,375
Indirect automobile	—	9,652	—	—	—	—	9,652
Other	—	2,353	—	—	—	—	2,353
Total consumer loans	—	39,965	—	415	—	—	40,380
Total loans	$148,385	$511,699	$9,443	$20,279	$—	$—	$689,806

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

The following tables provide information on loans modified as TDRs during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013		2012

	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	—	$—	7	$1,314
Total	—	$—	7	$1,314

	Nine Months Ended September 30,
	2013		2012

	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$408	10	$1,746
Total	1	$408	10	$1,746

During the modification process, there were no loan charge-offs or principal reductions for the loans included in the above tables.

The following table provides the recorded investment, by type of modification, during the three and nine months ended September 30, 2013 and 2012 for modified loans identified as TDRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Interest rate adjustments	$—	$500	$—	$500
Combination of rate and payment (1)	—	396	—	828
Combination of rate and maturity (2)	—	418	408	418
Total	$—	$1,314	$408	$1,746

(1) Terms include combination of interest rate adjustments and interest-only payments with deferral of principal.
(2) Terms include combination of interest rate adjustments and extensions of maturity.

One commercial loan totaling $373,000, which was modified as a TDR within the past twelve months, was in payment default (defined as 90 days or more past due) during the three and nine months ended September 30, 2013. There were no TDRs in payment default within twelve months of restructure for the three and nine months ended September 30, 2012.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	(In Thousands)
Land	$4,311	$2,098
Buildings	11,370	7,052
Leasehold improvements	10,754	7,563
Furniture and equipment	12,431	10,867
Construction in process	51	84
	38,917	27,664
Accumulated depreciation and amortization	(17,462)	(16,448)
Premises and equipment, net	$21,455	$11,216

At September 30, 2013 and December 31, 2012, construction in process related to design and site costs associated with a new branch location. At December 31, 2012, the Company had an outstanding commitment for the purchase of land totaling $450,000, which was purchased during the quarter ended March 31, 2013.

NOTE 6.  OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income (loss) are components of comprehensive income (loss).

Components of other comprehensive loss and related tax effects are as follows:

	Nine Months Ended September 30, 2013
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding losses on available for sale securities	$(3,348)	$1,137	$(2,211)
Reclassification adjustment for losses recognized in net loss	919	(312)	607
Credit portion of OTTI losses recognized in net loss	8	(3)	5
Noncredit portion of OTTI gains on available for sale securities	188	(64)	124
Unrealized holding losses on available for sale securities, net of taxes	(2,233)	758	(1,475)
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	125	(43)	82
Other comprehensive loss	$(2,108)	$715	$(1,393)

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

The components of accumulated other comprehensive (loss) income included in shareholders’ equity are as follows:

	September 30, 2013
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$455	$(155)	$300
Noncredit portion of OTTI losses on available for sale securities	(78)	26	(52)
Net unrealized loss on effective cash flow hedging derivative	(345)	117	(228)
Accumulated other comprehensive income	$32	$(12)	$20

	December 31, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$2,876	$(977)	$1,899
Noncredit portion of OTTI losses on available for sale securities	(266)	90	(176)
Net unrealized loss on effective cash flow hedging derivative	(470)	160	(310)
Accumulated other comprehensive income	$2,140	$(727)	$1,413

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined). As of September 30, 2013 and December 31, 2012, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since then that management believes have changed the Bank’s regulatory category. As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, quantitatively in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

The Bank’s actual capital amounts and ratios as of September 30, 2013 and December 31, 2012 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$116,164	8.73%	$53,255	4.00%	$66,568	5.00%
Tier I Risk-based Capital Ratio	116,164	14.34	32,393	4.00	48,589	6.00
Total Risk-based Capital Ratio	123,045	15.19	64,785	8.00	80,982	10.00
Tangible Equity Ratio	116,164	8.73	19,971	1.50	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$103,547	11.08%	$37,382	4.00%	$46,727	5.00%
Tier I Risk-based Capital Ratio	103,547	20.20	20,504	4.00	30,757	6.00
Total Risk-based Capital Ratio	109,751	21.41	41,009	8.00	51,262	10.00
Tangible Equity Ratio	103,547	11.08	14,018	1.50	N/A	N/A

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
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

The following methods and assumptions were used by the Company in estimating fair value measurement and disclosures of its financial instruments:

•	Cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate the fair values based on the short-term nature of the assets.

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

•
Loans receivable. For valuation purposes, the loan portfolio was segregated into significant categories, including residential mortgage, commercial real estate, commercial business and consumer loans. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using assumptions developed by management and a valuation model provided by a third party specialist. The fair values of residential mortgage, commercial real estate, commercial business and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

balances. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

•
Repurchase Agreement. The fair value of the Company's repurchase agreement is estimated using a discounted cash flow analysis based on current rates in the market for similar types of borrowing arrangements.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2013.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,023	$47,560	$—	$48,583
Government-sponsored enterprises	—	28,608	—	28,608
Mortgage-backed securities	—	89,363	—	89,363
Corporate debt securities	—	4,630	—	4,630
Collateralized debt obligations	—	—	3,693	3,693
Obligations of state and political subdivisions	—	6,343	—	6,343
Tax-exempt securities	—	3,587	—	3,587
Foreign government securities	—	25	—	25
Forward loan sale commitments and derivative loan commitments	—	—	114	114
Total assets	$1,023	$180,116	$3,807	$184,946

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$15	$15
Interest rate swap agreements	—	541	—	541
Total liabilities	$—	$541	$15	$556

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$1,035	$55,224	$—	$56,259
Government-sponsored enterprises	—	23,967	—	23,967
Mortgage-backed securities	—	78,733	—	78,733
Corporate debt securities	—	7,694	—	7,694
Collateralized debt obligations	—	—	4,396	4,396
Obligations of state and political subdivisions	—	5,414	—	5,414
Foreign government securities	—	50	—	50
Forward loan sale commitments and derivative loan commitments	—	—	17	17
Total assets	$1,035	$171,082	$4,413	$176,530

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$4	$4
Interest rate swap agreements	—	849	—	849
Total liabilities	$—	$849	$4	$853

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2012	$4,396	$13
Total realized and unrealized gains included in net loss	—	86
Total unrealized gains included in other comprehensive loss	57	—
Sales	(760)	—
Balance at September 30, 2013	$3,693	$99

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at September 30, 2013 and December 31, 2012. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012.

	At September 30, 2013			At December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$1,243	$—	$—	$1,616
Other real estate owned	—	—	1,520	—	—	1,293
Total assets	$—	$—	$2,763	$—	$—	$2,909

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Impaired loans	$33	$280	$318	$345
Other real estate owned	—	28	32	28
Total assets	$33	$308	$350	$373

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2013 and December 31, 2012. The estimated fair value amounts at September 30, 2013 and December 31, 2012 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of September 30, 2013 and December 31, 2012, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$52,348	$52,348	$—	$—	$52,348
Available for sale securities	184,832	1,023	180,116	3,693	184,832
Loans held for sale	1,880	—	—	1,927	1,927
Loans receivable, net	1,031,422	—	—	1,036,571	1,036,571
Federal Home Loan Bank stock	13,109	—	—	13,109	13,109
Accrued interest receivable	4,021	—	—	4,021	4,021
Financial Liabilities:
Deposits	1,001,556	—	—	1,004,491	1,004,491
Mortgagors' and investors' escrow accounts	1,469	—	—	1,469	1,469
Federal Home Loan Bank advances	168,641	—	171,065	—	171,065
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,164	—	6,164
Repurchase agreement	15,048	—	—	15,048	15,048
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	68	—	—	68	68
Forward loan sale commitments	46	—	—	46	46
Liabilities:
Forward loan sale commitments	15	—	—	15	15
Interest rate swap agreements	541	—	541	—	541

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

At September 30, 2013 and December 31, 2012, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	September 30, 2013	December 31, 2012

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.25%	0.31%
Weighted average maturity in years	2.2	3.0
Unrealized loss relating to interest rate swap	$345	$470

At September 30, 2013 and December 31, 2012, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended September 30, 2013 and December 31, 2012, related to the balance sheet hedging of long-term debt indicate that the hedge was 100% effective and that there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The Company had previously posted collateral of $600,000 in the normal course of business for a derivative instrument, with a credit-related contingent feature, that was in a net liability position at September 30, 2013 and December 31, 2012.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in other noninterest income.

Interest Rate Swap Agreement - During the first quarter of 2012, management entered into an interest rate swap agreement, that does not meet the hedge accounting requirements of FASB's "Derivatives and Hedging" standard, to manage the Company's exposure to interest rate movements and other identified risks. Changes in fair value of this instrument are recorded as a component of noninterest income.

At September 30, 2013 and December 31, 2012, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.25%	0.35%
Weighted average maturity in years	3.3	4.0

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

The Company reported a loss in fair value on the interest rate swap not designated as a hedge of $58,000 and a gain in fair value of $183,000 in noninterest income for the three and nine months ended September 30, 2013, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decrease. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated mortgage loan commitments was $6.6 million at September 30, 2013. At September 30, 2013, the fair values of such commitments were a net asset of $68,000.

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

The notional amount of undesiginated forward loan sale commitments was $6.1 million at September 30, 2013. The fair value of such commitments was a net asset of $31,000 at September 30, 2013.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at September 30, 2013 and December 31, 2012.

		September 30, 2013		December 31, 2012
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(345)	$8,000	$(470)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(196)	15,000	(379)
Derivative loan commitments	Other Assets	6,557	68	7,844	10
Forward loan sale commitments	Other Assets	6,089	31	5,919	3

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

NOTE 10. ACQUISITION OF NEWPORT BANCORP, INC.

On September 6, 2013, the Company acquired Newport. The transaction qualified as a tax-free reorganization for federal income tax purposes. Merger consideration paid in the transaction to shareholders of Newport totaled $61.0 million, consisting of 2,683,099 shares of Company common stock and $30.9 million in cash.

The Company accounted for the transaction using the acquisition method. Accordingly, the Company recorded acquisition expenses totaling $2.2 million (pre-tax) during the nine months ended September 30, 2013. The acquisition method requires an acquirer to recognize the assets acquired and the liabilities assumed at fair value as of the acquisition date. Additionally, the Company's results of operations include Newport's operating results from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition (dollars in thousands).

Assets:
Cash & cash equivalents	$21,955
Investment securities	16,431
Loans receivable, net	361,054
Premises and equipment	9,726
Federal Home Loan Bank stock	5,356
Goodwill	8,370
Core deposit intangible	8,573
Other real estate owned	100
Bank-owned life insurance	11,266
Accrued interest receivable	848
Deferred tax asset, net	1,606
Other assets	525
Total assets acquired	445,810

Liabilities:
Deposits	288,437
FHLB advances	74,820
Repurchase agreement	15,072
Accrued expense and other liabilities	6,486
Total liabilities assumed	384,815
Net assets acquired	$60,995

As noted above, the Company acquired loans with a fair value of $361.1 million. Included in this amount was $6.9 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company recorded an aggregate nonaccretable credit discount of $1.2 million, which is defined as the loans' contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration of the loans' credit quality at the acquisition date.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

The following table summarizes the unaudited pro forma financial results of operations as if the Company acquired Newport on January 1, 2012. Newport's operating results for 2013 include activity through September 6, 2013.

	Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2013	2012

Net interest income	$29,926	$31,279
Net income	2,074	2,477
Earnings per share - Basic	0.17	0.20
Earnings per share - Diluted	0.17	0.20

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2013 and December 31, 2012 and the results of operations for the three and nine months ended September 30, 2013 and 2012. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, the ability to successfully integrate the operations of Newport, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Assets:
Summary. Assets increased $415.4 million, or 43.6%, to $1.37 billion at September 30, 2013 from $953.3 million at December 31, 2012, due to increases of $346.3 million in net loans receivable, $16.9 million in intangible assets, $11.5 million in bank-owned life insurance, $10.2 million in premises and equipment, $8.3 million in available for sale securities and $5.0 million in Federal Home Loan Bank stock primarily as a result of the acquisition of Newport. The increase was offset by a decrease of $3.2 million in loans held for sale and $1.3 million in the prepaid FDIC deposit insurance assessment.

Loans Receivable, Net. Net loans receivable increased $346.3 million principally due to the loans acquired from the Newport merger of $361.1 million, offset by loan sales of $43.1 million and principal repayments and maturities. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 44.0% of the total loan portfolio at September 30, 2013. The residential mortgage portfolio increased $225.8 million, or 97.9%, due to the acquisition of $241.0 million in loans from the Newport acquisition, offset by the sale of $40.1 million of fixed rate-residential mortgage loans. Residential mortgage loan originations decreased $3.6 million during the first nine months of 2013 compared to the same period in 2012. Interest rate volatility negatively impacted loan originations during 2013.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 25.3% of total loans at September 30, 2013 and increased $60.6 million, or 30.0%, during the first nine months of 2013. Loan originations for multi-family and commercial real estate loans were $9.9 million, representing a decrease of $40.9 million during the first nine months of 2013 compared to the same period in 2012 resulting from a lack of demand in the market.

•	Construction. Construction loans, which include both residential and commercial construction loans, increased $6.6 million.

•
Commercial Business. Commercial business loans represented 24.7% of total loans at September 30, 2013. Commercial business loans increased $42.8 million, or 20.0%. Contributing to the increase was the purchase of $20.1 million in commercial business loans, of which $15.5 million were SBA and USDA guaranteed loans, and loan originations of $65.0 million, partially offset by the sale of $3.0 million of SBA and USDA guaranteed loans during the first nine months of 2013. Commercial business loan originations increased $32.7 million over the comparable period in 2012. Commercial business loans included growth in specialized products such as time share lending and condominium of $5.1 million and $2.6 million, respectively. At September 30, 2013, unfunded lines of credit related to time share lending totaled $30.1 million as a result of an experienced lender dedicated to identifying new opportunities for growth within the time share industry.

•
Consumer. Consumer loans represented 4.9% of the Company’s total loan portfolio at September 30, 2013. Consumer loans increased $10.6 million during the first nine months of 2013. Home equity loans increased $13.2 million, offset by decreases in indirect automobile loans and other consumer loans of $2.5 million and $103,000, respectively. Loan originations for consumer loans totaled $13.5 million, representing an increase of $5.5 million for the nine months ended September 30, 2013, compared to the same period in 2012, as a result of a home equity line of credit promotion.

The allowance for loan losses totaled $6.3 million at September 30, 2013 compared to $6.4 million at December 31, 2012. The ratio of the allowance for loan losses to total loans decreased from 0.93% at December 31, 2012 to 0.61% at September 30, 2013 predominately as a result of loans acquired from the Newport merger that were recorded at fair value on the date of the merger and require no further allowance.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

	September 30 2013	December 31, 2012
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$4,426	$4,988
Multi-family and commercial	2,697	1,758
Total real estate loans	7,123	6,746
Commercial business loans - Other	416	542
Consumer loans - Home equity	193	366
Total nonaccrual loans	7,732	7,654
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	7,732	7,654
Other real estate owned, net (2)	1,520	1,293
Total nonperforming assets	9,252	8,947
Accruing troubled debt restructurings	5,894	3,826
Total nonperforming assets and troubled debt restructurings	$15,146	$12,773

Allowance for loan losses as a percent of nonperforming loans	81.76%	83.45%
Total nonperforming loans to total loans	0.75%	1.11%
Total nonperforming loans to total assets	0.56%	0.80%
Total nonperforming assets and troubled debt restructurings to total assets	1.11%	1.34%

(1) Includes nonperforming TDRs totaling $543,000 and $504,000 at September 30, 2013 and December 31, 2012, respectively.
(2) Other real estate owned balances are shown net of related write-downs or valuation allowance.

Nonperforming multi-family and commercial real estate loans increased $939,000 and residential - 1 to 4 family real estate loans decreased $562,000 at September 30, 2013. Nonperforming loans are expected to remain elevated in the short-term due to the extended judicial foreclosure process in the State of Connecticut. The modification of loan terms, which may result in TDR classification, may be provided to borrowers when necessary to preserve the unpaid principal balance of certain loans.

Other real estate owned increased $227,000 from December 31, 2012 to September 30, 2013, primarily as a result of the acquisition of six residential and two commercial properties with an aggregate carrying value of $1.5 million, partially offset by the sale of five residential and three commercial properties with a carrying value of $1.3 million. At September 30, 2013, other real estate owned included four residential properties and three commercial properties.

Over the past year, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, a combination of deferred principal payments and interest rate concessions or a combination of maturity extensions and interest rate concessions. TDRs increased to $6.4 million at September 30, 2013, compared to $4.3 million at December 31, 2012, resulting from the addition of $3.7 million in TDRs acquired from the Newport merger which consisted of nine commercial real estate loans with a recorded investment of $2.5 million, three residential real estate loans with a recorded investment of $522,000 and one commercial business loan with a recorded investment of $657,000. Of the TDRs, $5.9 million and $3.8 million were performing in accordance with their restructured terms at September 30, 2013 and December 31, 2012, respectively. The Company anticipates that these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $388.4 million, or 46.9%, to $1.22 billion at September 30, 2013 compared to $827.5 million at December 31, 2012. Borrowings increased $85.6 million from $106.3 million at December 31, 2012 to $191.9 million at September 30, 2013, which included a $15.1 million repurchase agreement and $74.8 million in Federal Home Loan Bank ("FHLB") advances from the Newport merger. Deposits increased $296.4 million, or 42.0%, which included increases in NOW and money market accounts of $173.4 million, certificates of deposit of $66.6 million and savings account deposits of $5.3 million. Growth in deposits included $288.4 million assumed in the Newport acquisition.

Equity:
Summary. Shareholders’ equity increased $27.0 million from $125.8 million at December 31, 2012 to $152.7 million at September 30, 2013. The increase in shareholders’ equity was attributable to the acquisition of Newport resulting in an increase in equity of $30.1 million and an unrealized gain of $82,000 on an interest-rate swap derivative, offset by a net loss of $1.9 million, a decline in unrealized gains on available for sale securities aggregating $1.5 million (net of taxes) and dividends of $860,000.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap designated as a hedge, net of taxes. Net unrealized gains on available for sale securities, net of taxes, decreased to $248,000 at September 30, 2013. The net unrealized loss on the interest rate swap, net of taxes, totaled $228,000 at September 30, 2013 compared to a net unrealized loss on the interest rate swap, net of taxes of $310,000 at December 31, 2012.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

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

Summary. The Company reported a net loss of $1.7 million for the three months ended September 30, 2013, representing a decrease of $1.0 million, compared to a net loss of $700,000 for the three months ended September 30, 2012.

The Company reported a net loss of $1.9 million for the nine months ended September 30, 2013, representing a decrease of $2.3 million, compared to net income of $373,000 for the nine months ended September 30, 2012.

Contributing to the net loss for the three and nine months ended September 30, 2013 were expenses totaling $1.3 million and $2.2 million (pre-tax), respectively, associated with the acquisition of Newport, losses realized on security sales and penalties related to the prepayment of FHLB advances.

Interest and Dividend Income. Total interest and dividend income increased $289,000, or 3.3%, to $9.2 million for the quarter ended September 30, 2013, compared to the same period in 2012. The increase in interest income was due to an increase in the average balance of loans, offset by lower yields on loans and securities and a decrease in the average balance of securities. The average yield earned on interest-earning assets decreased 22 basis points to 3.68%, with the yield on loans decreasing 40 basis points to 4.16% and the yield on investment securities decreasing 7 basis points to 2.13%. Average interest-earning assets increased $82.1 million to $986.9 million during the third quarter of 2013, due to an increase in the average balance of loans of $102.7 million, offset by decreases in the average balance of securities of $14.7 million and other interest earning assets of $5.8 million compared to the same quarter in 2012.

Total interest and dividend income decreased $1.0 million, or 3.5%, to $26.0 million for the nine months ended September 30, 2013, compared to the same period in 2012. The decrease in interest income was due to lower yields on loans and securities and a decrease in the average balance of securities, offset by an increase in the average balance of loans. The yield earned on interest-earning assets decreased 23 basis points to 3.73%, with the yield on loans decreasing 39 basis points to 4.28% and the yield on investment securities decreasing 31 basis points to 2.15%. Average interest-earning assets increased $24.6 million to $933.3 million during the first nine months of 2013, due to an increase in the average balance of loans of $61.9 million, offset by decreases in the average balance of securities of $29.3 million and other interest earning assets of $7.9 million.

Interest Expense. For the quarter ended September 30, 2013, interest expense decreased $304,000, or 12.8%, to $2.1 million compared to $2.4 million for the same period in 2012, primarily due to lower rates paid on deposits and borrowings, offset by increases in the average balance of deposits, FHLB advances and other borrowings. Average interest-bearing deposits increased $55.2 million to $677.5 million and the average rate paid decreased 22 basis points to 0.73%. Increases in the average balance of NOW and money market deposits, certificates of deposit and savings accounts totaling $46.6 million, $4.8 million and $3.9 million, respectively, were primarily due to the acquisition of Newport. The average balance of FHLB advances increased $22.4 million and the average rate decreased 91 basis points to 2.53%. The average balance of other borrowed funds, which represents a repurchase agreement assumed in the Newport merger, increased $3.9 million with an average rate paid of 20 basis points. The average rate on subordinated debt, which includes the associated interest rate swap, decreased 1 basis point to 4.09% as a result of a decrease in the LIBOR rate.

For the nine months ended September 30, 2013, interest expense decreased $954,000, or 13.0%, to $6.4 million compared to $7.3 million for the same period in 2012, primarily due to lower rates paid on deposits and borrowings. Average interest-bearing deposits increased $17.1 million to $641.1 million and the average rate paid decreased 17 basis points to 0.81%. Increases in the average balance of NOW and money market deposits and savings accounts totaled $14.2 million and $2.0 million, respectively. The average balance of FHLB advances increased $6.0 million and the average rate decreased 52 basis points to 2.91%. The lower rate paid on FHLB advances for 2013 was attributable to the prepayment of certain higher rate advances and new advances at significantly lower rates. The average balance of other borrowed funds increased $1.3 million with an average rate paid of 20 basis points. The average rate on subordinated debt, including the associated interest rate swap, decreased 3 basis points to 4.07% resulting from a decrease in the LIBOR rate.

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

	At or For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$773,439	$8,105	4.16%	$670,751	$7,690	4.56%
Securities (3)	195,119	1,050	2.13	209,858	1,161	2.20
Other interest-earning assets	18,314	10	0.22	24,138	11	0.18
Total interest-earning assets	986,872	9,165	3.68	904,747	8,862	3.90

Noninterest-earning assets	75,664			46,900
Total assets	$1,062,536			$951,647

Interest-bearing liabilities:
Deposits:
Business checking	$(14)	—	—	$23	—	—
NOW and money market	349,346	122	0.14	302,786	134	0.18
Savings (4)	43,909	18	0.16	39,987	22	0.22
Certificates of deposit (5)	284,216	1,101	1.54	279,447	1,323	1.88
Total interest-bearing deposits	677,457	1,241	0.73	622,243	1,479	0.95

Federal Home Loan Bank advances	115,508	736	2.53	93,069	804	3.44
Subordinated debt	8,248	85	4.09	8,248	85	4.10
Other borrowed funds	3,931	2	0.20	—	—	—
Total interest-bearing liabilities	805,144	2,064	1.02	723,560	2,368	1.30

Noninterest-bearing liabilities	119,042			99,346
Total liabilities	924,186			822,906

Total shareholders' equity	138,350			128,741

Total liabilities and shareholders' equity	$1,062,536			$951,647

Net interest-earning assets	$181,728			$181,187

Tax equivalent net interest income (3)		7,101			6,494

Tax equivalent interest rate spread (6)			2.66%			2.60%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.85%			2.86%

Average of interest-earning assets to average interest-bearing liabilities			122.57%			125.04%

Less tax equivalent adjustment (3)		(14)			—

Net interest income		$7,087			$6,494

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$712,285	$22,822	4.28%	$650,429	$22,747	4.67%
Securities (3)	197,408	3,176	2.15	226,750	4,180	2.46
Other interest-earning assets	23,574	31	0.18	31,482	35	0.15
Total interest-earning assets	933,267	26,029	3.73	908,661	26,962	3.96
				—
Noninterest-earning assets	55,512			48,639
Total assets	$988,779			$957,300

Interest-bearing liabilities:
Deposits:
Business checking	$33	—	—	$46	—	—
NOW and money market	321,930	344	0.14	307,765	507	0.22
Savings (4)	42,175	55	0.17	40,132	81	0.27
Certificates of deposit (5)	276,966	3,478	1.68	276,031	4,001	1.94
Total interest-bearing deposits	641,104	3,877	0.81	623,974	4,589	0.98

Federal Home Loan Bank advances	102,158	2,227	2.91	96,109	2,469	3.43
Subordinated debt	8,248	251	4.07	8,248	253	4.10
Other borrowed funds	1,325	2	0.20	—	—	—
Total interest-bearing liabilities	752,835	6,357	1.13	728,331	7,311	1.34

Noninterest-bearing liabilities	105,574			98,347
Total liabilities	858,409			826,678

Total shareholders' equity	130,370			130,622

Total liabilities and shareholders' equity	$988,779			$957,300

Net interest-earning assets	$180,432			$180,330

Tax equivalent net interest income (3)		19,672			19,651

Tax equivalent interest rate spread (6)			2.60%			2.62%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.82%			2.89%

Average of interest-earning assets to average interest-bearing liabilities			123.97%			124.76%

Less tax equivalent adjustment (3)		(21)			(1)

Net interest income		$19,651			$19,650

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

	Three Months Ended September 30, 2013 and 2012			Nine Months Ended September 30, 2013 and 2012
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(710)	$1,125	$415	$(1,981)	$2,056	$75
Securities (3)	(33)	(78)	(111)	(496)	(508)	(1,004)
Other interest-earning assets	2	(3)	(1)	4	(8)	(4)
Total interest-earning assets	(741)	1,044	303	(2,473)	1,540	(933)
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(282)	44	(238)	(752)	40	(712)
Federal Home Loan Bank advances	(239)	171	(68)	(390)	148	(242)
Subordinated debt	—	—	—	(2)	—	(2)
Other borrowed funds	—	2	2	—	2	2
Total interest-bearing liabilities	(521)	217	(304)	(1,144)	190	(954)
Change in net interest income	$(220)	$827	$607	$(1,329)	$1,350	$21

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

Provision for Loan Losses. The provision for loan losses decreased $891,000 and $1.6 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 due to decreases in nonperforming loans, loan charge-offs and loans outstanding. At September 30, 2013, nonperforming loans totaled $7.7 million, compared to $9.2 million at September 30, 2012 primarily due to decreases in nonperforming residential mortgage loans of $867,000 and consumer loans of $327,000. Net loan charge-offs were $128,000 and $698,000 for the three and nine months ended September 30, 2013, respectively, consisting primarily of residential and commercial mortgage loan charge-offs. Net loan charge-offs were $1.2 million and $1.4 million for the three and nine months ended September 30, 2012, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
	(Dollars in Thousands)
Net impairment losses	$—	$(87)	$87	(100.0)%	$(8)	$(123)	$115	(93.5)%
Service fees	1,515	1,253	262	20.9	3,964	3,684	280	7.6
Wealth management fees	302	288	14	4.9	846	1,698	(852)	(50.2)
Increase in cash surrender value of bank-owned life insurance	90	71	19	26.8	226	213	13	6.1
Net (loss) gain on sales of securities	(922)	(344)	(578)	168.0	(919)	230	(1,149)	(499.6)
Mortgage banking	69	502	(433)	(86.3)	919	1,179	(260)	(22.1)
Net gain (loss) on fair value of derivatives	18	(79)	97	(122.8)	191	(280)	471	(168.2)
Net loss on disposal of equipment	—	(5)	5	(100.0)	—	(5)	5	(100.0)
Net loss on disposal of SI Trust Servicing operations	—	—	—	N/A	—	(698)	698	(100.0)
Impairment loss on long-lived assets	—	(410)	410	(100.0)	—	(410)	410	(100.0)
Other	161	43	118	274.4	526	831	(305)	(36.7)
Total noninterest income	$1,233	$1,232	$1	0.1%	$5,745	$6,319	$(574)	(9.1)%

The Company realized a net loss of $922,000 and $919,000 on the sale of securities during the three and nine months ended September 30, 2013, respectively, primarily related to the sale of $3.4 million in collateralized debt obligations and non-agency mortgage-backed securities previously classified as substandard. Mortgage banking fees declined $433,000 and $260,000 for the three and nine months ended September 30, 2013, respectively, as a result of lower gains realized on residential mortgage loan sales. Wealth management fees increased $14,000 during the third quarter of 2013 due to an increase in trust and investment services fees and declined $852,000 for the first nine months of 2013, compared to the same period in 2012, primarily due to the sale of SI Trust Servicing, a third-party provider of trust outsourcing services for community banks, in April 2012. The Company recognized increases in fair value adjustments of $97,000 and $471,000 on certain derivative instruments during the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012. Service fees increased during the three and nine months ended September 30, 2013 due to fees associated with higher electronic banking usage and the overdraft privilege program. Additionally, noninterest income for 2013 included a gain of $201,000 on the sale of $3.0 million in commercial business loans held for investment. For the comparable quarter in 2012, the Company recognized a write-down of $410,000 on leasehold improvements and certain equipment related to the planned closure of the New London, Connecticut branch office. For the comparable nine months of 2012, noninterest income included an aggregate loss of $698,000 (pre-tax) on the sale of SI Trust Servicing, offset by an investment gain of $355,000 received from one of the Bank's small business investment company limited partnerships ("SBIC") and a gain of $349,000 resulting from death benefit proceeds from a bank-owned life insurance policy included in other noninterest income.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,394	$3,838	$556	14.5%	$12,923	$12,092	$831	6.9%
Occupancy and equipment	1,417	1,340	77	5.7	4,104	4,158	(54)	(1.3)
Computer and electronic banking services	1,057	930	127	13.7	2,896	2,819	77	2.7
Outside professional services	298	296	2	0.7	948	973	(25)	(2.6)
Marketing and advertising	170	162	8	4.9	471	534	(63)	(11.8)
Supplies	110	96	14	14.6	316	324	(8)	(2.5)
FDIC deposit insurance and regulatory assessments	251	223	28	12.6	714	715	(1)	(0.1)
Merger expenses	1,305	—	1,305	—	2,198	—	2,198	—
Other	1,372	523	849	162.3	2,594	1,700	894	52.6
Total noninterest expenses	$10,374	$7,408	$2,966	40.0%	$27,164	$23,315	$3,849	16.5%

Noninterest expenses were higher for the three and nine months ended September 30, 2013 compared to the same periods in 2012 mainly due to merger-related costs totaling $1.3 million and $2.2 million (pre-tax), respectively, which included investment banking fees, legal and accounting costs associated with the Newport acquisition. Increases in salaries and benefits were attributable to an increase in employee compensation due to additional lending staff and higher benefit costs related to equity-based incentive plan compensation and health insurance. Other noninterest expenses for the third quarter of 2013 included prepayment penalties totaling $659,000 for the early extinguishment of certain higher rate FHLB borrowings.

Income Tax Provision. The provision for income taxes decreased $439,000 and $553,000 for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The effective tax rate for the three months ended September 30, 2013 and 2012 was 30.2% and 31.1%, respectively. The effective tax rate for the first nine months of 2013 and 2012 was 21.7% and 7.7%, respectively. The higher effective tax rate for 2013 was impacted by certain nondeductible transaction costs associated with the acquisition of Newport. Contributing to the lower effective tax rate for 2012 was a tax-exempt gain on bank-owned life insurance proceeds.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $52.3 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $184.8 million at September 30, 2013. In addition, at September 30, 2013, the Bank had the ability to borrow $321.6 million from the FHLB, which includes overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $168.6 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the nine months ended September 30, 2013, the Bank originated $151.4 million of loans and purchased $40.9 million of securities and $20.1 million of loans. For the year ended December 31, 2012, the Bank originated $212.7 million of loans and purchased $41.7 million of securities and $49.8 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $294.7 million, primarily as a result of the Newport merger, for the nine months ended September 30, 2013. Certificates of deposit due within one year of September 30, 2013 totaled $148.1 million, or 14.8%, of total deposits. Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits. FHLB advances increased $70.6 million during the nine months ended September 30, 2013 and $2.0 million during the year ended December 31, 2012.

The Company repurchased 715 shares of the Company's common stock at a cost of $9,000 during the nine months ended September 30, 2013 and 465,788 shares of the Company’s common stock at a cost of $5.3 million during the year ended December 31, 2012. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2012 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At September 30, 2013, SI Financial Group had cash and cash equivalents of $5.2 million and available for sale securities of $6.3 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2012. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2012 and September 30, 2013.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$38,803	$11,123
Undisbursed construction loans	8,952	3,406
Undisbursed home equity lines of credit	31,608	23,019
Undisbursed commercial lines of credit	60,867	23,842
Overdraft protection lines	1,230	1,190
Standby letters of credit	61	611
Total commitments	$141,521	$63,191

Future loan commitments at September 30, 2013 and December 31, 2012 included fixed-rate loan commitments of $18.0 million and $10.6 million, respectively, at interest rates ranging from 2.75% to 5.41% and 2.63% to 7.00%, respectively.

The Bank is a limited partner in three SBICs. At September 30, 2013, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $849,000. The Bank recognized write-downs of $81,000 on its investment in one of the SBICs during the nine months ended September 30, 2013, whereas the Bank did not recognize any write-downs during the nine months ended September 30, 2012. The impaired SBIC is in a condition of capital impairment as defined in the SBA regulations. The SBA called all remaining unfunded capital commitments from limited partners during the second quarter of 2013. Additional sanctions could be imposed by the SBA, as well, including liquidating the assets of the fund. The carrying value for the impaired SBIC was $175,000 at September 30, 2013.

For the nine months ended September 30, 2013, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The Company's management generally simulates changes to net interest income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management's assumption was 50 basis points. The second scenario assumed an increase in rates of 300 basis points. The third scenario represented an increase in rates of 300 basis points and incorporated assumption sensitivity stress testing for changes in (1) prepayment speeds, (2) lower interest rates on commercial real estate loans, (3) deposit migration and (4) volume of early withdrawals of certificates of deposit accounts as compared to the second scenario. The limits used are re-evaluated periodically and may be modified as appropriate. The basis point change in rates is assumed to occur evenly over the 12- and 24-month periods. The following table reflects changes in estimated net interest income for the Company at September 30, 2013.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(2.70)%	(3.95)%
300 basis point increase in rates	(1.82)	(1.70)
400 basis point increase in rates	(5.37)	(6.71)

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates decreased 100 basis points or increased 300 or 400 basis points. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB advances to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities. Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate of interest, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase equity securities during the three months ended September 30, 2013. On May 8, 2012, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 528,815 shares, of its common stock from time to time, depending on market conditions. The maximum number of shares that may yet be purchased under the Company's stock repurchase program are 63,715. The repurchase program will continue until it is completed or terminated by the Company's Board of Directors.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Statement of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements

(1) Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

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

SI FINANCIAL GROUP, INC.

Date:	November 8, 2013	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	November 8, 2013	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer, Treasurer and Chief Operating Officer
(principal financial and accounting officer)