Form 10-K
period 2013-12-31
SI Financial Group, Inc.
filed 2014-03-13
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

o	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______  to _______

Commission File Number:  0-54241

SI FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	80-0643149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 Main Street, Willimantic, Connecticut	06226
(Address of principal executive offices)	(Zip Code)
 (860) 423-4581
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC
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

Large Accelerated Filer  ☐ Accelerated Filer  ☒
Non-Accelerated Filer   ☐   Smaller Reporting Company Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $107.3 million, which was computed by reference to the closing price of $11.05, at which the common equity was sold as of June 30, 2013.  Solely for the purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be affiliates.

As of March 3, 2014, there were 12,801,657 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders and the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

SI FINANCIAL GROUP, INC.

Forward-Looking Statements
This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.  Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of SI Financial Group, Inc. (the "Company") and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for products, difficulties and delays in integrating Newport Federal Savings Bank, including a failure to achieve the expected level of cost savings and synergies, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines.  Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in this annual report on Form 10-K and in other reports filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

On September 6, 2013, the Company acquired Newport Bancorp, Inc. ("Newport"), the holding company for Newport Federal Savings Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes. The consideration paid in the transaction to stockholders of Newport consisted of 2,683,099 shares of Company common stock and $30.9 million in cash. Based upon the Company's $11.22 per share closing price on September 6, 2013, the transaction was valued at approximately $61.0 million. As a result of this transaction, the Company added six branches, $446.4 million in assets, $361.1 million in loans and $288.4 million in deposits to its franchise.

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

The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in its market area, including insurance, trust and investment services.  The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business and consumer loans.  The Bank also purchases commercial business loans, including loans fully guaranteed by the Small Business Administration ("SBA") and the United States Department of Agriculture ("USDA"). Since 2008, substantially all of the fixed-rate one- to four-family residential conforming loans the Bank originates have been sold in the secondary market with the servicing retained.  Such sales generate mortgage banking fee income.  The remainder of the Bank’s loan portfolio is originated for investment.

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

Market Area and Competition

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford.  The Bank operates 26 full-service offices throughout Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut and Newport and Washington counties in Rhode Island and one wealth management and trust services office in Windham county.  The Bank’s primary lending area is eastern Connecticut and Rhode Island and most of the Bank’s deposit customers reside in the areas surrounding the Bank’s branch offices.  The economy in the Company’s Connecticut market area is relatively diverse and primarily oriented to the educational, service, entertainment, insurance, manufacturing and retail industries.  The major employers in the Connecticut area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc.  In addition, there are also many small to mid-sized businesses that support the local economy. The economy in the Company's Rhode Island market area is primarily oriented to the health care, educational, retail and hospitality industries. The major employers in the Rhode Island area include several hospitals, universities and pharmaceutical manufacturers.

Notwithstanding the recent economic downturn, our primary market area has remained a relatively stable banking market.  Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut have a total population of 1.6 million and 625,000 total households.  For 2012, median household income levels ranged from $55,000 to $77,000 in the five counties we maintain branch offices in Connecticut, compared to $66,000 for Connecticut as a whole and $50,000 for the United States according to published statistics. Newport and Washington counties in Rhode Island have a total population of 212,000 and 85,000 total households according to SNL Financial. Median household income levels for 2012 ranged from $64,000 to $71,000, compared to $53,000 for Rhode Island as a whole according to published statistics.

The Bank faces significant competition for the attraction of deposits and origination of loans.  The most direct competition for deposits has historically come from the several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities.  At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), for the bank offices in Connecticut, the

Bank held 20.26% of the deposits in Windham County, which is the largest market share out of the 10 financial institutions with offices in this county.  Also, at June 30, 2013, the Bank held 0.92% of the deposits in New London, Tolland, Hartford and Middlesex counties, which is the 15th largest market share out of the 37 financial institutions with offices in these counties.  Bank of America Corp., Webster Bank Financial Corporation, The Toronto-Dominion Bank, People’s United Financial, Inc. and Banco Santander, S.A., all of which are large national or regional bank holding companies, also operate in the Bank’s market area. These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.  In Rhode Island, at June 30, 2013, which is the most recent date for which data is available from the FDIC, Newport Federal Savings Bank held 5.88% of the deposits in Newport and Washington counties, which is the 5th largest market share out of the 11 financial institutions with offices in these counties.  The Washington Trust Company of Westerly, RBS Citizens, Bank Newport and Bank of America Corp. also operate in the Bank's Rhode Island market area.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans.  At December 31, 2013, the Bank had loans held for sale totaling $1.8 million.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$449,812	42.73%	$230,664	33.44%	$247,426	39.79%	$270,923	44.46%	$306,244	50.12%
Multi-family and commercial	285,660	27.13	201,951	29.28	158,384	25.47	160,015	26.26	159,781	26.15
Construction	10,162	0.97	3,284	0.48	12,290	1.98	6,952	1.14	11,400	1.87
Total real estate loans	745,634	70.83	435,899	63.20	418,100	67.24	437,890	71.86	477,425	78.14

Commercial business loans:
SBA and USDA guaranteed	137,578	13.07	148,385	21.51	127,359	20.48	116,492	19.11	77,310	12.65
Time share	28,615	2.72	23,310	3.38	—	—	—	—	—	—
Condominium association	18,442	1.75	15,493	2.25	—	—	—	—	—	—
Other	69,705	6.62	26,339	3.81	40,442	6.50	26,310	4.32	30,239	4.95
Total commercial business loans	254,340	24.16	213,527	30.95	167,801	26.98	142,802	23.43	107,549	17.60

Consumer loans:
Home equity	44,284	4.21	28,375	4.11	27,425	4.41	25,533	4.19	22,573	3.69
Indirect automobile	6,354	0.60	9,652	1.40	5,733	0.92	—	—	—	—
Other	2,116	0.20	2,353	0.34	2,824	0.45	3,167	0.52	3,513	0.57
Total consumer loans	52,754	5.01	40,380	5.85	35,982	5.78	28,700	4.71	26,086	4.26

Total loans	1,052,728	100.00%	689,806	100.00%	621,883	100.00%	609,392	100.00%	611,060	100.00%
Deferred loan origination costs, net of deferred fees	1,598		1,744		1,713		1,621		1,523
Allowance for loan losses	(6,916)		(6,387)		(4,970)		(4,799)		(4,891)
Loans receivable, net	$1,047,410		$685,163		$618,626		$606,214		$607,692

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

In an effort to provide financing for moderate income and first-time buyers, the Bank offers loans insured by the Federal Housing Administration and the Veterans Administration and participates in the Connecticut Housing Finance Authority Program.  The Bank also offers Guaranteed Rural Housing Loans through the USDA. The Bank offers fixed-rate residential mortgage loans through these programs to qualified individuals and originates the loans using modified underwriting guidelines.

Multi-Family and Commercial Real Estate Loans.  The Bank originates multi-family and commercial real estate ("CRE") loans throughout its market area for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  The Bank offers fixed-rate and adjustable-rate multi-family and commercial real estate loans.  The Bank’s multi-family and commercial real estate loans are generally secured by owner-occupied properties, including churches and retail facilities.  The Bank intends to continue to emphasize making these types of loans, as market conditions permit, as such loans produce yields that are generally higher than one- to four-family residential loans and are more sensitive to changes in market interest rates.

The Bank has established a specialized lending strategy which includes an Out-of-Market CRE Market Lending Program. The primary focus of this program is to develop greater investment in real estate loans in the metro-Boston area and the surrounding region. The Bank employs a highly seasoned senior commercial real estate loan officer and a senior commercial real estate underwriter with significant expertise in this type of lending. Loans originated in this lending area comprise income producing properties representing office, flex, industrial, retail, single credit tenant and residential apartments. These properties have strong income support, favorable demographics and are owned and managed by experienced and financially strong property managers. These loans are predominately shorter-term loan facilities (generally 5-year maturities) which are structured to provide the Bank with strong asset growth, coupled with a focus on credit quality. At December 31, 2013, the Bank's exposure in Out-of-Market CRE Market Lending was $55.8 million.

The Bank originates adjustable-rate multi-family and commercial real estate loans for amortization periods up to 25 years.  Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period.  Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.  At December 31, 2013, the largest outstanding multi-family or commercial real estate loan was $10.2 million.  This loan is secured by a retail building and was performing according to its terms at December 31, 2013.

Construction and Land Loans.  The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings.  The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses.  Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Commercial construction loans generally provide for the payment of interest only during the construction phase which may range from three to twenty-four months.  Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction, 75% on construction for nonresidential properties and 80% of the lesser of the appraised value or cost of the project on multi-family construction.  At December 31, 2013, the largest outstanding commercial construction loan commitment was $4.5 million for the construction of a multi-tenant retail building, of which $2.9 million was outstanding and the largest residential construction loan commitment was $550,000 of which $158,000 was outstanding.  These loans were performing according to their terms at December 31, 2013.  Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser.  Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

The Bank also originates land loans to individuals, local contractors and developers only for making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan.  Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land.  Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%.  The Bank offers fixed-rate land loans and variable-rate land loans that adjust annually.  Land loans totaled $562,000 at December 31, 2013.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area.  The Bank offers a variety of commercial lending products, the maximum amount of which is limited by the Bank’s in-house loans to one borrower limit.  At December 31, 2013, the largest commercial loan was a $8.4 million loan, which is secured by the assignment of a diverse portfolio of consumer account receivables related to the time share industry.  This loan was performing according to its terms at December 31, 2013.

The Bank offers loans secured by business assets other than real estate, such as business equipment and inventory. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property.  The Bank originates lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.  These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months, and will be paid over a pre-defined amortization period.  Additional products such as time notes, letters of credit and equipment lease financing are offered.  Additionally, the Bank purchases the portion of commercial business loans that are fully guaranteed by the SBA and the USDA.  At December 31, 2013, purchased SBA and USDA loans totaled $137.6 million.

Under the direction of a seasoned loan officer with experience in this field, the Bank's Commercial Lending Department maintains a program to finance capital improvements for residential and commercial condominium associations. The loans are secured with the assigned right to levy special assessments and collect the special assessments from the individual unit owners. The portfolio consists of 53 loans totaling $18.4 million as of December 31, 2013.

The Bank has initiated a specialized lending program supporting the time share industry. The Bank provides financing for investors but is not involved with the development of time share resorts. The loan is secured by diverse consumer receivables. The Bank employs an experienced loan officer who specializes in this area of lending. The Bank's exposure in time share lending was six loans totaling $28.6 million at December 31, 2013.

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

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income-producing properties, the Bank generally requires borrowers and loan guarantors to provide annual financial statements and/or tax returns.  In reaching a decision on whether to make a multi-family or commercial real estate loan, consideration is given to the net operating income of the property, the borrower’s expertise, credit history and the profitability and value of the underlying property.  The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20.  Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with the ongoing monitoring of the loan, the Bank typically reviews the property, the underlying loan and guarantors annually.

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

The Bank purchases the portions of loans fully guaranteed by the SBA and the USDA.  The loans are primarily for commercial and agricultural properties located throughout the United States.  The Bank purchased $15.5 million and $42.9 million in such loans during 2013 and 2012, respectively. During 2013, proceeds from the sale of SBA and USDA loans totaled $3.2 million. No SBA and USDA loans were sold during 2012.

Additionally, the Bank enters into participation loans with other institutions.  The Bank performs its own underwriting analysis before participating in a loan and therefore, believes there should not be a greater risk of default on these obligations compared to loans the Bank originates itself.  However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. At December 31, 2013, the Bank was a participating lender on four loans totaling $10.0 million, which were secured by commercial real estate, and ten loans totaling $6.8 million, which were secured by other business assets, that are serviced by other institutions as the lead lenders. At December 31, 2012, the Bank was a participating lender on four loans totaling $5.1 million, which were secured by commercial real estate, and were serviced by other institutions as the lead lenders.

During 2012, the Bank purchased an additional indirect automobile portfolio totaling $6.9 million. The characteristics of the portfolio included minimum FICO scores for each applicant, maximum debt to income ratios, qualified collateral and Vendor's Single Interest coverage on each automobile. At December 31, 2013, the indirect automobile portfolio amounted to $6.4 million.

The Bank originates conventional conforming one- to four-family loans which meet Fannie Mae underwriting standards.  Since 2008, substantially all of the fixed-rate one- to four-family residential conforming loans have been sold in the secondary market on a servicing retained basis.  Such loans are sold to Fannie Mae, the Connecticut Housing Finance Authority and the FHLB under the Mortgage Partnership Finance Program.  The decision to sell loans in the secondary market is based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management.  Generally, loans are sold without recourse.  The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. Proceeds from the sale of one- to four-family loans totaled $50.0 million and $55.3 million for the years ended December 31, 2013 and 2012, respectively. The Bank intends to continue to originate these types of loans for sale in the secondary market in the future to increase its noninterest income.

At December 31, 2013, the Bank retained the servicing rights on $225.7 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties.  Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower.  At December 31, 2013, the balance of loans sold with recourse totaled $11,000.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, net loan charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Loans at beginning of year	$689,806	$621,883	$609,392

Originations:
Real estate loans	123,544	159,887	119,684
Commercial business loans	69,998	42,490	16,651
Consumer loans	23,980	10,319	10,898
Total loan originations	217,522	212,696	147,233

Purchases:
Other commercial business loans	7,461	—	—
SBA and USDA guaranteed	15,489	42,907	41,197
Indirect automobile	—	6,861	5,802
Total purchases	22,950	49,768	46,999

Loans acquired from Newport Federal at faIr value	361,055	—	—

Deductions:
Principal loan repayments, prepayments and other, net	181,981	135,677	122,087
Loan sales	53,174	55,260	57,047
Loan charge-offs	1,057	1,817	1,726
Transfers to other real estate owned	2,393	1,787	881
Total deductions	238,605	194,541	181,741

Net increase in loans	362,922	67,923	12,491

Loans at end of year	$1,052,728	$689,806	$621,883

Loan Maturity.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2013.  The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans and may cause actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
The amounts shown below exclude deferred loan fees and costs.

	Amounts Due In
	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$295	$8,967	$440,550	$449,812
Multi-family and commercial	3,208	66,086	216,366	285,660
Construction	622	5,345	4,195	10,162
Total real estate loans	4,125	80,398	661,111	745,634

Commercial business loans:
SBA and USDA guaranteed	147	2,720	134,711	137,578
Time share	6,772	21,843	—	28,615
Condominium association	923	4,211	13,308	18,442
Other	10,936	25,591	33,178	69,705
Total commercial business loans	18,778	54,365	181,197	254,340

Consumer loans:
Home equity	459	3,437	40,388	44,284
Indirect automobile	11	6,088	255	6,354
Other	202	837	1,077	2,116
Total consumer loans	672	10,362	41,720	52,754

Total loans	$23,575	$145,125	$884,028	$1,052,728

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

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2013 that are due after December 31, 2014, and have either fixed interest rates or adjustable interest rates.

	Due After December 31, 2014
	Fixed Rates	Floating or Adjustable Rates	Total

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$373,876	$75,641	$449,517
Multi-family and commercial	118,367	164,085	282,452
Construction	6,298	3,242	9,540
Total real estate loans	498,541	242,968	741,509

Commercial business loans:
SBA and USDA guaranteed	64,306	73,125	137,431
Time share	—	21,843	21,843
Condominium association	16,220	1,299	17,519
Other	39,263	19,506	58,769
Total commercial business loans	119,789	115,773	235,562

Consumer loans:
Home equity	11,763	32,062	43,825
Indirect automobile	6,343	—	6,343
Other	906	1,008	1,914
Total consumer loans	19,012	33,070	52,082

Total loans	$637,342	$391,811	$1,029,153

Loan Approval Procedures and Authority.  The Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Company’s Board of Directors and management.  All residential mortgages and home equity lines of credit in excess of $10.0 million or all commercial loans and other consumer loans in excess of $4.0 million require the approval of the Board of Directors.  The Loan Committee of the Board of Directors has the authority to approve:  (1) residential mortgage loans and consumer home equity lines of credit up to $10.0 million and (2) commercial and other consumer loans up to $4.0 million. The President and the Senior Credit Officer have approval for:  (1) residential mortgage loans that conform to Fannie Mae and Freddie Mac standards up to $4.0 million or $417,000 for those that are non-conforming (2) home equity lines of credit up to $4.0 million and (3) consumer and commercial loans up to $500,000 individually or $1.0 million jointly for commercial and other consumer loans.  Additionally, certain loan and branch personnel have the authority to approve residential mortgage loans, home equity lines and consumer loans up to certain limits as specified in the Bank's loan policy.

Loans to One Borrower.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of the Bank’s stated capital and reserves.  At December 31, 2013, the Bank’s general regulatory limit on loans to one borrower was approximately $18.7 million.  At that date, the Bank’s largest lending relationship was $14.4 million, representing commercial real estate loans on three office buildings.  These loans were performing according to their original terms at December 31, 2013.

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

The following table provides information about delinquencies in the Bank’s loan portfolio at the dates indicated.

	December 31, 2013				December 31, 2012
	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	6	$783	12	$1,473	13	$1,725	24	$3,285
Multi-family and commercial	—	—	4	1,388	—	—	3	1,266
Total real estate loans	6	783	16	2,861	13	1,725	27	4,551
Commercial business loans:
SBA and USDA guaranteed	3	1,161	1	66	1	1,087	—	—
Other	1	171	2	338	—	—	2	541
Total commercial business loans	4	1,332	3	404	1	1,087	2	541
Consumer loans:
Home equity	1	36	1	49	—	—	3	361
Indirect automobile	2	47	1	16	—	—	—	—
Other	1	1	—	—	—	—	—	—
Total consumer loans	4	84	2	65	—	—	3	361
Total delinquent loans	14	$2,199	21	$3,330	14	$2,812	32	$5,453

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

The following table shows the aggregate amounts of the Bank’s criticized and classified assets as of December 31, 2013.

				Special
	Loss	Doubtful	Substandard	Mention
Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$—	$—	$6,870	$1,296
Multi-family and commercial	—	—	16,630	18,363
Total real estate loans	—	—	23,500	19,659

Commercial business loans:
Other	—	—	3,516	2,230
Total commercial business loans	—	—	3,516	2,230

Consumer loans:
Home equity	—	—	101	66
Indirect automobile	—	—	16	—
Total consumer loans	—	—	117	66
Total classified loans	—	—	27,133	21,955

Total criticized and classified assets	$—	$—	$27,133	$21,955

At December 31, 2013, total criticized and classified assets were comprised of 73 commercial real estate loans totaling $35.0 million, 52 residential mortgage loans totaling $8.2 million, 29 commercial business loans totaling $5.7 million and four home equity loans totaling $167,000.  Substandard assets included $27.1 million of substandard loans, of which $7.0 million were nonperforming at December 31, 2013.  Of the $7.0 million in nonperforming loans, residential real estate loans totaling $1.5 million, commercial real estate loans totaling $1.4 million, other commercial business loans totaling $404,000 and consumer loans totaling $65,000 were 90 days or more past due.

Other than disclosed in the above tables, there are no other loans at December 31, 2013 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as a foreclosed asset until it is sold.  When property is acquired, it is recorded at fair value, net of estimated selling expenses.  Holding costs and declines in fair value after acquisition of the property result in charges to earnings.

The following table provides information with respect to the Bank’s nonperforming assets and TDRs as of the dates indicated.  The Company had no accruing loans past due 90 days or more at any of the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,560	$4,988	$5,590	$2,901	$2,597
Multi-family and commercial	2,979	1,758	4,031	1,775	—
Construction	—	—	—	82	375
Total real estate loans	6,539	6,746	9,621	4,758	2,972
Commercial business loans	385	542	654	116	35
Consumer loans:
Home equity	53	366	316	50	—
Indirect automobile	16	—	—	—	—
Other	—	—	—	1	—
Total consumer loans	69	366	316	51	—
Total nonaccrual loans	6,993	7,654	10,591	4,925	3,007

Other real estate owned, net (1)	2,429	1,293	976	1,285	3,680
Total nonperforming assets	9,422	8,947	11,567	6,210	6,687
Accruing troubled debt restructurings	2,192	3,826	4,620	5,261	67
Total nonperforming assets and troubled debt restructurings	$11,614	$12,773	$16,187	$11,471	$6,754

Total nonperforming loans to total loans	0.66%	1.11%	1.70%	0.81%	0.49%
Total nonperforming loans to total assets	0.52	0.80	1.11	0.53	0.34
Total nonperforming assets and troubled debt restructurings to total assets	0.86	1.34	1.69	1.24	0.77

(1)	Other real estate owned balances are shown net of related write-downs or valuation allowance.

The decrease in nonperforming assets was due to a decrease in nonaccrual loans, offset by an increase in other real estate owned.  A decrease in nonperforming residential real estate mortgage, consumer and commercial business loans of $1.4 million, $297,000 and $157,000, respectively, contributed to the lower balance of nonperforming loans at December 31, 2013. Nonaccrual loans consisted of 29 residential one- to four-family loans, eight commercial real estate loans, four commercial business loans and three consumer loans.

Other real estate owned increased $1.1 million from December 31, 2012 to December 31, 2013.  During 2013, the Bank acquired four commercial and ten residential properties with a net carrying value of $2.5 million, sold three commercial and five residential properties with a net carrying value of $1.3 million and reduced the carrying value of two commercial properties and one residential property by $15,000.

At December 31, 2013 and 2012, TDRs totaled $2.5 million and $4.3 million, respectively, as a result of interest rate concessions, deferral of principal payments, extension of maturity or a combination of these items.  Of the TDRs of $2.5 million at December 31, 2013, $2.2 million continued to accrue interest under the restructured terms of their agreements while the accrual of interest was suspended on loans totaling $319,000. As of December 31, 2013, all of our TDRs were performing in accordance with the terms of their restructured loan agreements and the Bank anticipates that these borrowers will repay all contractual principal and interest.

Interest income that would have been recorded for the year ended December 31, 2013 had nonaccruing loans and TDRs been current in accordance with their original terms and had been outstanding throughout the period amounted to $460,000.  The amount of interest recognized on impaired loans was $480,000 for the year ended December 31, 2013.

Loans Acquired with Deteriorated Credit Quality. Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as impaired and they are considered to be accruing because their interest income relates to the accretable yield and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment.

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

◦
General valuation allowance.  The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans.  For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments:  residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer.   Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This allowance percentage or historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies, classified loans and nonaccrual loans; level of loan charge-offs; trends in volume, nature and terms of loans; existence and effect of/or changes in the level of credit concentrations; effects of changes in risk selection, underwriting standards and other changes in lending policies, procedures and practices; experience/ability and depth of lending management and staff and national and local economic trends and conditions and impact on value of underlying collateral for collateral dependent loans.

In computing the allowance for loan losses, we do not assign a general valuation allowance to the SBA and USDA loans that we purchase as such loans are fully guaranteed.  Such loans accounted for $137.6 million, or 13.1% of the loan portfolio at December 31, 2013.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2013			2012			2011
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$975	14.10%	42.73%	$1,125	17.61%	33.44%	$759	15.27%	39.79%
Multi-family and commercial	3,395	49.09	27.13	3,028	47.41	29.28	2,337	47.01	25.47
Construction	169	2.44	0.97	22	0.34	0.48	280	5.63	1.98
Commercial business:
SBA & USDA guaranteed	—	—	13.07	—	—	21.51	—	—	20.48
Time share	429	6.20	2.72	699	10.94	3.38	—	—	—
Condominium association	277	4.01	1.75	232	3.63	2.25	—	—	—
Other	1,169	16.90	6.62	804	12.60	3.81	1,148	23.09	6.50
Consumer loans:
Home equity	409	5.91	4.21	350	5.48	4.11	344	6.92	4.41
Indirect automobile	44	0.64	0.60	68	1.06	1.40	40	0.81	0.92
Other	49	0.71	0.20	59	0.93	0.34	62	1.27	0.45
Total allowance for loan losses	$6,916	100.00%	100.00%	$6,387	100.00%	100.00%	$4,970	100.00%	100.00%

	December 31,
	2010			2009
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$915	19.06%	44.46%	$1,028	21.02%	50.12%
Multi-family and commercial	2,700	56.27	26.26	2,443	49.95	26.15
Construction	64	1.34	1.14	221	4.51	1.87
Commercial business:
SBA & USDA guaranteed	—	—	19.11	—	—	12.65
Time share	—	—	—	—	—	—
Condominium association	—	—	—	—	—	—
Other	790	16.45	4.32	906	18.53	4.95
Consumer loans:
Home equity	265	5.53	4.19	230	4.71	3.69
Other	65	1.35	0.52	63	1.28	0.57
Total allowance for loan losses	$4,799	100.00%	100.00%	$4,891	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Allowance at beginning of year	$6,387	$4,970	$4,799	$4,891	$6,047

Provision for loan losses	1,319	2,896	1,558	902	2,830

Charge-offs:
Real estate loans:
Residential - 1 to 4 family	(712)	(299)	(686)	(285)	(257)
Multi-family and commercial	(228)	(1,267)	(606)	(221)	(149)
Construction	—	—	(83)	(293)	(2,927)
Commercial business loans	(22)	—	(267)	(166)	(645)
Consumer loans:
Home equity	(20)	(125)	(15)	—	—
Indirect automobile	(31)	(68)	—	—	—
Other	(44)	(58)	(69)	(50)	(97)
Total charge-offs	(1,057)	(1,817)	(1,726)	(1,015)	(4,075)

Recoveries:
Real estate loans:
Residential - 1 to 4 family	40	104	—	1	43
Multi-family and commercial	72	140	15	14	—
Construction	91	—	284	—	—
Commercial business loans	3	31	37	3	37
Consumer loans:
Home equity	24	—	—	—	—
Indirect automobile	32	55	—	—	—
Other	5	8	3	3	9
Total recoveries	267	338	339	21	89
Net charge-offs	(790)	(1,479)	(1,387)	(994)	(3,986)

Allowance at end of year	$6,916	$6,387	$4,970	$4,799	$4,891

Ratios:
Allowance to total loans outstanding at year end	0.66%	0.93%	0.80%	0.79%	0.80%
Allowance to nonperforming loans	98.90	83.45	46.93	97.44	162.65
Net charge-offs to average loans outstanding during the year	0.10	0.22	0.22	0.16	0.64

The allowance as a percentage of total loans decreased to 0.66% at December 31, 2013 compared to 0.93% at December 31, 2012.  The lower provision for 2013 resulted from a decrease in nonperforming loans and net loan charge-offs. Two commercial loan relationships contributed to the higher level of loan charge-offs for 2012. At December 31, 2013, nonperforming loans totaled $7.0 million, compared to $7.7 million at December 31, 2012. A decrease in nonperforming residential mortgage and consumer loans of $1.4 million and $297,000, respectively, contributed to the lower balance of nonperforming loans at December 31, 2013. Specific loan loss allowances relating to impaired loans decreased to $530,000 at December 31, 2013 compared to $581,000 at December 31, 2012.  While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, economic conditions have negatively impacted the residential and commercial real estate markets and contributed to the decrease in credit quality for residential and commercial mortgage loans.

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

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds.  The Company is also required to maintain an investment in FHLB stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2013.

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

At December 31, 2013, the Company’s investment portfolio consisted of available for sale securities, totaling $170.2 million, representing 12.6% of assets.  The Company’s available for sale securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, U.S. government and agency obligations, government-sponsored enterprise securities with maturities of 20 years or less, and, to a lesser extent, obligations of state and political subdivisions, tax-exempt securities and corporate debt securities with maturities of 30 years or less.

During the third quarter of 2010, the Company elected to fair value two collateralized debt obligations, previously reported as available for sale securities, and reclassified them as trading securities in accordance with applicable guidance.  These securities had amortized costs of $248,000 and $1.7 million and fair values of $248,000 and $739,000 at December 31, 2010 and 2009, respectively.  Cumulative unrealized losses at the date of election totaling $652,000 were reclassified from accumulated other comprehensive loss to retained earnings as a cumulative effect adjustment resulting from a change in accounting principle.  These securities were sold during the quarter ended June 30, 2011. The Company does not purchase securities with the intent of selling them in the near term, thus there are no securities in the trading portfolio.  For the year ended December 31, 2011, the net gain in fair value on trading securities was $182,000, compared to a net gain in fair value on trading securities of $408,000 for the year ended December 31, 2010.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)
U.S. Government and agency obligations	$54,228	$54,545	$55,027	$56,259	$88,917	$89,587
Government-sponsored enterprises	26,551	26,292	23,388	23,967	17,204	17,666
Mortgage-backed securities: (1)
Agency - residential	77,037	76,117	69,399	71,544	85,552	88,444
Non-agency - residential	530	554	4,784	4,712	7,766	6,888
Non-agency - HELOC	—	—	2,555	2,477	3,097	2,538
Corporate debt securities	3,708	3,798	7,555	7,694	14,094	14,047
Collateralized debt obligations	1,210	1,191	5,993	4,396	6,275	2,917
Obligations of state and political subdivisions	4,063	4,123	5,152	5,414	6,488	6,766
Tax-exempt securities	3,841	3,575	—	—	70	71
Foreign government securities	25	25	50	50	75	75
Total debt securities	171,193	170,220	173,903	176,513	229,538	228,999

Equity securities - financial services	—	—	—	—	228	205
Equity securities - other	—	—	—	—	1,609	1,610
Total equity securities	—	—	—	—	1,837	1,815
Total available for sale securities	$171,193	$170,220	$173,903	$176,513	$231,375	$230,814

(1)
Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The Company had no individual investments that had an aggregate book value in excess of 10% of the Company's shareholders’ equity at December 31, 2013.

The following table sets forth the amortized cost, weighted average yields and contractual final maturities of available for sale securities at December 31, 2013.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.  Certain mortgage-backed securities and collateralized debt obligations have adjustable interest rates and will reprice periodically within the various maturity ranges.  These repricing schedules are not reflected in the following table below.  At December 31, 2013, the amortized cost of mortgage-backed securities with adjustable rates totaled $8.3 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government and agency obligations	$1,050	1.96%	$9,332	1.50%	$10,900	2.76%	$32,946	2.85%	$54,228	2.58%
Government-sponsored enterprises	2,004	2.54	15,749	1.14	6,859	1.85	1,939	2.85	26,551	1.55
Mortgage-backed securities:
Agency - residential	—	—	2,258	3.77	2,731	2.84	72,048	2.95	77,037	2.97
Non-agency -residential	—	—	—	—	—	—	530	6.09	530	6.09
Corporate debt securities	1,708	2.89	1,000	2.82	—	—	1,000	4.68	3,708	3.35
Collateralized debt obligations	—	—	—	—	—	—	1,210	0.92	1,210	0.92
Obligations of state and political subdivisions	996	2.62	1,300	0.61	500	2.10	1,267	3.21	4,063	2.10
Tax-exempt securities	—	—	—	—	—	—	3,841	2.25	3,841	2.25
Foreign government securities	25	1.53	—	—	—	—	—	—	25	1.53
Total available for sale securities	$5,783	2.55%	$29,639	1.49%	$20,990	2.39%	$114,781	2.91%	$171,193	2.59%

Each reporting period, the Company evaluates securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to have other-than-temporary impairment ("OTTI").  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition, such as the type of security, length of time and extent to which the fair value has been less than cost and the near-term prospects of the issuers.  OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and noncredit-related OTTI is recognized in other comprehensive income (loss), net of applicable taxes.  During 2013, the Company recognized OTTI for credit losses on debt securities of $8,000.  See Notes 3 and 15 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more details.

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

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of Connecticut or Rhode Island.  The Bank attracts deposits in its market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts) and interest-bearing accounts (such as NOW and money market accounts, regular savings accounts and certificates of deposit).  CDARS deposits, which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive FDIC insurance on deposits up to $50.0 million.  The Bank also utilizes brokered deposits, which were $20.7 million at December 31, 2013, $1.6 million of which were CDARS deposits.   Brokered deposits, which are deposits sold by brokers to banks, are generally out-of-market, thus, they are less likely to remain with the institution after their maturity, which may require us to replace these deposits with higher cost alternative funds. Also, because they generally have larger balances, they often are accompanied by a higher interest rate.  The Bank does not currently utilize brokered deposits as a primary funding source, but rather maintains such deposits to ensure access to another liquidity source should the need arise.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns.  The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, but not be the market leader in every account type and maturity.

The following table sets forth the average balance of deposits by type and weighted average rates paid thereon at the dates indicated.

	December 31,
	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$103,845	—%	$87,438	—%	$73,790	—%
Interest-bearing demand deposits	26	0.05	35	0.05	—	—
NOW and money market accounts	357,736	0.15	305,784	0.17	286,000	0.37
Savings accounts (1)	43,253	0.17	40,348	0.19	48,413	0.28
Certificates of deposit (2)	294,354	1.43	277,052	1.23	278,687	2.00

Total deposits	$799,214	0.58%	$710,657	0.79%	$686,890	0.95%

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $1.9 million for each of the years ended December 31, 2013, 2012 and 2011.

(2)	Includes brokered deposits of $10.0 million, $4.4 million and $4.3 million at December 31, 2013, 2012 and 2011, respectively.

The Bank had $150.4 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2013, maturing as follows:

	Amount	Weighted Average Rate
Maturity Period:	(Dollars in Thousands)
Three months or less	$16,232	1.46%
Over three through six months	11,813	1.01
Over six through twelve months	22,988	1.19
Over twelve months	99,332	1.61
Total	$150,365	1.48%

The following table sets forth certificates of deposit accounts classified by the rates at December 31, 2013.

	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in Thousands)
0.07 - 1.00%	$83,073	$18,339	$11,327	$—	$—	$112,739	32.16%
1.01 - 2.00%	23,649	50,027	34,016	22,366	21,420	151,478	43.21
2.01 - 3.00%	19,985	20,771	15,531	9,554	4,171	70,012	19.97
3.01 - 4.00%	8,597	6,957	257	31	5	15,847	4.52
4.01 - 4.89%	67	292	121	—	—	480	0.14
Total	$135,371	$96,386	$61,252	$31,951	$25,596	$350,556	100.00%

Cash Management Services. The Bank offers a variety of deposit accounts designed for the businesses operating in its market area. The Bank's business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses and non-profit organizations. The Bank also offers remote capture products, sweep accounts and money market accounts for its business customers in an effort to increase its commercial deposits.

FHLB Borrowings.  The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  As of December 31, 2013, the Bank had outstanding borrowings with the FHLB of $176.3 million.

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

Junior Subordinated Debt Owed to Unconsolidated Trust.  In 2006, SI Capital Trust II (the “Trust”), a business trust, issued $8.0 million of trust preferred securities in a private placement and issued 248 shares of common stock at $1,000 par value to the Company. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company.  The trust preferred securities mature in 30 years and bear interest at a rate equal to the three-month LIBOR plus 1.70%.  The interest rate on these securities at December 31, 2013 was 1.9%.  After receipt of regulatory approval, the Company may redeem the trust preferred securities, in whole or in part, on a quarterly basis.

On July 1, 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million whereby the counterparty will pay a variable rate equal to the three-month LIBOR and the Company will pay a fixed rate of 2.44%.  The agreement became effective on December 15, 2010 and terminates on December 15, 2015.  This agreement was designated as a cash flow hedge against the trust preferred securities issued by the Trust.  This effectively fixes the interest rate on the $8.0 million of trust preferred securities at 4.14% for the period December 15, 2010 through December 15, 2015.

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

The following table sets forth information regarding the Company’s borrowings at and for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$179,397	$100,069	$114,169
Subordinated debt	8,248	8,248	8,248
Repurchase agreement	15,048	—	—

Average balance outstanding during the year:
FHLB advances	$120,771	$95,776	$107,555
Subordinated debt	8,248	8,248	8,248
Repurchase agreement	3,093	—	—

Weighted average interest rate during the year:
FHLB advances	2.40%	3.42%	3.51%
Subordinated debt	4.07	4.10	4.07
Repurchase agreement	0.29	—	—

Balance outstanding at end of year:
FHLB advances	$176,272	$97,699	$100,069
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate at end of year:
FHLB advances	1.57%	3.25%	3.38%
Subordinated debt	4.14	4.14	4.14

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services to individuals, partnerships, corporations and institutions.  Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements.  The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality.  Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business to accumulate assets and increase fee-based income.  At December 31, 2013, trust assets under administration were $125.0 million, consisting of 319 accounts, the largest of which totaled $10.8 million, or 8.6%, of the trust department’s total assets.  In 2012, the Company sold the assets and certain liabilities of SI Trust Servicing, the Bank's third-party provider of trust outsourcing services located in Vermont. The Bank recognized a loss of $698,000 (pre-tax) on the transaction.  For the years ended December 31, 2013 and 2012, total trust services revenue was $1.0 million and $1.8 million, respectively, of which, $755,000 was attributable to SI Trust Servicing for the year ended December 31, 2012.

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

SI Realty Company, Inc.   SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate managed by the Bank, including foreclosure properties.  At December 31, 2013, SI Realty Company, Inc. had $6.8 million in assets.

SI Mortgage Company.  In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property.  SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law.  Income tax savings to the Bank from the use of a passive investment company was $44,000 for the year ended December 31, 2012. Due to the net loss for the year ended December 31, 2013, there was no income tax savings to the Bank from the use of the passive investment company.

Personnel

At December 31, 2013, the Company had 268 full-time employees and 47 part-time employees.  None of the Company’s employees are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

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
The Dodd-Frank Act also created the Consumer Financial Protection Bureau, which has extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10.0 billion in assets.
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
Many of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on the Company and the Bank. Although the substance and scope of many of these regulations cannot be determined at this time, the Dodd-Frank Act and implementing regulations may have a material impact on operations through, among other things, increased compliance costs and heightened regulatory supervision.
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

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2013, the Bank met each of its capital requirements.
Basel III. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2013, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

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

The FDIC imposed on all insured institutions, a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 29, 2009. In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  That prepayment, which included an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act subjects violations of the qualified thrift lender requirements to possible enforcement action for violation of the law and dividend limitations.  As of December 31, 2013, the Bank maintained 73.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Banks provide a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB of Boston.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2013 of $13.1 million.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million.  The first $13.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The Bank complies with the foregoing requirements.

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

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries.  With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2009.  The Company’s maximum federal income tax rate was 34.0% for 2013.

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

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax.  The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax.  The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for fiscal year 2013) to arrive at Connecticut income tax.

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

As a Maryland corporation, the Company is required to file annual returns and pay annual fees to the State of Maryland.

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion.  Certain executive officers of the Bank also serve as executive officers of the Company.  The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank.  The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	59	President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group
Brian J. Hull	53	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer of Savings Institute Bank and Trust Company and SI Financial Group
Laurie L. Gervais	49	Senior Vice President, Director of Human Resources and Corporate Secretary of Savings Institute Bank and Trust Company and SI Financial Group
Paul R. Little	53	Senior Vice President and Chief Lending Officer of Savings Institute Bank and Trust Company
Jonathan S. Wood	58	Senior Vice President and Retail Banking Officer of Savings Institute Bank and Trust Company
Lauren L. Murphy	42	Senior Vice President and Principal Accounting Officer of Savings Institute Bank and Trust Company and SI Financial Group

(1)	Ages presented are as of December 31, 2013.

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

Paul R. Little was named Chief Lending Officer in 2013 after having served as Senior Vice President and Senior Commercial Loan Officer since he joined Savings Institute Bank and Trust Company in 2011. Prior to joining Savings Institute Bank and Trust Company, Mr. Little was Chief Lending Officer at Simsbury Bank and Trust.

Jonathan S. Wood has been Senior Vice President and Retail Banking Officer since he joined Savings Institute Bank and Trust Company in July 2012. Prior to joining Savings Institute Bank and Trust Company, Mr. Wood was a Senior Vice President and Consumer Market Executive at Bank of America.

Lauren L. Murphy was named Senior Vice President and Principal Accounting Officer in 2013 after having served as Vice President and Corporate Controller since 2007.

Item 1A.  Risk Factors.

Prospective investors in the Company’s common stock should carefully consider the following risk factors.

◦
Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations. Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets, a general economic downturn and a tepid economic recovery, both nationally and in our primary markets in Connecticut and Rhode Island. As a result, commercial as well as consumer loan portfolio performances deteriorated at many institutions and have not fully recovered, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

•	economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;

•
market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

•
the processes that we use to estimate our allowance for loan losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

•	the value of our securities portfolio may decline; and

•	we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

◦
The Company’s cost of operations is high relative to its assets. The Company’s failure to maintain or reduce its operating expenses could hurt its profits. Our noninterest expenses totaled $37.7 million and $30.7 million for the years ended December 31, 2013 and 2012, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and noninterest income, our efficiency ratio remains high as a result of operating expenses. Our efficiency ratio totaled 96.10% and 88.19% for the years ended December 31, 2013 and 2012, respectively. Our noninterest expenses and resulting efficiency ratio for 2013 was negatively impacted by $2.6 million in costs associated with the Newport acquisition during 2013. Failure to control or maintain our expenses could hurt future profits.

◦
The Bank’s level of nonperforming loans and classified assets may require the Bank to increase the provision for loan losses and to charge-off additional losses in the future. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the Bank’s loan portfolio. For 2013, we recorded a provision for loan losses of $1.3 million compared to a provision for loan losses of $2.9 million in 2012. We also recorded net loan charge-offs of $790,000 in 2013 compared to net loan charge-offs of $1.5 million in 2012. Our nonperforming assets and troubled debt restructurings decreased to $11.6 million, or 0.86% of total assets, at December 31, 2013 from $12.8 million, or 1.34% of total assets, at December 31, 2012. Additionally, at December 31, 2013, loans that were classified as either special mention, substandard, doubtful or loss totaled $49.1 million, representing 4.66% of total loans, including nonperforming loans of $7.0 million, representing 0.66% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, more of our classified loans may become nonperforming and we could experience loan losses or be required to add further reserves to our allowance for loan losses, either of which could have a material adverse effect on our operating results. We maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2013, our allowance for loan losses totaled $6.9 million, which represented 0.66% of total loans and 98.90% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by our regulators, could have a material adverse effect on our operating results.

◦
The Bank’s commercial lending exposes us to lending risks. At December 31, 2013, $540.0 million, or 51.3%, of our loan portfolio consisted of commercial real estate and commercial business loans. We intend to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

◦
The Bank’s emphasis on residential mortgage loans and home equity loans exposes it to lending risks, especially due to declining real estate values. At December 31, 2013, $449.8 million, or 42.7%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $44.3 million, or 4.2%, of our loan portfolio consisted of home equity lines of credit. Since the recession and through the period of slow recovery thereafter, the housing market has slowed and real estate values in our market areas have declined. This could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Additionally, we review our securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of our securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. We are required to write-down the value of that security through a charge to earnings if we conclude that the decline is other-than-temporary. In the case of debt securities, we are required to charge to earnings any decreases in value that are credit-related. As of December 31, 2013, the amortized cost and the fair value of our available for sale securities portfolio totaled $171.2 million and $170.2 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write-down these securities. Any charges for other-than-temporary impairment would not impact cash flows, tangible capital or liquidity. For the years ended December 31, 2013 and

2012, we recognized other-than-temporary impairment losses on certain debt securities related to credit-related factors totaling $8,000 and $123,000, respectively.

◦
Regulatory reform may have a material impact on the Company's operations. In 2010, the Dodd-Frank Act was passed, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•changes to regulatory capital requirements;

•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•potential limitations on federal preemption;
•changes to deposit insurance assessments;
•regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

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

◦
Strong competition within the Bank’s market area could hurt its profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2013, we held approximately 1.57% of the deposits in Hartford, Middlesex, New London, Tolland and Windham counties in Connecticut, which represented the 13th largest market share of deposits out of the 38 financial institutions in these counties. As of the same date, Newport Federal Savings Bank held approximately 5.88% of the deposits in Newport and Washington counties in Rhode Island, which represented the 5th largest tmarket share of deposits out of the 11 financial institutions in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

◦
New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse. In July 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5% and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

◦
If the goodwill or other intangible assets recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2013, we had $11.2 million of goodwill and $8.4 million of core deposit intangible on our balance sheet. The Company evaluates goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Our annual review of our goodwill occurs in November. Write-downs of the amount of impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. No impairment related to goodwill or core deposit intangibles was recorded for the years ended December 31, 2013 or 2012. Future evaluations may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

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

◦
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

◦
We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us. Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

In addition, we provide our customers with the ability to bank remotely, including over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore, on our financial condition and results of operations.

We are subject to a variety of operational risks, environmental, legal and compliance risks, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations. We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can also result in negative public opinion about our other businesses.

If personal, non-public, confidential or proprietary information of customers in our possession were to be misappropriated, mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, erroneously providing such information to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or the interception or inappropriate acquisition of such information by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in our diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company conducts its business through its executive office at 803 Main Street, Willimantic, Connecticut, its 21 branch offices located in Connecticut and 5 branch offices located in Rhode Island and one wealth management and trust services office located in Connecticut.  Of the 27 offices, 7 are owned and 20 are leased.  Lease agreements expire at various dates through 2039 with renewal options of 5 to 30 years.

Number of Offices
Office Locations

Full-service branches:
Connecticut:
New London County	8
Windham County	7
Tolland County	3
Hartford County	2
Middlesex County	1

Rhode Island:
Newport County	3
Washington County	2

Wealth management and trust services:
Windham County	1

Total:	27

Additionally, the Bank owns 2 other properties used, in part, for banking operations.  The total net book value of the properties at December 31, 2013 was $17.7 million.  See Notes 6 and 12 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more information.

Item 3.  Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business.  At December 31, 2013, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

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

Item 6.  Selected Financial Data.

The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in the annual report. The Company has derived the following selected consolidated financial and other data at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 in part from its consolidated financial statements and notes appearing elsewhere in this annual report. The information at December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 are derived from consolidated financial statements and notes that are not contained in this annual report.

Selected Financial Condition Data:	At December 31,
	2013 (1)	2012	2011	2010	2009
	(In Thousands)
Total assets	$1,346,379	$952,880	$955,047	$926,409	$872,354
Cash and cash equivalents	27,321	37,689	48,412	78,321	24,204
Securities available for sale	170,220	176,513	230,814	180,036	183,562
Loans receivable, net	1,047,410	685,163	618,626	606,214	607,692
Deposits (2)	987,963	708,355	705,217	664,139	662,378
Federal Home Loan Bank advances	176,272	97,699	100,069	114,169	116,100
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	8,248	8,248	8,248
Total shareholders' equity	152,842	125,759	130,517	81,104	77,462

Selected Operating Data:	Years Ended December 31,
	2013 (1)	2012	2011	2010	2009
	(In Thousands, Except Per Share Data)
Interest and dividend income	$38,192	$35,824	$37,820	$39,875	$43,385
Interest expense	8,454	9,633	11,377	13,824	18,861
Net interest income	29,738	26,191	26,443	26,051	24,524
Provision for loan losses	1,319	2,896	1,558	902	2,830
Net interest income after provision for loan losses	28,419	23,295	24,885	25,149	21,694
Noninterest income	8,305	8,717	11,127	10,685	10,181
Noninterest expenses	37,677	30,653	32,592	31,518	31,405
(Loss) income before income tax (benefit) provision	(953)	1,359	3,420	4,316	470
(Loss) income tax (benefit) provision	(98)	241	1,003	1,313	35
Net (loss) income	$(855)	$1,118	$2,417	$3,003	$435

Basic (loss) earnings per share	$(0.08)	$0.11	$0.24	$0.29	$0.04
Diluted (loss) earnings per share	$(0.08)	$0.11	$0.24	$0.29	$0.04

Selected Operating Ratios:	At or For the Years Ended December 31,
Performance Ratios:	2013 (1)	2012	2011	2010	2009
(Loss) return on average assets	(0.08)%	0.12%	0.26%	0.34%	0.05%
(Loss) return on average equity	(0.63)	0.86	1.85	3.70	0.58
Interest rate spread (3)	2.74	2.63	2.67	2.88	2.67
Net interest margin (4)	2.93	2.88	2.96	3.12	2.98
Noninterest expenses to average assets	3.48	3.21	3.44	3.55	3.61
Dividend payout ratio (5)	(143.51)	104.74	49.28	13.49	41.61
Efficiency ratio (6)	96.10	88.19	87.54	86.71	90.64
Average interest-earning assets to average interest-bearing liabilities	122.84	124.84	122.70	114.40	113.28
Average equity to average assets	12.60	13.59	13.80	9.14	8.68

Capital Ratios:
Total risk-based capital ratio	15.65	21.41	22.21	15.34	14.30
Tier 1 risk-based capital ratio	14.71	20.20	21.09	14.40	13.36
Tier 1 capital ratio	8.94	11.08	10.86	7.81	8.02

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.66	0.93	0.80	0.79	0.80
Allowance for loan losses as a percent of nonperforming loans	98.90	83.45	46.93	97.44	162.65
Net charge-offs to average loans outstanding during the year	0.10	0.22	0.22	0.16	0.64

(1) Reflects the acquisition of Newport during 2013.
(2) Includes mortgagors’ and investors’ escrow accounts.
(3) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Represents net interest income as a percent of average interest-earning assets.
(5) Dividends paid divided by basic net income (loss).
(6) Represents noninterest expenses divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and other-than-temporary impairment of securities.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria.

The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting. See Exhibit 13 - Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting
In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Executive Officers
Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Code of Ethics
Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance and Board Matters – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.  A copy of the code of ethics and business conduct is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit and Risk Committee” in the Company’s Proxy

Statement for the 2014 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

Information regarding executive compensation and the compensation committee report required by this item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Matters - Directors’ Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Corporate Governance
Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters– Director Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned ”Audit-Related Matters – Audit Fees” and “Audit-Related Matters – Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(1)  Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

◦	Reports of Independent Registered Public Accounting Firm

◦	Consolidated Balance Sheets as of December 31, 2013 and 2012

◦	Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

◦	Consolidated Statements of Comprehensive Income (Loss)

◦	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

◦	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

◦	Notes to Consolidated Financial Statements

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

(3)  Exhibits
The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	*Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.2	*Employment Agreement between Brian J. Hull, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.3	*Savings Institute Directors Retirement Plan (5)

10.4	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (6)

10.5	*Savings Institute Group Term Replacement Plan (5)

10.6	*Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (5)

10.7	*Form of First Amendment to Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (6)

10.8	*Form of Savings Institute Director Deferred Fee Agreement (6)

10.9	*Form of Savings Institute Director Consultation Plan (5)

10.10	*SI Financial Group, Inc. 2005 Equity Incentive Plan (7)

10.11	*Change in Control Agreement between Laurie L. Gervais, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (1)

10.12	*Form of Section 409A Amendment to the Change in Control Agreement (3)

10.13	*Form of Amendment to Supplement Executive Retirement Plan (8)

10.14	*SI Financial Group, Inc. 2012 Equity Incentive Plan (9)

10.15	*Change in Control Agreement between Jonathan S. Wood, SI Financial Group, Inc. and Savings Institute Bank and Trust Company

10.16	*Change in Control Agreement between Paul R. Little, SI Financial Group, Inc. and Savings Institute Bank and Trust Company

13	Annual Report to Shareholders

21	List of Subsidiaries

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language):  (i)  the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*     Management contract or compensation plan or arrangement.

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

(9)
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
March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 12, 2014
Rheo A. Brouillard

/s/ Brian J. Hull	Executive Vice President, Chief Operating Officer, Treasurer and Chief Financial Officer (principal financial officer)	March 12, 2014
Brian J. Hull

/s/ Lauren L. Murphy	Senior Vice President and Principal Accounting Officer (principal accounting officer)	March 12, 2014
Lauren L. Murphy

/s/ Henry P. Hinckley	Chairman of the Board	March 12, 2014
Henry P. Hinckley

/s/ Donna M. Evan	Director	March 12, 2014
Donna M. Evan

/s/ Roger Engle	Director	March 12, 2014
Roger Engle

/s/ Robert O. Gillard	Director	March 12, 2014
Robert O. Gillard

/s/ Mark D. Alliod	Director	March 12, 2014
Mark D. Alliod

/s/ Michael R. Garvey	Director	March 12, 2014
Michael R. Garvey

/s/ Kevin M. McCarthy	Director	March 12, 2014
Kevin M. McCarthy

/s/ Kathleen A. Nealon	Director	March 12, 2014
Kathleen A. Nealon

/s/ William R. Harvey	Director	March 12, 2014
William R. Harvey