Form 10-Q
period 2014-03-31
SI Financial Group, Inc.
filed 2014-05-08
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014
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

As of May 2, 2014, there were 12,828,406 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	March 31, 2014	December 31, 2013
ASSETS:
Cash and due from banks:
Noninterest-bearing	$18,728	$20,554
Interest-bearing	34,999	6,767
Total cash and cash equivalents	53,727	27,321

Available for sale securities, at fair value	169,985	170,220
Loans held for sale	686	1,764
Loans receivable (net of allowance for loan losses of $7,252 at March 31, 2014 and $6,916 at December 31, 2013)	1,042,037	1,047,410
Federal Home Loan Bank stock, at cost	13,109	13,109
Bank-owned life insurance	20,868	20,726
Premises and equipment, net	20,634	21,090
Goodwill and other intangibles	19,402	19,566
Accrued interest receivable	3,920	4,021
Deferred tax asset, net	9,536	9,705
Other real estate owned, net	2,037	2,429
Other assets	7,188	9,018
Total assets	$1,363,129	$1,346,379

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$136,185	$139,428
Interest-bearing	868,098	845,321
Total deposits	1,004,283	984,749

Mortgagors' and investors' escrow accounts	1,617	3,214
Federal Home Loan Bank advances	169,922	176,272
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	24,761	21,054
Total liabilities	1,208,831	1,193,537

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,822,157 and 12,798,461 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	128	128
Additional paid-in-capital	125,621	125,277
Unallocated common shares held by ESOP	(4,488)	(4,608)
Unearned restricted shares	(1,637)	(1,751)
Retained earnings	35,182	34,644
Accumulated other comprehensive loss	(508)	(848)
Total shareholders' equity	154,298	152,842
Total liabilities and shareholders' equity	$1,363,129	$1,346,379

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest and dividend income:
Loans, including fees	$11,087	$7,523
Securities:
Taxable interest	880	1,022
Tax-exempt interest	42	—
Dividends	49	—
Other	13	10
Total interest and dividend income	12,071	8,555

Interest expense:
Deposits	1,319	1,352
Federal Home Loan Bank advances	682	775
Subordinated debt and other borrowings	83	83
Total interest expense	2,084	2,210

Net interest income	9,987	6,345

Provision for loan losses	430	135

Net interest income after provision for loan losses	9,557	6,210

Noninterest income:
Service fees	1,718	1,216
Wealth management fees	323	257
Increase in cash surrender value of bank-owned life insurance	142	68
Net gain on sales of securities	35	3
Mortgage banking	160	579
Net gain on fair value of derivatives	17	47
Other	377	270
Total noninterest income	2,772	2,440

Noninterest expenses:
Salaries and employee benefits	5,200	4,408
Occupancy and equipment	2,107	1,383
Computer and electronic banking services	1,352	868
Outside professional services	449	268
Marketing and advertising	226	130
Supplies	168	100
FDIC deposit insurance and regulatory assessments	349	233
Merger expenses	—	684
Core deposit intangible amortization	164	—
Other real estate operations	169	127
Other	770	380
Total noninterest expenses	10,954	8,581

Income before income tax provision	1,375	69
Income tax provision	469	146
Net income (loss)	$906	$(77)

Earnings (loss) per share:
Basic	$0.07	$(0.01)
Diluted	$0.07	$(0.01)

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands / Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$906	$(77)
Other comprehensive income (loss), net of tax:
Available for sale securities:
Net unrealized holding gains (losses)	340	(4)
Reclassification adjustment for gains recognized in net income (loss) (1)	(23)	(2)
Plus: noncredit portion of OTTI loss	—	(35)
Net unrealized gains (losses) on available for sale securities	317	(41)
Net unrealized gain on interest-rate swap derivative	23	28
Other comprehensive income (loss)	340	(13)
Comprehensive income (loss)	$1,246	$(90)

(1) Amounts are included in net gain on the sales of securities in noninterest income on the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2014 and 2013 was $12,000 and $1,000, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2013	12,798,461	$128	$125,277	$(4,608)	$(1,751)	$34,644	$(848)	$152,842
Comprehensive income	—	—	—	—	—	906	340	1,246
Cash dividends declared ($0.03 per share)	—	—	—	—	—	(368)	—	(368)
Equity incentive plan compensation	—	—	75	—	114	—	—	189
Allocation of 12,159 ESOP shares	—	—	22	120	—	—	—	142
Tax benefit from share-based compensation	—	—	3	—	—	—	—	3
Stock options exercised	29,890	—	316	—	—	—	—	316
Common shares repurchased	(6,194)	—	(72)	—	—	—	—	(72)
Balance at March 31, 2014	12,822,157	$128	$125,621	$(4,488)	$(1,637)	$35,182	$(508)	$154,298

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$906	$(77)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	430	135
Employee stock ownership plan expense	142	144
Equity incentive plan expense	189	192
Excess tax benefit from share-based compensation	(3)	(3)
Amortization of investment premiums and discounts, net	282	307
Amortization of loan premiums and discounts, net	322	346
Depreciation and amortization of premises and equipment	629	424
Amortization of core deposit intangible	164	—
Amortization of deferred debt issue costs	46	53
Net gain on sales of securities	(35)	(3)
Net gain on fair value of derivatives	(17)	(47)
Deferred income tax provision (benefit)	(6)	26
Loans originated for sale	(4,307)	(13,136)
Proceeds from sale of loans held for sale	5,410	13,520
Net gain on sales of loans held for sale	(94)	(522)
Net gain on sales of loans held for investment	—	(201)
Net loss on sales or write-downs of other real estate owned	35	25
Increase in cash surrender value of bank-owned life insurance	(142)	(68)
Change in operating assets and liabilities:
Accrued interest receivable	101	60
Other assets	1,899	(264)
Accrued expenses and other liabilities	3,762	(493)
Net cash provided by operating activities	9,713	418

Cash flows from investing activities:
Purchases of available for sale securities	(12,297)	(31,359)
Proceeds from sales of available for sale securities	81	1,000
Proceeds from maturities of and principal repayments on available for sale securities	12,684	10,406
Redemption of Federal Home Loan Bank stock	—	325
Loan principal collections, net of originations	5,064	13,190
Purchases of loans	(443)	(3,549)
Proceeds from sales of loans held for investment	—	3,197
Proceeds from sales of other real estate owned	357	552
Purchases of premises and equipment	(173)	(868)
Net cash provided by (used in) investing activities	5,273	(7,106)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	19,534	8,030
Net decrease in mortgagors' and investors' escrow accounts	(1,597)	(1,490)
Proceeds from Federal Home Loan Bank advances	10,000	4,000
Repayments of Federal Home Loan Bank advances	(16,396)	(6,000)
Excess tax benefit from share-based compensation	3	3
Cash dividends on common stock	(368)	(287)
Stock options exercised	316	—
Common shares repurchased	(72)	(6)
Net cash provided by financing activities	11,420	4,250

Net change in cash and cash equivalents	26,406	(2,438)
Cash and cash equivalents at beginning of period	27,321	37,689
Cash and cash equivalents at end of period	$53,727	$35,251

Supplemental cash flow information:
Interest paid	$2,075	$2,184
Income taxes paid (refunded), net	(1,816)	862
Transfer of loans to other real estate owned	—	283

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

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

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the year ending December 31, 2014 or for any other period.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

Reclassifications
Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on net income.

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

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic and real estate market conditions, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, historical loan loss experience, the level and trends of nonperforming loans, delinquencies, classified assets and loan charge-offs and evaluations of loans and other relevant factors.

The allowance for loan losses consists of the following key elements:

•
Specific allowance for identified impaired loans. For loans that are identified as impaired, an allowance is established when the present value of expected cash flows (or observable market price of the loan or fair

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

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

Commercial Business – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and reduced viability of the industry in which the customer operates will have a negative impact on the credit quality in this segment. To a lesser but increasing extent, the Bank provides loans to investors in the time share industry, which are secured by consumer receivables, and provides loans for capital improvements to condominium associations, which are secured by the assigned rights to levy special assessments to condominium owners.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

Consumer – Loans in this segment primarily include home equity lines of credit (representing both first and second liens), indirect automobile loans and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles, as well as unsecured loans. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

Loan origination fees and direct loan origination costs are deferred, and the net amount is recognized as an adjustment of the related loan's yield utilizing the interest method over the contractual life of the loan. In addition, discounts related to fair value adjustments for loans receivable acquired in a business combination or asset purchase are accreted into earnings over the contractual term as an adjustment of the loan's yield. The Company periodically evaluates the cash flows expected to be collected for loans acquired with deteriorated credit quality. Changes in the expected cash flows compared to the expected cash flows as of the date of acquisition may impact the accretable yield or result in a charge to the provision for loan losses to the extent of a shortfall.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

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

Recent Accounting Pronouncements
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure - In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of the amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings (loss) per share calculations. The Company had anti-dilutive common shares outstanding of 394,497 and 481,254 for the three months ended March 31, 2014 and 2013, respectively. For the quarter ended March 31, 2013, all common stock equivalents were anti-dilutive and were not included in the computation of loss per share because it would result in a reduction in the net loss per share.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

The computation of earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Net income (loss)	$906	$(77)

Weighted average common shares outstanding:
Basic	12,295,225	9,555,940
Effect of dilutive stock options	48,252	—
Diluted	12,343,477	9,555,940

Earnings (loss) per share:
Basic	$0.07	$(0.01)
Diluted	$0.07	$(0.01)

NOTE 3.  SECURITIES

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$54,887	$388	$(188)	$55,087
Government-sponsored enterprises	22,663	88	(224)	22,527
Mortgage-backed securities:(1)
Agency - residential	77,645	881	(1,505)	77,021
Non-agency - residential	412	16	(2)	426
Corporate debt securities	2,961	64	—	3,025
Collateralized debt obligation	1,190	—	(9)	1,181
Obligations of state and political subdivisions	4,056	182	(57)	4,181
Tax-exempt securities	6,664	—	(127)	6,537
Total available for sale securities	$170,478	$1,619	$(2,112)	$169,985

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$54,228	$485	$(168)	$54,545
Government-sponsored enterprises	26,551	134	(393)	26,292
Mortgage-backed securities:(1)
Agency - residential	77,037	889	(1,809)	76,117
Non-agency - residential	530	26	(2)	554
Corporate debt securities	3,708	90	—	3,798
Collateralized debt obligation	1,210	—	(19)	1,191
Obligations of state and political subdivisions	4,063	141	(81)	4,123
Tax-exempt securities	3,841	—	(266)	3,575
Foreign government securities	25	—	—	25
Total available for sale securities	$171,193	$1,765	$(2,738)	$170,220

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or GSEs.  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at March 31, 2014 are presented below. Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities ("MBS") are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$7,477	$7,569
After 1 but within 5 years	24,141	24,203
After 5 but within 10 years	21,534	21,385
After 10 years	39,269	39,381
	92,421	92,538
Mortgage-backed securities	78,057	77,447
Total debt securities	$170,478	$169,985

The following is a summary of realized gains and losses on the sales of securities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Gross gains on sales	$35	$3
Gross losses on sales	—	—
Net gain on sale of securities	$35	$3

Proceeds from the sale of available for sale securities were $81,000 and $1.0 million for the three months ended March 31, 2014, and 2013, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
March 31, 2014:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$29,614	$164	$760	$24	$30,374	$188
Government sponsored enterprises	14,406	224	—	—	14,406	224
Mortgage-backed securities:
Agency - residential	37,700	1,123	6,846	382	44,546	1,505
Non-agency - residential	163	2	—	—	163	2
Collateralized debt obligation	—	—	1,181	9	1,181	9
Obligations of state and political subdivisions	1,204	57	—	—	1,204	57
Tax-exempt securities	6,365	127	—	—	6,365	127
Total	$89,452	$1,697	$8,787	$415	$98,239	$2,112

	Less Than 12 Months		12 Months Or More		Total
December 31, 2013:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$21,921	$142	$883	$26	$22,804	$168
Government-sponsored enterprises	12,376	393	—	—	12,376	393
Mortgage-backed securities:
Agency - residential	38,119	1,772	2,686	37	40,805	1,809
Non-agency - residential	169	2	—	—	169	2
Collateralized debt obligation	—	—	1,191	19	1,191	19
Obligations of state and political subdivisions	1,187	81	—	—	1,187	81
Tax-exempt securities	3,575	266	—	—	3,575	266
Total	$77,347	$2,656	$4,760	$82	$82,107	$2,738

At March 31, 2014, fifty debt securities with gross unrealized losses had aggregate depreciation of approximately 2.10% of the Company’s amortized cost basis. The majority of the unrealized losses are related to the Company’s agency MBS. There were no impairment charges recognized on investments deemed other-than-temporarily impaired for the three months ended March 31, 2014 and 2013, respectively. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at March 31, 2014.

U.S. Government and Agency Obligations. The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Collateralized Debt Obligation. The unrealized losses on the Company’s collateralized debt obligations relate to one investment in a pooled trust preferred security (“PTPS”). The PTPS market has stabilized at depressed market values as a result of market saturation. Transactions for PTPS have been limited and have occurred primarily as a result of distressed or forced liquidation sales. The securities were widely held by hedge funds and European banks and used to offset interest rate exposure tied to LIBOR. As the positions have unwound, an excess supply of these securities has saturated the market.

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS. Management also reviewed analytics provided by the trustee. The unrealized loss on the Company’s PTPS investment was caused by a lack of liquidity, credit downgrades and decreasing credit support. The increased number of bank and insurance company failures has decreased the level of credit support for this investment. A number of lower tranches have foregone payments or have received payment in kind through increased principal allocations. However, the number of deferring securities has been decreasing and a number of reinstatements have occurred recently. The Company's PTPS was upgraded to investment grade and based on its senior credit profile, management does not believe that this investment will suffer credit-related losses. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company did not record impairment losses at March 31, 2014.

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Balance at beginning of period	$—	$259
Amounts related to credit for which OTTI losses were not previously recognized	—	—
Reduction for securities sold during the period (realized)	—	—
Balance at end of period	$—	$259

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$439,970	$449,812
Multi-family and commercial	291,276	285,660
Construction	10,621	10,162
Total real estate loans	741,867	745,634

Commercial business loans:
SBA and USDA guaranteed	128,433	137,578
Time share	38,022	28,615
Condominium association	18,608	18,442
Other	67,772	69,705
Total commercial business loans	252,835	254,340

Consumer loans:
Home equity	45,489	44,284
Indirect automobile	5,677	6,354
Other	1,819	2,116
Total consumer loans	52,985	52,754

Total loans	1,047,687	1,052,728

Deferred loan origination costs, net of fees	1,602	1,598
Allowance for loan losses	(7,252)	(6,916)
Loans receivable, net	$1,042,037	$1,047,410

The Company purchased commercial business loans totaling $443,000 during the three months ended March 31, 2014. For the twelve months ended December 31, 2013, the Company purchased commercial business loans totaling $23.0 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

Allowance for Loan Losses
Changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013 are as follows:

Three Months Ended March 31, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$975	$3,395	$169	$1,875	$502	$6,916
Provision for loan losses	33	207	15	130	45	430
Loans charged-off	(74)	—	—	(13)	(29)	(116)
Recoveries of loans previously charged-off	14	—	—	3	5	22
Balance at end of period	$948	$3,602	$184	$1,995	$523	$7,252

Three Months Ended March 31, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,125	$3,028	$22	$1,735	$477	$6,387
Provision (credit) for loan losses	242	71	5	(201)	18	135
Loans charged-off	(266)	—	—	—	(40)	(306)
Recoveries of loans previously charged-off	—	69	—	—	43	112
Balance at end of period	$1,101	$3,168	$27	$1,534	$498	$6,328

Further information pertaining to the allowance for loan losses at March 31, 2014 and December 31, 2013 is as follows:

March 31, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$316	$238	$—	$4	$—	$558
Allowance for loans individually or collectively evaluated and not deemed to be impaired	632	3,364	184	1,991	523	6,694
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total allowance for loan losses	$948	$3,602	$184	$1,995	$523	$7,252

Loans individually evaluated and deemed to be impaired	$5,830	$2,926	$—	$355	$—	$9,111
Loans individually or collectively evaluated and not deemed to be impaired	433,760	283,956	10,621	252,107	52,985	1,033,429
Amount of loans acquired with deteriorated credit quality	380	4,394	—	373	—	5,147
Total loans	$439,970	$291,276	$10,621	$252,835	$52,985	$1,047,687

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

December 31, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$341	$185	$—	$4	$—	$530
Allowance for loans individually or collectively evaluated and not deemed to be impaired	634	3,210	169	1,871	502	6,386
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total allowance for loan losses	$975	$3,395	$169	$1,875	$502	$6,916

Loans individually evaluated and deemed to be impaired	$5,695	$3,036	$—	$385	$—	$9,116
Loans individually or collectively evaluated and not deemed to be impaired	443,734	277,483	10,162	252,930	52,754	1,037,063
Amount of loans acquired with deteriorated credit quality	383	5,141	—	1,025	—	6,549
Total loans	$449,812	$285,660	$10,162	$254,340	$52,754	$1,052,728

Past Due Loans
The following represents an aging of loans at March 31, 2014 and December 31, 2013:

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$3,866	$205	$1,897	$5,968	$434,002	$439,970
Multi-family and commercial	671	42	1,558	2,271	289,005	291,276
Construction	—	—	—	—	10,621	10,621
Commercial Business:
SBA and USDA guaranteed	3,528	860	—	4,388	124,045	128,433
Time share	—	—	—	—	38,022	38,022
Condominium association	—	—	—	—	18,608	18,608
Other(1)	905	143	338	1,386	66,386	67,772
Consumer:
Home equity	—	—	—	—	45,489	45,489
Indirect automobile	72	—	—	72	5,605	5,677
Other	—	1	—	1	1,818	1,819
Total	$9,042	$1,251	$3,793	$14,086	$1,033,601	$1,047,687

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,402	$783	$1,473	$7,658	$442,154	$449,812
Multi-family and commercial	1,057	—	1,388	2,445	283,215	285,660
Construction	—	—	—	—	10,162	10,162
Commercial Business:
SBA and USDA guaranteed	7,266	1,161	66	8,493	129,085	137,578
Time share	—	—	—	—	28,615	28,615
Condominium association	—	—	—	—	18,442	18,442
Other	—	171	338	509	69,196	69,705
Consumer:
Home equity	258	36	49	343	43,941	44,284
Indirect automobile	80	47	16	143	6,211	6,354
Other	1	1	—	2	2,114	2,116
Total	$14,064	$2,199	$3,330	$19,593	$1,033,135	$1,052,728

The Company did not have any loans that were past due 90 days or more and still accruing interest at March 31, 2014 or December 31, 2013.

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at March 31, 2014 and December 31, 2013:

	Impaired Loans(1)
March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:(2)
Real Estate:
Residential - 1 to 4 family	$3,804	$3,983	$—	$3,408
Multi-family and commercial	4,825	5,022	—	376
Commercial business - Other	720	720	—	346
Consumer - Home equity	—	—	—	49
Total impaired loans without valuation allowance	9,349	9,725	—	4,179

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,406	2,433	316	474
Multi-family and commercial	2,495	2,585	238	1,322
Commercial business - Other	8	8	4	8
Total impaired loans with valuation allowance	4,909	5,026	558	1,804
Total impaired loans	$14,258	$14,751	$558	$5,983

(1) Includes loans acquired with deteriorated credit quality and performing TDRs.
(2) Includes loans acquired with deteriorated credit quality from the Newport merger.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

	Impaired Loans(1)
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:(2)
Real Estate:
Residential - 1 to 4 family	$3,641	$3,822	$—	$3,241
Multi-family and commercial	6,853	7,050	—	1,655
Commercial business - Other	1,402	1,402	—	377
Consumer - Home equity	—	—	—	53
Consumer - Indirect automobile	—	—	—	16
Total impaired loans without valuation allowance	11,896	12,274	—	5,342

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,437	2,448	341	319
Multi-family and commercial	1,324	1,414	185	1,324
Commercial business - Other	8	8	4	8
Total impaired loans with valuation allowance	3,769	3,870	530	1,651
Total impaired loans	$15,665	$16,144	$530	$6,993

(1) Includes loans acquired with deteriorated credit quality and performing TDRs.
(2) Includes loans acquired with deteriorated credit quality from the Newport merger.

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At March 31, 2014 and December 31, 2013, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are committed to be advanced to those borrowers whose loans are deemed impaired.

Additional information related to impaired loans is as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,143	$22	$1	$7,353	$31	$15
Multi-family and commercial	7,716	163	72	4,597	45	—
Commercial business - Other	1,102	17	10	454	6	4
Consumer - Home equity	59	—	—	392	16	15
Total	$15,020	$202	$83	$12,796	$98	$34

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

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

The following tables present the Company’s loans by risk rating at March 31, 2014 and December 31, 2013:

March 31, 2014	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$431,375	$1,287	$7,308	$—	$—	$439,970
Multi-family and commercial	—	259,031	16,448	15,797	—	—	291,276
Construction	—	10,621	—	—	—	—	10,621
Total real estate loans	—	701,027	17,735	23,105	—	—	741,867

Commercial Business:
SBA and USDA guaranteed	128,433	—	—	—	—	—	128,433
Time share	—	38,022	—	—	—	—	38,022
Condominium association	—	18,608	—	—	—	—	18,608
Other	—	63,775	2,172	1,825	—	—	67,772
Total commercial business loans	128,433	120,405	2,172	1,825	—	—	252,835

Consumer:
Home equity	—	45,329	64	96	—	—	45,489
Indirect automobile	—	5,662	—	15	—	—	5,677
Other	—	1,819	—	—	—	—	1,819
Total consumer loans	—	52,810	64	111	—	—	52,985
Total loans	$128,433	$874,242	$19,971	$25,041	$—	$—	$1,047,687

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

December 31, 2013	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$441,646	$1,296	$6,870	$—	$—	$449,812
Multi-family and commercial	—	250,667	18,363	16,630	—	—	285,660
Construction	—	10,162	—	—	—	—	10,162
Total real estate loans	—	702,475	19,659	23,500	—	—	745,634

Commercial Business:
SBA and USDA guaranteed	137,578	—	—	—	—	—	137,578
Time share	—	28,615	—	—	—	—	28,615
Condominium association	—	18,442	—	—	—	—	18,442
Other	—	63,959	2,230	3,516	—	—	69,705
Total commercial business loans	137,578	111,016	2,230	3,516	—	—	254,340

Consumer:
Home equity	—	44,117	66	101	—	—	44,284
Indirect automobile	—	6,338	—	16	—	—	6,354
Other	—	2,116	—	—	—	—	2,116
Total consumer loans	—	52,571	66	117	—	—	52,754
Total loans	$137,578	$866,062	$21,955	$27,133	$—	$—	$1,052,728

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

The following table provides information on loans modified as TDRs during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014			2013
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)
	Number	Recorded		Number	Recorded
	of Loans	Investment		of Loans	Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	—	$—	$—	1	$413	$72
Multi-family and commercial	1	1,173	55	—	—	—
Total	1	$1,173	$55	1	$413	$72

During the modification process, there were no loan charge-offs or principal reductions for the loans included in the above tables.

The following table provides the recorded investment, by type of modification, during the three months ended March 31, 2014 and 2013 for modified loans identified as TDRs.

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Combination of rate and maturity (1)	$1,173	$413
Total	$1,173	$413

(1) Terms include combination of interest rate adjustments and extensions of maturity.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three months ended March 31, 2014 and 2013.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of
March 31, 2014 and December 31, 2013.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2013	$7,776	$6,549	$1,227	$—	$6,549
Collections	(35)	(35)	—	—	(35)
Dispositions	(1,722)	(1,367)	(355)	—	(1,367)
Balance at March 31, 2014	$6,019	$5,147	$872	$—	$5,147

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(In Thousands)
Land	$4,311	$4,311
Buildings	11,506	11,497
Leasehold improvements	10,766	10,762
Furniture and equipment	12,680	12,549
Construction in process	75	45
	39,338	39,164
Accumulated depreciation and amortization	(18,704)	(18,074)
Premises and equipment, net	$20,634	$21,090

At March 31, 2014 and December 31, 2013, construction in process related to design and site costs associated with a new branch location.
NOTE 6.  OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income (loss) are components of comprehensive income (loss).

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31, 2014
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$515	$(175)	$340
Reclassification adjustment for gains recognized in net income	(35)	12	(23)
Unrealized holding gains on available for sale securities, net of taxes	480	(163)	317
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	35	(12)	23
Other comprehensive income	$515	$(175)	$340

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2014
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(493)	$168	$(325)
Net unrealized loss on effective cash flow hedging derivative	(277)	94	(183)
Accumulated other comprehensive loss	$(770)	$262	$(508)

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

	December 31, 2013
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(973)	$331	$(642)
Net unrealized loss on effective cash flow hedging derivative	(312)	106	(206)
Accumulated other comprehensive loss	$(1,285)	$437	$(848)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined). As of March 31, 2014 and December 31, 2013, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since then that management believes have changed the Bank’s regulatory category. As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, quantitatively in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

The Bank’s actual capital amounts and ratios as of March 31, 2014 and December 31, 2013 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$119,743	8.98%	$53,332	4.00%	$66,665	5.00%
Tier I Risk-based Capital Ratio	119,743	14.80	32,370	4.00	48,555	6.00
Total Risk-based Capital Ratio	127,516	15.76	64,740	8.00	80,925	10.00
Tangible Equity Ratio	119,743	8.98	20,000	1.50	N/A	N/A

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$117,477	8.94%	$52,550	4.00%	$65,688	5.00%
Tier I Risk-based Capital Ratio	117,477	14.71	31,936	4.00	47,905	6.00
Total Risk-based Capital Ratio	124,964	15.65	63,873	8.00	79,841	10.00
Tangible Equity Ratio	117,477	8.94	19,706	1.50	N/A	N/A

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

•
Securities available for sale. Included in the available for sale category are both debt and equity securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes a nationally-recognized, third-party pricing service to estimate fair value measurements for the majority of its portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data, but these prices do not represent binding quotes. The fair value prices on all investments are reviewed for reasonableness by management. Securities measured at fair value in Level 3 include a collateralized debt obligation that is backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels. The Company estimates future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2014.

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$11,551	$43,536	$—	$55,087
Government-sponsored enterprises	—	22,527	—	22,527
Mortgage-backed securities	—	77,447	—	77,447
Corporate debt securities	—	3,025	—	3,025
Collateralized debt obligation	—	—	1,181	1,181
Obligations of state and political subdivisions	—	4,181	—	4,181
Tax-exempt securities	—	6,537	—	6,537
Forward loan sale commitments and derivative loan commitments	—	—	45	45
Total assets	$11,551	$157,253	$1,226	$170,030

Liabilities:
Interest rate swap agreements	$—	$434	$—	$434
Total liabilities	$—	$434	$—	$434

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$8,975	$45,570	$—	$54,545
Government-sponsored enterprises	—	26,292	—	26,292
Mortgage-backed securities	—	76,671	—	76,671
Corporate debt securities	—	3,798	—	3,798
Collateralized debt obligation	—	—	1,191	1,191
Obligations of state and political subdivisions	—	4,123	—	4,123
Tax-exempt securities	—	3,575	—	3,575
Foreign government securities	—	25	—	25
Forward loan sale commitments and derivative loan commitments	—	—	22	22
Total assets	$8,975	$160,054	$1,213	$170,242

Liabilities:
Interest rate swap agreements	$—	$486	$—	$486
Total liabilities	$—	$486	$—	$486

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2013	$1,191	$22
Total realized and unrealized gains included in net income	—	23
Total unrealized losses included in other comprehensive income	(10)	—
Balance at March 31, 2014	$1,181	$45

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at March 31, 2014 and December 31, 2013. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013.

	At March 31, 2014			At December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$1,620	$—	$—	$1,384
Other real estate owned	—	—	2,037	—	—	2,429
Total assets	$—	$—	$3,657	$—	$—	$3,813

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Impaired loans	$56	$316
Other real estate owned	35	12
Total losses	$91	$328

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2014 and December 31, 2013. The estimated fair value amounts at March 31, 2014 and December 31, 2013 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

As of March 31, 2014 and December 31, 2013, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$53,727	$53,727	$—	$—	$53,727
Available for sale securities	169,985	11,551	157,253	1,181	169,985
Loans held for sale	686	—	—	696	696
Loans receivable, net	1,042,037	—	—	1,047,134	1,047,134
Federal Home Loan Bank stock	13,109	—	—	13,109	13,109
Accrued interest receivable	3,920	—	—	3,920	3,920
Financial Liabilities:
Deposits	1,004,283	—	—	1,007,458	1,007,458
Mortgagors' and investors' escrow accounts	1,617	—	—	1,617	1,617
Federal Home Loan Bank advances	169,922	—	171,783	—	171,783
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,112	—	6,112
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	32	—	—	32	32
Forward loan sale commitments	13	—	—	13	13
Liabilities:
Interest rate swap agreements	434	—	434	—	434

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$27,321	$27,321	$—	$—	$27,321
Available for sale securities	170,220	8,975	160,054	1,191	170,220
Loans held for sale	1,764	—	—	1,766	1,766
Loans receivable, net	1,047,410	—	—	1,050,834	1,050,834
Federal Home Loan Bank stock	13,109	—	—	13,109	13,109
Accrued interest receivable	4,021	—	—	4,021	4,021
Financial Liabilities:
Deposits	984,749	—	—	987,705	987,705
Mortgagors' and investors' escrow accounts	3,214	—	—	3,214	3,214
Federal Home Loan Bank advances	176,272	—	178,448	—	178,448
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,337	—	6,337
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	14	—	—	14	14
Forward loan sale commitments	8	—	—	8	8
Liabilities:
Interest rate swap agreements	486	—	486	—	486

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

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

At March 31, 2014 and December 31, 2013, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	March 31, 2014	December 31, 2013

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.23%	0.24%
Weighted average maturity in years	1.7	2.0
Unrealized loss relating to interest rate swap	$277	$312

At March 31, 2014 and December 31, 2013, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended March 31, 2014 and December 31, 2013 related to the balance sheet hedging of long-term debt indicate that the hedge was 100% effective and that there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The Company had previously posted collateral of $400,000 in the normal course of business for a derivative instrument, with a credit-related contingent feature, that was in a net liability position at March 31, 2014 and December 31, 2013.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in other noninterest income.

Interest Rate Swap Agreement - During the first quarter of 2012, management entered into an interest rate swap agreement, that does not meet the hedge accounting requirements of FASB's "Derivatives and Hedging" standard, to manage the Company's exposure to interest rate movements and other identified risks. Changes in fair value of this instrument are recorded as a component of noninterest income. At March 31, 2014 and December 31, 2013, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.24%	0.25%
Weighted average maturity in years	2.8	3.0
Unrealized loss relating to interest rate swap	$157	$174

The Company reported a gain in fair value on the interest rate swap not designated as a hedge of $17,000 and $44,000 in noninterest income for the three months ended March 31, 2014 and 2013, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decrease. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated mortgage loan commitments was $4.4 million at March 31, 2014. At March 31, 2014, the fair value of such commitments was a net asset of $32,000.

Forward Loan Sale Commitments - To protect against the price risk inherent in derivative loan commitments, the Company utilizes “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesiginated forward loan sale commitments was $2.4 million at March 31, 2014. At March 31, 2014, the fair value of such commitments was a net asset of $13,000.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at March 31, 2014 and December 31, 2013.

		March 31, 2014		December 31, 2013
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(277)	$8,000	$(312)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(157)	15,000	(174)
Derivative loan commitments	Other Assets	4,392	32	3,129	14
Forward loan sale commitments	Other Assets	2,419	13	3,581	8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2014 and December 31, 2013 and the results of operations for the three months ended March 31, 2014 and 2013. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, difficulties in integrating Newport Federal Savings Bank or failing to achieve the expected cost savings or revenue synergies, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the determination of allowance for loan losses, other-than-temporary impairment of securities, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2013 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets:
Summary. Assets increased $16.8 million, or 1.2%, to $1.36 billion at March 31, 2014 from $1.35 billion at December 31, 2013, principally due to increases of $26.4 million in cash and cash equivalents, partially offset by decreases of $5.4 million in net loans receivable, $1.8 million in other assets and $1.1 million in loans held for sale.

Loans Receivable, Net. Net loans receivable decreased $5.4 million during the quarter ended March 31, 2014 as a result of fixed-rate residential mortgage loan sales, principal collections and a reduction in loan originations. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 42.0% of the total loan portfolio at March 31, 2014. The residential mortgage portfolio decreased $9.8 million, or 2.2%, partly due to the sale of $5.4 million of fixed-rate residential mortgage loans. Residential mortgage loan originations decreased $11.7 million during the first three months of 2014 over the comparable period in 2013, primarily as a result of interest rate volatility.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 27.8% of total loans at March 31, 2014 and increased $5.6 million, or 2.0%, during the first three months of 2014. Loan originations for multi-family and commercial real estate loans were $9.4 million, representing an increase of $9.1 million during the first three months of 2014 compared to the same period in 2013 resulting from an increase in participation loans with other lenders.

•	Construction. Construction loans, which include both residential and commercial construction loans, increased $459,000 for the first quarter of 2014.

•
Commercial Business. Commercial business loans represented 24.1% of total loans at March 31, 2014. Commercial business loans decreased $1.5 million, or 0.6% for the first quarter of 2014, primarily due to a decrease of $9.1 million and $1.9 million in SBA and USDA guaranteed loans and other commercial business loans, respectively, offset by an increase of $9.4 million in time share loans. Commercial business loan originations decreased $2.6 million as compared to the same period in 2013. At March 31, 2014, unfunded lines of credit related to time share lending totaled $26.7 million as a result of an experienced lender dedicated to identifying new opportunities for growth within the time share industry.

•
Consumer. Consumer loans represented 5.0% of the Company’s total loan portfolio at March 31, 2014. Consumer loans increased $231,000 during the first three months of 2014. Home equity loans increased $1.2 million, offset by decreases in indirect automobile loans and other consumer loans of $677,000 and $297,000, respectively. Loan originations for consumer loans totaled $6.0 million, representing an increase of $3.1 million, for the three months ended March 31, 2014 over the comparable period in 2013 as a result of a home equity line of credit promotion.

The allowance for loan losses totaled $7.3 million at March 31, 2014 compared to $6.9 million at December 31, 2013. The ratio of the allowance for loan losses to total loans increased from 0.66% at December 31, 2013 to 0.69% at March 31, 2014.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	March 31 2014	December 31, 2013
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,882	$3,560
Multi-family and commercial	1,698	2,979
Total real estate loans	5,580	6,539
Commercial business loans - Other	354	385
Consumer loans:
Home equity	49	53
Indirect automobile	—	16
Total nonaccrual loans	5,983	6,993
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	5,983	6,993
Other real estate owned, net (2)	2,037	2,429
Total nonperforming assets	8,020	9,422
Accruing troubled debt restructurings	3,178	2,192
Total nonperforming assets and troubled debt restructurings	$11,198	$11,614

Allowance for loan losses as a percent of nonperforming loans	121.21%	98.90%
Total nonperforming loans to total loans	0.57%	0.66%
Total nonperforming loans to total assets	0.44%	0.52%
Total nonperforming assets and troubled debt restructurings to total assets	0.82%	0.86%

(1) Includes nonperforming TDRs totaling $474,000 and $319,000 at March 31, 2014 and December 31, 2013, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The decrease in nonperforming assets was due to a decrease in nonaccrual loans and other real estate owned. Nonperforming multi-family and commercial real estate loans decreased $1.3 million while residential - 1 to 4 family real estate loans increased $322,000 at March 31, 2014.

Other real estate owned decreased $392,000 from December 31, 2013 to March 31, 2014, primarily as a result of the sale of three residential properties with a carrying value of $337,000 and write-downs of $55,000. At March 31, 2014, other real estate owned included five residential properties and four commercial properties.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, a combination of deferred principal payments and interest rate concessions or a combination of maturity extensions and interest rate concessions. TDRs increased to $3.7 million at March 31, 2014, compared to $2.5 million at December 31, 2013, resulting from the addition of one commercial real estate loan with a recorded investment of $1.2 million. Of the TDRs, $3.2 million and $2.2 million were performing in accordance with their restructured terms at March 31, 2014 and December 31, 2013, respectively. The Company anticipates that these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $15.3 million, or 1.3%, to $1.21 billion at March 31, 2014 compared to $1.19 billion at December 31, 2013. Deposits increased $19.5 million, or 2.0%, which included increases in certificates of deposit and NOW and money market accounts of $11.8 million and $11.1 million, respectively, offset by a decrease in noninterest bearing deposits of $3.2 million. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings decreased $6.4 million from $184.5 million at December 31, 2013 to $178.2 million at March 31, 2014, resulting from net repayments of Federal Home Loan bank advances.

Equity:
Summary. Shareholders’ equity increased $1.5 million from $152.8 million at December 31, 2013 to $154.3 million at March 31, 2014. The increase in shareholders’ equity was attributable to net income of $906,000, the exercise of stock options of $316,000 and a decrease in unrealized losses on available for sale securities aggregating $317,000 (net of taxes), offset by dividends of $368,000.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive income is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap designated as a hedge, net of taxes. Net unrealized losses on available for sale securities, net of taxes, decreased to $325,000 at March 31, 2014. The net unrealized loss on the interest rate swap, net of taxes, totaled $183,000 at March 31, 2014 compared to a net unrealized loss on the interest rate swap, net of taxes, of $206,000 at December 31, 2013.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

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

Summary. The Company reported net income of $906,000 for the quarter ended March 31, 2014, representing an increase of $1.0 million, compared to a net loss of $77,000 for the quarter ended March 31, 2013. The acquisition of Newport in September 2013 contributed to the higher net income for the quarter ended March 31, 2014, as a result of increases in net interest income and noninterest income and the recognition of post-acquisition cost savings for the combined entity. Lower net income for the first quarter of 2013 was the result of merger-related costs totaling $684,000 (pre-tax) associated with the acquisition of Newport. Excluding the aforementioned costs, the Company would have reported net income of $502,000, or $0.05 basic and diluted earnings per share, for the quarter ended March 31, 2013.

Interest and Dividend Income. Total interest and dividend income increased $3.5 million, or 41.1%, to $12.1 million for the quarter ended March 31, 2014, compared to the same period in 2013. The increase in interest and dividend income was due to an increase in the average balance of loans and the net accretion of $86,000 related to fair value adjustments of loans and securities resulting from the Newport acquisition, offset by lower yields on loans and a decrease in the average balance of securities. The average yield earned on interest-earning assets increased 6 basis points to 3.88%, despite the 16 basis points decline in the yield on loans to 4.27%. Average interest-earning assets increased $356.8 million to $1.26 billion during the first quarter of 2014, due to an increase in the average balance of loans of $364.5 million, offset by decreases in the average balance of securities of $7.6 million and other interest earning assets of $184,000 compared to the same quarter in 2013.

Interest Expense. For the quarter ended March 31, 2014, interest expense decreased $126,000, or 5.7%, to $2.1 million compared to $2.2 million for the comparable period in 2013 resulting from lower rates paid on deposits and borrowings and the net amortization of $487,000 related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition, offset by a higher average balance of deposits and Federal Home Loan Bank advances. Average interest-bearing deposits increased $238.2 million to $859.6 million and the average rate paid decreased 26 basis points to 0.62%. Increases in the average balance of NOW and money market deposits, certificates of deposit and savings accounts totaled $152.2 million, $80.1 million and $5.9 million, respectively. The average balance of FHLB advances increased $80.3 million while the average rate declined 167 basis points to 1.55%.

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

	At or For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,053,192	$11,087	4.27%	$688,697	$7,523	4.43%
Securities (3)	185,882	985	2.15	193,434	1,022	2.14
Other interest-earning assets	24,904	13	0.21	25,088	10	0.16
Total interest-earning assets	1,263,978	12,085	3.88	907,219	8,555	3.82

Noninterest-earning assets	92,965			45,221
Total assets	$1,356,943			$952,440

Interest-bearing liabilities:
Deposits:
Business checking	$101	—	—	$59	—	—
NOW and money market	456,713	150	0.13	304,556	116	0.15
Savings (4)	46,142	20	0.18	40,232	19	0.19
Certificates of deposit (5)	356,621	1,149	1.31	276,506	1,217	1.78
Total interest-bearing deposits	859,577	1,319	0.62	621,353	1,352	0.88

Federal Home Loan Bank advances	177,930	682	1.55	97,602	775	3.22
Subordinated debt	8,248	83	4.08	8,248	83	4.08
Total interest-bearing liabilities	1,045,755	2,084	0.81	727,203	2,210	1.23

Noninterest-bearing liabilities	156,138			98,835
Total liabilities	1,201,893			826,038

Total shareholders' equity	155,050			126,402

Total liabilities and shareholders' equity	$1,356,943			$952,440

Net interest-earning assets	$218,223			$180,016

Tax equivalent net interest income (3)		10,001			6,345

Tax equivalent interest rate spread (6)			3.07%			2.59%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.21%			2.84%

Average of interest-earning assets to average interest-bearing liabilities			120.87%			124.75%

Less tax equivalent adjustment (3)		(14)			—

Net interest income		$9,987			$6,345

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

	Three Months Ended March 31, 2014 and 2013
	Increase (Decrease) Due To
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(282)	$3,846	$3,564
Securities (3)	3	(40)	(37)
Other interest-earning assets	3	—	3
Total interest-earning assets	(276)	3,806	3,530
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(392)	359	(33)
Federal Home Loan Bank advances	(528)	435	(93)
Total interest-bearing liabilities	(920)	794	(126)
Change in net interest income	$644	$3,012	$3,656

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

Provision for Loan Losses. The provision for loan losses increased $295,000 for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to a change in the portfolio mix of loans outstanding, offset by decreases in nonperforming loans and loan charge-offs. At March 31, 2014, nonperforming loans totaled $6.0 million, compared to $8.9 million at March 31, 2013, resulting from a decrease in nonperforming residential mortgage loans and multi-family and commercial mortgage loans of $2.0 million and $616,000, respectively. Net loan charge-offs were $94,000 and $194,000 for the three months ended March 31, 2014 and 2013, respectively, consisting primarily of residential mortgage loan charge-offs.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2014	2013	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,718	$1,216	$502	41.3%
Wealth management fees	323	257	66	25.7
Increase in cash surrender value of bank-owned life insurance	142	68	74	108.8
Net gain on sales of securities	35	3	32	1,066.7
Mortgage banking	160	579	(419)	(72.4)
Net gain on fair value of derivatives	17	47	(30)	(63.8)
Other	377	270	107	39.6
Total noninterest income	$2,772	$2,440	$332	13.6%

Higher noninterest income in 2014 was primarily due to increases in service fees of $502,000 and other income of $107,000, offset by a decrease in mortgage banking of $419,000 as a result of reduced margins and lower sales volume of $5.4 million in fixed-rate residential mortgage loans compared to $13.3 million in fixed-rate residential mortgage loan sales for the comparable period in 2013. The additional deposit accounts assumed in the Newport acquisition and an increase in fees associated with higher electronic banking usage contributed to higher service fees for 2014. Other noninterest income for the first quarter of 2014 included the reimbursement of $250,000 in legal fees and other foreclosure expenses incurred in a prior period on two commercial loans. Other noninterest income for the first quarter of 2013 included a gain of $201,000 on the sale of $3.0 million in loans held for investment, offset by an impairment charge of $81,000 to reduce the carrying value in one of the Bank's small business investment company limited partnerships.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2014	2013	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,200	$4,408	$792	18.0%
Occupancy and equipment	2,107	1,383	724	52.3
Computer and electronic banking services	1,352	868	484	55.8
Outside professional services	449	268	181	67.5
Marketing and advertising	226	130	96	73.8
Supplies	168	100	68	68.0
FDIC deposit insurance and regulatory assessments	349	233	116	49.8
Merger expenses	—	684	(684)	(100.0)
Core deposit intangible amortization	164	—	164	N/A
Other real estate operations	169	127	42	33.1
Other	770	380	390	102.6
Total noninterest expenses	$10,954	$8,581	$2,373	27.7%

Noninterest expenses were higher for 2014 compared to 2013 mainly due to additional operating costs attributable to the six acquired branches from the Newport merger. Increases in salaries and benefits include additional lending staff and higher benefit costs. Occupancy costs were also higher as a result of snow removal and utility costs associated with the poor weather conditions in the region during the first quarter of 2014. The increase in outside professional services expense related to contractual payments to former officers of Newport under their noncompetition agreements. The core deposit intangible amortization is related to the assumption of deposits as a result of the Newport merger. Higher other noninterest expenses for the first quarter of 2014 included increases of $240,000 in fraudulent debit card transactions, core deposit intangible amortization of $165,000 associated with the assumption of Newport's deposits and prepayment penalties totaling $75,000 for the early extinguishment of certain higher rate FHLB borrowings. Noninterest expenses for the first quarter of 2013 included merger-related costs of $684,000 for the acquisition of Newport.

Income Tax Provision. The provision for income taxes increased $323,000 for the three months ended March 31, 2014, compared to the same period in 2013. The effective tax rate for the three months ended March 31, 2014 and 2013 was 34.1% and 211.6%, respectively. The higher effective tax rate for 2013 was impacted by certain nondeductible costs associated with the Newport merger.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $53.7 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $170.0 million at March 31, 2014. In addition, at March 31, 2014, the Bank had the ability to borrow $97.0 million from the FHLB, which includes overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $167.1 and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the three months ended March 31, 2014, the Bank originated $46.2 million of loans and purchased $12.3 million of securities and $443,000 of loans. For the year ended December 31, 2013, the Bank originated $217.5 million of loans and purchased $54.7 million of securities and $23.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $17.9 million, for the three months ended March 31, 2014. Certificates of deposit due within one year of March 31, 2014 totaled $130.8 million, or 13.0%, of total deposits. Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

FHLB advances increased $6.4 million during the three months ended March 31, 2014 and $78.6 million during the year ended December 31, 2013.

The Company repurchased 6,194 shares of the Company's common stock at a cost of $72,000 during the three months ended March 31, 2014 and 8,336 shares of the Company’s common stock at a cost of $98,000 during the year ended December 31, 2013. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2013 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At March 31, 2014, SI Financial Group had cash and cash equivalents of $8.9 million and available for sale securities of $2.5 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2013. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2013 and March 31, 2014.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of the commitments to extend credit may expire without being drawn upon. The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$21,139	$8,742
Undisbursed construction loans	7,876	9,193
Undisbursed home equity lines of credit	43,345	41,031
Undisbursed commercial lines of credit	55,529	59,930
Overdraft protection lines	1,241	1,221
Standby letters of credit	81	81
Total commitments	$129,211	$120,198

Future loan commitments at March 31, 2014 and December 31, 2013 included fixed-rate loan commitments of $6.8 million and $6.9 million, respectively, at interest rates ranging from 2.75% to 6.38% and 2.75% to 5.75%, respectively.

The Bank is a limited partner in three SBICs. At March 31, 2014, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $691,000. The Bank recognized write-downs of $81,000 on its investment in one of the SBICs during the three months ended March 31, 2013. No write-downs were recorded for the three months ended March 31, 2014.

For the three months ended March 31, 2014, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2014.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(2.10)%	(3.44)%
300 basis point increase in rates	(0.38)	(0.99)
400 basis point increase in rates	(0.46)	(1.45)

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates decreased 100 basis points or increased 300 or 400 basis points. Net interest income would be only minimally impacted if rates increased 300 and 400 basis points in the 12-month period as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB advances to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities. Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate of interest, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A.  “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially and adversely affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended March 31, 2014 were as follows:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2014	—	$—	—	63,715
February 1 - 28, 2014	3,083	11.71	—	63,715
March 1 - 31, 2014	3,111	11.65	2,927	60,788
Total	6,194	$11.68	2,927

(1) On May 8, 2012, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 528,815 shares, of its common stock from time to time, depending on market conditions. The repurchase program will continue until it is completed or terminated by the Company's Board of Directors.

(2) This table includes 3,267 shares withheld from employees to satisfy tax withholding requirements upon vesting of restricted stock awards. These shares are not included in the total number of shares purchased as part of the Company's publicly announced repurchase plan.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Statement of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements

(1) Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

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

SI FINANCIAL GROUP, INC.

Date:	May 8, 2014	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	May 8, 2014	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer, Treasurer and Chief Operating Officer
(principal financial officer)

Date:	May 8, 2014	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President, Corporate Controller and Principal Accounting Officer
(principal accounting officer)