Form 10-Q
period 2014-06-30
SI Financial Group, Inc.
filed 2014-08-07
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
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

As of August 1, 2014, there were 12,806,248 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	June 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks:
Noninterest-bearing	$19,991	$20,554
Interest-bearing	28,422	6,767
Total cash and cash equivalents	48,413	27,321

Available for sale securities, at fair value	172,489	170,220
Loans held for sale	560	1,764
Loans receivable (net of allowance for loan losses of $7,445 at June 30, 2014 and $6,916 at December 31, 2013)	1,038,182	1,047,410
Federal Home Loan Bank stock, at cost	11,949	13,109
Bank-owned life insurance	21,012	20,726
Premises and equipment, net	20,971	21,090
Goodwill and other intangibles	18,997	19,566
Accrued interest receivable	3,897	4,021
Deferred tax asset, net	9,527	9,705
Other real estate owned, net	1,664	2,429
Other assets	6,480	9,018
Total assets	$1,354,141	$1,346,379

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$143,306	$139,428
Interest-bearing	862,915	845,321
Total deposits	1,006,221	984,749

Mortgagors' and investors' escrow accounts	3,301	3,214
Federal Home Loan Bank advances	158,541	176,272
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	22,273	21,054
Total liabilities	1,198,584	1,193,537

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,804,452 and 12,798,461 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	128	128
Additional paid-in-capital	125,511	125,277
Unallocated common shares held by ESOP	(4,368)	(4,608)
Unearned restricted shares	(1,523)	(1,751)
Retained earnings	35,725	34,644
Accumulated other comprehensive income (loss)	84	(848)
Total shareholders' equity	155,557	152,842
Total liabilities and shareholders' equity	$1,354,141	$1,346,379

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$10,667	$7,194	$21,754	$14,717
Securities:
Taxable interest	894	1,070	1,774	2,092
Tax-exempt interest	59	20	101	20
Dividends	48	7	97	7
Other	15	11	28	21
Total interest and dividend income	11,683	8,302	23,754	16,857

Interest expense:
Deposits	1,359	1,284	2,678	2,636
Federal Home Loan Bank advances	637	716	1,319	1,491
Subordinated debt and other borrowings	84	83	167	166
Total interest expense	2,080	2,083	4,164	4,293

Net interest income	9,603	6,219	19,590	12,564

Provision for loan losses	415	55	845	190

Net interest income after provision for loan losses	9,188	6,164	18,745	12,374

Noninterest income:
Total other-than-temporary impairment losses	—	(8)	—	(8)
Portion of losses recognized in other comprehensive income/loss	—	—	—	—
Net impairment losses	—	(8)	—	(8)
Service fees	1,785	1,233	3,503	2,449
Wealth management fees	310	287	633	544
Increase in cash surrender value of bank-owned life insurance	144	68	286	136
Net gain on sales of securities	29	—	64	3
Mortgage banking	155	271	315	850
Net gain (loss) on fair value of derivatives	(26)	126	(9)	173
Other	65	95	442	365
Total noninterest income	2,462	2,072	5,234	4,512

Noninterest expenses:
Salaries and employee benefits	5,031	4,121	10,231	8,529
Occupancy and equipment	1,862	1,304	3,969	2,687
Computer and electronic banking services	1,313	971	2,665	1,839
Outside professional services	553	382	1,002	650
Marketing and advertising	312	171	538	301
Supplies	151	106	319	206
FDIC deposit insurance and regulatory assessments	301	230	650	463
Merger expenses	—	209	—	893
Core deposit intangible amortization	149	—	313	—
Other real estate operations	62	192	231	319
Other	603	523	1,373	903
Total noninterest expenses	10,337	8,209	21,291	16,790

Income before income tax provision	1,313	27	2,688	96
Income tax provision	399	87	868	233
Net income (loss)	$914	$(60)	$1,820	$(137)

Earnings (loss) per share:
Basic	$0.07	$(0.01)	$0.15	$(0.01)
Diluted	$0.07	$(0.01)	$0.15	$(0.01)

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$914	$(60)	$1,820	$(137)
Other comprehensive income (loss), net of tax:
Available for sale securities:
Net unrealized holding gains (losses)	588	(1,576)	928	(1,580)
Reclassification adjustment for gains recognized in net income (loss) (1)	(19)	—	(42)	(2)
Plus: credit portion of OTTI losses recognized in net loss (2)	—	5	—	5
Plus: noncredit portion of OTTI loss	—	(4)	—	(39)
Net unrealized gains (losses) on available for sale securities	569	(1,575)	886	(1,616)
Net unrealized gain on interest-rate swap derivative	23	44	46	72
Other comprehensive income (loss)	592	(1,531)	932	(1,544)
Comprehensive income (loss)	$1,506	$(1,591)	$2,752	$(1,681)

(1) Amounts are included in net gain on the sales of securities in noninterest income on the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the three and six months ended June 30, 2014 was $10,000 and $22,000, respectively, and $0 and $1,000 for the three and six months ended June 30, 2013, respectively.
(2) Amounts are included in net impairment losses recognized in noninterest income on the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for both the three and six months ended June 30, 2013 totaled $3,000.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2013	12,798,461	$128	$125,277	$(4,608)	$(1,751)	$34,644	$(848)	$152,842
Comprehensive income	—	—	—	—	—	1,820	932	2,752
Cash dividends declared ($0.06 per share)	—	—	—	—	—	(739)	—	(739)
Equity incentive plan compensation	—	—	153	—	228	—	—	381
Allocation of 24,318 ESOP shares	—	—	42	240	—	—	—	282
Tax benefit from share-based compensation	—	—	3	—	—	—	—	3
Stock options exercised	50,010	—	542	—	—	—	—	542
Common shares repurchased	(44,019)	—	(506)	—	—	—	—	(506)
Balance at June 30, 2014	12,804,452	$128	$125,511	$(4,368)	$(1,523)	$35,725	$84	$155,557

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,820	$(137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	845	190
Employee stock ownership plan expense	282	280
Equity incentive plan expense	381	384
Excess tax benefit from share-based compensation	(3)	(3)
Amortization of investment premiums and discounts, net	512	603
Amortization of loan premiums and discounts, net	641	698
Depreciation and amortization of premises and equipment	1,277	854
Amortization of core deposit intangible	313	—
Amortization of deferred debt issue costs	66	107
Net gain on sales of securities	(64)	(3)
Net loss (gain) on fair value of derivatives	9	(173)
Deferred income tax benefit	(46)	(13)
Loans originated for sale	(8,497)	(25,816)
Proceeds from sale of loans held for sale	9,761	30,804
Net gain on sales of loans held for sale	(185)	(731)
Net gain on sales of loans held for investment	—	(201)
Net loss on sales or write-downs of other real estate owned	39	46
Increase in cash surrender value of bank-owned life insurance	(286)	(136)
Impairment charge on long-lived assets	175	81
Other-than-temporary impairment losses on securities	—	8
Change in operating assets and liabilities:
Accrued interest receivable	124	(27)
Other assets	2,488	847
Accrued expenses and other liabilities	1,283	(308)
Net cash provided by operating activities	10,935	7,354

Cash flows from investing activities:
Purchases of available for sale securities	(20,675)	(40,863)
Proceeds from sales of available for sale securities	1,109	1,000
Proceeds from maturities of and principal repayments on available for sale securities	18,191	22,417
Redemption of Federal Home Loan Bank stock	1,160	325
Loan principal collections, net of originations	33,484	28,909
Purchases of loans	(25,832)	(18,448)
Proceeds from sales of loans held for investment	—	3,189
Proceeds from sales of other real estate owned	816	897
Purchases of premises and equipment	(1,158)	(1,096)
Net cash provided by (used in) investing activities	7,095	(3,670)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	21,472	3,174
Net increase (decrease) in mortgagors' and investors' escrow accounts	87	(421)
Proceeds from Federal Home Loan Bank advances	10,000	10,000
Repayments of Federal Home Loan Bank advances	(27,797)	(15,000)
Excess tax benefit from share-based compensation	3	3
Cash dividends on common stock	(739)	(573)
Stock options exercised	542	—
Common shares repurchased	(506)	(7)
Net cash provided by (used in) financing activities	3,062	(2,824)

Net change in cash and cash equivalents	21,092	860
Cash and cash equivalents at beginning of period	27,321	37,689
Cash and cash equivalents at end of period	$48,413	$38,549

Supplemental cash flow information:
Interest paid	$4,201	$4,309
Income taxes paid, net	850	1,112
Transfer of loans to other real estate owned	90	381

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

On September 6, 2013, the Company acquired Newport Bancorp, Inc. ("Newport"), and its wholly-owned subsidiary, Newport Federal Savings Bank. The acquisition added six full-service banking offices in eastern Connecticut and Rhode Island.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the year ending December 31, 2014 or for any other period.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

Reclassifications
Amounts in the Company’s prior year consolidated financial statements are reclassified to conform to the current year presentation.  Such reclassifications have no effect on net income.

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
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

Commercial Business – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and reduced viability of the industry in which the customer operates will have a negative impact on the credit quality in this segment. The Bank also provides loans to investors in the time share industry, which are secured by consumer receivables, and provides loans for capital improvements to condominium associations, which are secured by the assigned rights to levy special assessments to condominium owners.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

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
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings (loss) per share calculations. The Company had anti-dilutive common shares outstanding of 384,289 and 389,393 for the three and six months ended June 30, 2014, respectively, and 771,538 and 626,396 for the three and six months ended June 30, 2013, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

The computation of earnings (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Net income (loss)	$914	$(60)	$1,820	$(137)

Weighted average common shares outstanding:
Basic	12,341,727	9,567,612	12,318,604	9,561,808
Effect of dilutive stock options	45,706	—	46,979	—
Diluted	12,387,433	9,567,612	12,365,583	9,561,808

Earnings (loss) per share:
Basic	$0.07	$(0.01)	$0.15	$(0.01)
Diluted	$0.07	$(0.01)	$0.15	$(0.01)

NOTE 3.  SECURITIES

Available for sale securities:
The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$60,137	$441	$(204)	$60,374
Government-sponsored enterprises	24,561	145	(105)	24,601
Mortgage-backed securities:(1)
Agency - residential	73,695	1,074	(1,157)	73,612
Non-agency - residential	396	16	(2)	410
Corporate debt securities	1,460	21	—	1,481
Collateralized debt obligation	1,186	—	(2)	1,184
Obligations of state and political subdivisions	4,048	179	(35)	4,192
Tax-exempt securities	6,637	26	(28)	6,635
Total available for sale securities	$172,120	$1,902	$(1,533)	$172,489

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or GSEs.  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at June 30, 2014 are presented below. Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities ("MBS") are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$6,734	$6,786
After 1 but within 5 years	34,673	34,801
After 5 but within 10 years	18,069	18,158
After 10 years	38,553	38,722
	98,029	98,467
Mortgage-backed securities	74,091	74,022
Total debt securities	$172,120	$172,489

The following is a summary of realized gains and losses on the sales of securities for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Gross gains on sales	$29	$—	$64	$3
Gross losses on sales	—	—	—	—
Net gain on sale of securities	$29	$—	$64	$3

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

Proceeds from the sale of available for sale securities were $1.0 million and $1.1 million for the three and six months ended June 30, 2014, respectively, and $1.0 million for both the three and six months ended June 30, 2013.

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$19,616	$85	$3,237	$119	$22,853	$204
Government sponsored enterprises	771	3	5,875	102	6,646	105
Mortgage-backed securities:
Agency - residential	5,797	46	33,356	1,111	39,153	1,157
Non-agency - residential	—	—	153	2	153	2
Collateralized debt obligation	—	—	1,184	2	1,184	2
Obligations of state and political subdivisions	—	—	1,218	35	1,218	35
Tax-exempt securities	1,148	1	2,636	27	3,784	28
Total	$27,332	$135	$47,659	$1,398	$74,991	$1,533

	Less Than 12 Months		12 Months Or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$21,921	$142	$883	$26	$22,804	$168
Government-sponsored enterprises	12,376	393	—	—	12,376	393
Mortgage-backed securities:
Agency - residential	38,119	1,772	2,686	37	40,805	1,809
Non-agency - residential	169	2	—	—	169	2
Collateralized debt obligation	—	—	1,191	19	1,191	19
Obligations of state and political subdivisions	1,187	81	—	—	1,187	81
Tax-exempt securities	3,575	266	—	—	3,575	266
Total	$77,347	$2,656	$4,760	$82	$82,107	$2,738

At June 30, 2014, thirty-eight debt securities with gross unrealized losses had aggregate depreciation of approximately 2.00% of the Company’s amortized cost basis. The majority of the unrealized losses are related to the Company’s agency MBS. There were no impairment charges recognized on investments deemed other-than-temporarily impaired for the three and six months ended June 30, 2014. Impairment charges recognized on investments deemed other-than-temporarily impaired were $8,000 for both the three and six months ended June 30, 2013. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at June 30, 2014.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

U.S. Government and Agency Obligations. The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Government Sponsored Enterprises. The unrealized losses on the Company's government sponsored enterprises were also caused by interest rate movement. The contractual cash flows of these investments are guaranteed by a government sponsored agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. As a result of (i) the decline in market value being attributable to changes in interest rates and not credit quality, (ii) the Company's position that it does not intend to sell these securities and (iii) it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Mortgage-backed Securities - Non-agency - Residential. The unrealized losses on the Company's non-agency - residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit losses were found. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be maturity.

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

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS. Management also reviewed analytics provided by the trustee. The unrealized loss on the Company’s PTPS investment was caused by a lack of liquidity, credit downgrades and decreasing credit support. The increased number of bank and insurance company failures has decreased the level of credit support for this investment. A number of lower tranches have foregone payments or have received payment in kind through increased principal allocations. However, the number of deferring securities has been decreasing and a number of reinstatements have occurred recently. The Company's PTPS was upgraded to investment grade and based on its senior credit profile, management does not believe that this investment will suffer credit-related losses. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company did not record impairment losses at June 30, 2014.

Obligations of state and political subdivisions. The unrealized losses on the Company's obligations of state and political subdivisions relate to two investments in municipal general obligation bonds purchased during the second

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

quarter of 2013. The unrealized loss was mainly attributable to the widening of interest rate spreads for these securities since their purchase date. Management monitors the financial data of the individual municipalities to ensure that they meet minimum credit standards. Since the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, the Company did not record impairment losses at June 30, 2014.

Tax-exempt securities. The unrealized losses on the Company's tax-exempt securities relate primarily to three investments in municipal general obligation bonds purchased during the second quarter of 2013. The unrealized loss was mainly attributable to the widening of interest rate spreads for these securities since their purchase date. Management monitors the financial data of the individual municipalities to ensure that they meet minimum credit standards. Since the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, the Company did not record impairment losses at June 30, 2014.

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Balance at beginning of period	$—	$259	$—	$259
Amounts related to credit for which OTTI losses were not previously recognized	—	8	—	8
Balance at end of period	$—	$267	$—	$267

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$435,406	$449,812
Multi-family and commercial	286,182	285,660
Construction	12,223	10,162
Total real estate loans	733,811	745,634

Commercial business loans:
SBA and USDA guaranteed	124,323	137,578
Time share	41,748	28,615
Condominium association	20,077	18,442
Other	68,520	69,705
Total commercial business loans	254,668	254,340

Consumer loans:
Home equity	48,609	44,284
Indirect automobile	4,950	6,354
Other	1,973	2,116
Total consumer loans	55,532	52,754

Total loans	1,044,011	1,052,728

Deferred loan origination costs, net of fees	1,616	1,598
Allowance for loan losses	(7,445)	(6,916)
Loans receivable, net	$1,038,182	$1,047,410

The Company purchased commercial loans totaling $25.8 million during the six months ended June 30, 2014. For the twelve months ended December 31, 2013, the Company purchased commercial business loans totaling $23.0 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 are as follows:

Three Months Ended June 30, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$948	$3,602	$184	$1,995	$523	$7,252
Provision for loan losses	125	5	37	213	35	415
Loans charged-off	(106)	(143)	—	—	(4)	(253)
Recoveries of loans previously charged-off	17	1	—	—	13	31
Balance at end of period	$984	$3,465	$221	$2,208	$567	$7,445

Six Months Ended June 30, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$975	$3,395	$169	$1,875	$502	$6,916
Provision for loan losses	158	212	52	343	80	845
Loans charged-off	(180)	(143)	—	(13)	(33)	(369)
Recoveries of loans previously charged-off	31	1	—	3	18	53
Balance at end of period	$984	$3,465	$221	$2,208	$567	$7,445

Three Months Ended June 30, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,101	$3,168	$27	$1,534	$498	$6,328
Provision (credit) for loan losses	60	(26)	3	(3)	21	55
Loans charged-off	(192)	(197)	—	—	(21)	(410)
Recoveries of loans previously charged-off	30	2	—	—	2	34
Balance at end of period	$999	$2,947	$30	$1,531	$500	$6,007

Six Months Ended June 30, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,125	$3,028	$22	$1,735	$477	$6,387
Provision (credit) for loan losses	302	45	8	(204)	39	190
Loans charged-off	(458)	(197)	—	—	(61)	(716)
Recoveries of loans previously charged-off	30	71	—	—	45	146
Balance at end of period	$999	$2,947	$30	$1,531	$500	$6,007

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

Further information pertaining to the allowance for loan losses at June 30, 2014 and December 31, 2013 is as follows:

June 30, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$346	$142	$—	$76	$—	$564
Allowance for loans individually or collectively evaluated and not deemed to be impaired	638	3,323	221	2,132	567	6,881
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total allowance for loan losses	$984	$3,465	$221	$2,208	$567	$7,445

Loans individually evaluated and deemed to be impaired	$5,683	$1,997	$—	$796	$—	$8,476
Loans individually or collectively evaluated and not deemed to be impaired	429,345	279,892	12,223	253,504	55,532	1,030,496
Amount of loans acquired with deteriorated credit quality	378	4,293	—	368	—	5,039
Total loans	$435,406	$286,182	$12,223	$254,668	$55,532	$1,044,011

December 31, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$341	$185	$—	$4	$—	$530
Allowance for loans individually or collectively evaluated and not deemed to be impaired	634	3,210	169	1,871	502	6,386
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total allowance for loan losses	$975	$3,395	$169	$1,875	$502	$6,916

Loans individually evaluated and deemed to be impaired	$5,695	$3,036	$—	$385	$—	$9,116
Loans individually or collectively evaluated and not deemed to be impaired	443,734	277,483	10,162	252,930	52,754	1,037,063
Amount of loans acquired with deteriorated credit quality	383	5,141	—	1,025	—	6,549
Total loans	$449,812	$285,660	$10,162	$254,340	$52,754	$1,052,728

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

Past Due Loans
The following represents an aging of loans at June 30, 2014 and December 31, 2013:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$29	$774	$1,808	$2,611	$432,795	$435,406
Multi-family and commercial	251	259	637	1,147	285,035	286,182
Construction	—	—	—	—	12,223	12,223
Commercial Business:
SBA and USDA guaranteed	2,000	—	—	2,000	122,323	124,323
Time share	—	—	—	—	41,748	41,748
Condominium association	—	—	—	—	20,077	20,077
Other	—	292	457	749	67,771	68,520
Consumer:
Home equity	24	—	40	64	48,545	48,609
Indirect automobile	53	14	—	67	4,883	4,950
Other	5	—	—	5	1,968	1,973
Total	$2,362	$1,339	$2,942	$6,643	$1,037,368	$1,044,011

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,402	$783	$1,473	$7,658	$442,154	$449,812
Multi-family and commercial	1,057	—	1,388	2,445	283,215	285,660
Construction	—	—	—	—	10,162	10,162
Commercial Business:
SBA and USDA guaranteed	7,266	1,161	66	8,493	129,085	137,578
Time share	—	—	—	—	28,615	28,615
Condominium association	—	—	—	—	18,442	18,442
Other	—	171	338	509	69,196	69,705
Consumer:
Home equity	258	36	49	343	43,941	44,284
Indirect automobile	80	47	16	143	6,211	6,354
Other	1	1	—	2	2,114	2,116
Total	$14,064	$2,199	$3,330	$19,593	$1,033,135	$1,052,728

The Company did not have any loans that were past due 90 days or more and still accruing interest at June 30, 2014 or December 31, 2013.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at June 30, 2014 and December 31, 2013:

	Impaired Loans(1)
June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:(2)
Real Estate:
Residential - 1 to 4 family	$3,471	$3,683	$—	$3,079
Multi-family and commercial	4,750	4,947	—	660
Commercial business - Other	986	986	—	618
Consumer - Home equity	—	—	—	44
Consumer - Other	—	—	—	40
Total impaired loans without valuation allowance	9,207	9,616	—	4,441

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,590	2,617	346	515
Multi-family and commercial	1,540	1,630	142	372
Commercial business - Other	178	178	76	151
Total impaired loans with valuation allowance	4,308	4,425	564	1,038
Total impaired loans	$13,515	$14,041	$564	$5,479

(1) Includes loans acquired with deteriorated credit quality and performing TDRs.
(2) Includes loans acquired with deteriorated credit quality from the Newport merger.

	Impaired Loans(1)
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:(2)
Real Estate:
Residential - 1 to 4 family	$3,641	$3,822	$—	$3,241
Multi-family and commercial	6,853	7,050	—	1,655
Commercial business - Other	1,402	1,402	—	377
Consumer - Home equity	—	—	—	53
Consumer - Indirect automobile	—	—	—	16
Total impaired loans without valuation allowance	11,896	12,274	—	5,342

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,437	2,448	341	319
Multi-family and commercial	1,324	1,414	185	1,324
Commercial business - Other	8	8	4	8
Total impaired loans with valuation allowance	3,769	3,870	530	1,651
Total impaired loans	$15,665	$16,144	$530	$6,993

(1) Includes loans acquired with deteriorated credit quality and performing TDRs.
(2) Includes loans acquired with deteriorated credit quality from the Newport merger.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At June 30, 2014 and December 31, 2013, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are committed to be advanced to those borrowers whose loans are deemed impaired.

Additional information related to impaired loans is as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,136	$68	$42	$6,361	$90	$43
Multi-family and commercial	6,805	79	—	7,412	242	72
Commercial business - Other	946	11	5	1,206	28	15
Consumer - Home equity	46	1	1	89	1	1
Consumer - Other	20	—	—	10	—	—
Total	$13,953	$159	$48	$15,078	$361	$131

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$7,292	$127	$110	$7,048	$158	$125
Multi-family and commercial	3,287	1	—	4,891	46	—
Commercial business - Other	382	1	1	493	7	5
Consumer - Home equity	318	11	12	377	27	27
Total	$11,279	$140	$123	$12,809	$238	$157

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
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

The following tables present the Company’s loans by risk rating at June 30, 2014 and December 31, 2013:

June 30, 2014	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$427,128	$1,343	$6,935	$—	$—	$435,406
Multi-family and commercial	—	257,107	14,394	14,681	—	—	286,182
Construction	—	12,223	—	—	—	—	12,223
Total real estate loans	—	696,458	15,737	21,616	—	—	733,811

Commercial Business:
SBA and USDA guaranteed	124,323	—	—	—	—	—	124,323
Time share	—	41,748	—	—	—	—	41,748
Condominium association	—	20,077	—	—	—	—	20,077
Other	—	63,379	2,875	2,266	—	—	68,520
Total commercial business loans	124,323	125,204	2,875	2,266	—	—	254,668

Consumer:
Home equity	—	48,455	62	92	—	—	48,609
Indirect automobile	—	4,936	—	14	—	—	4,950
Other	—	1,933	—	40	—	—	1,973
Total consumer loans	—	55,324	62	146	—	—	55,532
Total loans	$124,323	$876,986	$18,674	$24,028	$—	$—	$1,044,011

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

December 31, 2013	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$441,646	$1,296	$6,870	$—	$—	$449,812
Multi-family and commercial	—	250,667	18,363	16,630	—	—	285,660
Construction	—	10,162	—	—	—	—	10,162
Total real estate loans	—	702,475	19,659	23,500	—	—	745,634

Commercial Business:
SBA and USDA guaranteed	137,578	—	—	—	—	—	137,578
Time share	—	28,615	—	—	—	—	28,615
Condominium association	—	18,442	—	—	—	—	18,442
Other	—	63,959	2,230	3,516	—	—	69,705
Total commercial business loans	137,578	111,016	2,230	3,516	—	—	254,340

Consumer:
Home equity	—	44,117	66	101	—	—	44,284
Indirect automobile	—	6,338	—	16	—	—	6,354
Other	—	2,116	—	—	—	—	2,116
Total consumer loans	—	52,571	66	117	—	—	52,754
Total loans	$137,578	$866,062	$21,955	$27,133	$—	$—	$1,052,728

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

All TDRs are initially reported as impaired. Impaired classification may be removed after a year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar risk characteristics at the time of restructuring.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

The following table provides information on loans modified as TDRs during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014			2013
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$102	$—	—	$—	$—
Multi-family and commercial	1	259	—	—	—	—
Commercial business - other	2	319	1	—	—	—
Total	4	$680	$1	—	$—	$—

	Six Months Ended June 30,
	2014			2013
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$102	$—	1	$408	$—
Multi-family and commercial	2	1,427	—	—	—	—
Commercial business - other	2	319	1	—	—	—
Total	5	$1,848	$1	1	$408	$—

During the modification process, there were no loan charge-offs or principal reductions for the loans included in the above tables.

The following table provides the recorded investment, by type of modification, during the three and six months ended June 30, 2014 and 2013 for modified loans identified as TDRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Interest rate adjustments	$388	$—	$388	$—
Combination of rate and payment (1)	292	—	292	408
Combination of rate and maturity (1)	—	—	1,168	—
Total	$680	$—	$1,848	$408

(1) Terms include combination of interest rate adjustments and extensions of maturity.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three and six months ended June 30, 2014 and 2013.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of
June 30, 2014 and December 31, 2013.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2013	$7,776	$6,549	$1,227	$—	$6,549
Collections	(174)	(143)	(31)	—	(143)
Dispositions	(1,722)	(1,367)	(355)	—	(1,367)
Balance at June 30, 2014	$5,880	$5,039	$841	$—	$5,039

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Land	$4,746	$4,311
Buildings	11,778	11,497
Leasehold improvements	10,770	10,762
Furniture and equipment	12,908	12,549
Construction in process	106	45
	40,308	39,164
Accumulated depreciation and amortization	(19,337)	(18,074)
Premises and equipment, net	$20,971	$21,090

At June 30, 2014 and December 31, 2013, construction in process related to design and site costs associated with a new branch location. At June 30, 2014, the Company had an outstanding commitment related to the construction costs for a new branch location totaling $1.2 million.

NOTE 6.  OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income (loss) are components of comprehensive income (loss).

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

The components of other comprehensive income and related tax effects are as follows:

	Six Months Ended June 30, 2014
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$1,406	$(478)	$928
Reclassification adjustment for gains recognized in net income	(64)	22	(42)
Unrealized holding gains on available for sale securities, net of taxes	1,342	(456)	886
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	70	(24)	46
Other comprehensive income	$1,412	$(480)	$932

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	June 30, 2014
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$369	$(125)	$244
Net unrealized loss on effective cash flow hedging derivative	(242)	82	(160)
Accumulated other comprehensive income	$127	$(43)	$84

	December 31, 2013
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(973)	$331	$(642)
Net unrealized loss on effective cash flow hedging derivative	(312)	106	(206)
Accumulated other comprehensive loss	$(1,285)	$437	$(848)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined). As of June 30, 2014 and December 31, 2013, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since then that

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

management believes have changed the Bank’s regulatory category. As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, quantitatively in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

The Bank’s actual capital amounts and ratios as of June 30, 2014 and December 31, 2013 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$121,355	9.16%	$52,984	4.00%	$66,230	5.00%
Tier I Risk-based Capital Ratio	121,355	14.87	32,643	4.00	48,965	6.00
Total Risk-based Capital Ratio	129,386	15.85	65,285	8.00	81,606	10.00
Tangible Equity Ratio	121,355	9.16	19,869	1.50	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$117,477	8.94%	$52,550	4.00%	$65,688	5.00%
Tier I Risk-based Capital Ratio	117,477	14.71	31,936	4.00	47,905	6.00
Total Risk-based Capital Ratio	124,964	15.65	63,873	8.00	79,841	10.00
Tangible Equity Ratio	117,477	8.94	19,706	1.50	N/A	N/A

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2014.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$18,037	$42,337	$—	$60,374
Government-sponsored enterprises	—	24,601	—	24,601
Mortgage-backed securities	—	74,022	—	74,022
Corporate debt securities	—	1,481	—	1,481
Collateralized debt obligation	—	—	1,184	1,184
Obligations of state and political subdivisions	—	4,192	—	4,192
Tax-exempt securities	—	6,635	—	6,635
Forward loan sale commitments and derivative loan commitments	—	—	67	67
Total assets	$18,037	$153,268	$1,251	$172,556

Liabilities:
Interest rate swap agreements	$—	$425	$—	$425
Total liabilities	$—	$425	$—	$425

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$8,975	$45,570	$—	$54,545
Government-sponsored enterprises	—	26,292	—	26,292
Mortgage-backed securities	—	76,671	—	76,671
Corporate debt securities	—	3,798	—	3,798
Collateralized debt obligation	—	—	1,191	1,191
Obligations of state and political subdivisions	—	4,123	—	4,123
Tax-exempt securities	—	3,575	—	3,575
Foreign government securities	—	25	—	25
Forward loan sale commitments and derivative loan commitments	—	—	22	22
Total assets	$8,975	$160,054	$1,213	$170,242

Liabilities:
Interest rate swap agreements	$—	$486	$—	$486
Total liabilities	$—	$486	$—	$486

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2013	$1,191	$22
Total realized and unrealized gains included in net income	—	45
Total unrealized losses included in other comprehensive income	(7)	—
Balance at June 30, 2014	$1,184	$67

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at June 30, 2014 and December 31, 2013. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013.

	At June 30, 2014			At December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$1,029	$—	$—	$1,384
Other real estate owned	—	—	1,664	—	—	2,429
Total assets	$—	$—	$2,693	$—	$—	$3,813

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Impaired loans	$212	$74	$268	$331
Other real estate owned	—	20	15	32
Total losses	$212	$94	$283	$363

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2014 and December 31, 2013. The estimated fair value amounts at June 30, 2014 and December 31, 2013 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

As of June 30, 2014 and December 31, 2013, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$48,413	$48,413	$—	$—	$48,413
Available for sale securities	172,489	18,037	153,268	1,184	172,489
Loans held for sale	560	—	—	569	569
Loans receivable, net	1,038,182	—	—	1,041,899	1,041,899
Federal Home Loan Bank stock	11,949	—	—	11,949	11,949
Accrued interest receivable	3,897	—	—	3,897	3,897
Financial Liabilities:
Deposits	1,006,221	—	—	1,009,390	1,009,390
Mortgagors' and investors' escrow accounts	3,301	—	—	3,301	3,301
Federal Home Loan Bank advances	158,541	—	160,407	—	160,407
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,064	—	6,064
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	56	—	—	56	56
Forward loan sale commitments	11	—	—	11	11
Liabilities:
Interest rate swap agreements	425	—	425	—	425

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$27,321	$27,321	$—	$—	$27,321
Available for sale securities	170,220	8,975	160,054	1,191	170,220
Loans held for sale	1,764	—	—	1,766	1,766
Loans receivable, net	1,047,410	—	—	1,050,834	1,050,834
Federal Home Loan Bank stock	13,109	—	—	13,109	13,109
Accrued interest receivable	4,021	—	—	4,021	4,021
Financial Liabilities:
Deposits	984,749	—	—	987,705	987,705
Mortgagors' and investors' escrow accounts	3,214	—	—	3,214	3,214
Federal Home Loan Bank advances	176,272	—	178,448	—	178,448
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,337	—	6,337
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	14	—	—	14	14
Forward loan sale commitments	8	—	—	8	8
Liabilities:
Interest rate swap agreements	486	—	486	—	486

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

Derivative Instruments Designated As Hedging Instruments
The Company uses long-term variable rate debt as a source of funds for use in the Company’s lending and investment activities and other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, hedges its variable-rate interest payments on its junior subordinated debentures. To meet this objective, management entered into an interest rate swap agreement, characterized as a cash flow hedge, whereby the Company receives variable interest rate payments determined by three-month LIBOR in exchange for making payments at a fixed interest rate.

At June 30, 2014 and December 31, 2013, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	June 30, 2014	December 31, 2013

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.23%	0.24%
Weighted average maturity in years	1.5	2.0
Unrealized loss relating to interest rate swap	$242	$312

At June 30, 2014 and December 31, 2013, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended June 30, 2014 and December 31, 2013 related to the balance sheet hedging of long-term debt indicate that the hedge was 100% effective and that there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The Company had previously posted collateral of $400,000 in the normal course of business for a derivative instrument, with a credit-related contingent feature, that was in a net liability position at June 30, 2014 and December 31, 2013.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in noninterest income.

Interest Rate Swap Agreement - In 2012, the Company entered into an interest rate swap agreement that does not meet the hedge accounting requirements of FASB's "Derivatives and Hedging" standard, to manage the Company's exposure to interest rate movements and other identified risks. At June 30, 2014 and December 31, 2013, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.23%	0.25%
Weighted average maturity in years	2.5	3.0
Unrealized loss relating to interest rate swap	$183	$174

The Company reported a loss in fair value on the interest rate swap not designated as a hedge of $26,000 and $9,000 in noninterest income for the three and six months ended June 30, 2014, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the values of these loan commitments decrease. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated mortgage loan commitments was $5.9 million at June 30, 2014. At June 30, 2014, the fair value of such commitments was a net asset of $56,000.

Forward Loan Sale Commitments - To protect against the price risk inherent in derivative loan commitments, the Company utilizes “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesiginated forward loan sale commitments was $2.7 million at June 30, 2014. At June 30, 2014, the fair value of such commitments was a net asset of $11,000.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at June 30, 2014 and December 31, 2013.

		June 30, 2014		December 31, 2013
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(242)	$8,000	$(312)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(183)	15,000	(174)
Derivative loan commitments	Other Assets	5,918	56	3,129	14
Forward loan sale commitments	Other Assets	2,680	11	3,581	8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2014 and December 31, 2013 and the results of operations for the three and six months ended June 30, 2014 and 2013. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets:
Summary. Assets increased $7.8 million, or 0.6%, to $1.35 billion at June 30, 2014 principally due to increases of $21.1 million in cash and cash equivalents and a $2.3 million increase in available for sale securities, offset by decreases of $9.2 million in net loans receivable, $2.5 million in other assets, $1.2 million in FHLB stock and $1.2 million in loans held for sale.

Loans Receivable, Net. Contributing to the decrease of $9.2 million in net loans receivable were reductions in residential mortgage loan originations and principal repayments of SBA and USDA guaranteed loans, offset by increases in time share and condominium association loans and home equity loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 41.7% of the total loan portfolio at June 30, 2014. The residential mortgage portfolio decreased $14.4 million, or 3.2%, partly due to the sale of $9.7 million of fixed-rate residential mortgage loans. Residential mortgage loan originations decreased $19.8 million during the first half of 2014 over the comparable period in 2013, as a result of rising interest rates and reduced activity in the housing market.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 27.4% of total loans at June 30, 2014 and increased $522,000, or 0.2%, during the first half of 2014. Loan originations for multi-family and commercial real estate loans were $22.3 million, representing an increase of $20.6 million during the first half of 2014 compared to the same period in 2013.

•	Construction. Construction loans, which include both residential and commercial construction loans, increased $2.1 million for the first half of 2014.

•
Commercial Business. Commercial business loans represented 24.4% of total loans at June 30, 2014. Commercial business loans increased $328,000, or 0.1% for the first half of 2014, primarily due to an increase of $13.1 million and $1.6 million in time share and condominium association loans, respectively, offset by decreases of $13.3 million and $1.2 million in SBA and USDA guaranteed loans and other commercial business loans, respectively. Commercial business loan originations decreased $26.0 million as compared to the same period in 2013. At June 30, 2014, unfunded lines of credit related to time share lending totaled $36.1 million as a result of an experienced lender dedicated to identifying new opportunities for growth within the time share industry.

•
Consumer. Consumer loans represented 5.3% of the Company’s total loan portfolio at June 30, 2014. Consumer loans increased $2.8 million during the first half of 2014. Home equity loans increased $4.3 million, offset by decreases in indirect automobile loans and other consumer loans of $1.4 million and $143,000, respectively. Loan originations for consumer loans totaled $15.9 million, representing an increase of $9.4 million, for the first half of 2014 over the comparable period in 2013 as a result of a home equity line of credit promotion.

The allowance for loan losses totaled $7.4 million at June 30, 2014 compared to $6.9 million at December 31, 2013. The ratio of the allowance for loan losses to total loans increased from 0.66% at December 31, 2013 to 0.71% at June 30, 2014 due to a shift in the portfolio mix as a result of an increase in time share loans, offset by a decline in outstanding SBA and USDA guaranteed loans.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	June 30 2014	December 31, 2013
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,594	$3,560
Multi-family and commercial	1,032	2,979
Total real estate loans	4,626	6,539
Commercial business loans - Other	769	385
Consumer loans:
Home equity	44	53
Indirect automobile	—	16
Other	40	—
Total nonaccrual loans	5,479	6,993
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	5,479	6,993
Other real estate owned, net (2)	1,664	2,429
Total nonperforming assets	7,143	9,422
Accruing troubled debt restructurings	3,340	2,192
Total nonperforming assets and troubled debt restructurings	$10,483	$11,614

Allowance for loan losses as a percent of nonperforming loans	135.88%	98.90%
Total nonperforming loans to total loans	0.52%	0.66%
Total nonperforming loans to total assets	0.40%	0.52%
Total nonperforming assets and troubled debt restructurings to total assets	0.77%	0.86%

(1) Includes nonperforming TDRs totaling $976,000 and $319,000 at June 30, 2014 and December 31, 2013, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The decrease in nonperforming assets was due to a decrease in nonaccrual loans and other real estate owned. Nonperforming multi-family and commercial real estate loans decreased $1.9 million while residential mortgage loans increased $34,000 during the first half of 2014.

Other real estate owned decreased $765,000 from December 31, 2013 to June 30, 2014, primarily as a result of the sale of six residential properties with a carrying value of $808,000 and write-downs of $47,000. At June 30, 2014, other real estate owned included four commercial properties and three residential properties.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, a combination of deferred principal payments and interest rate concessions or a combination of maturity extensions and interest rate concessions. TDRs increased to $4.3 million at June 30, 2014, compared to $2.5 million at December 31, 2013, resulting from the addition of four commercial loans with a recorded investment of $1.7 million and one residential loan with a recorded investment of $102,000. Of the TDRs, $3.3 million and $2.2 million were performing in accordance with their restructured terms at June 30, 2014 and December 31, 2013, respectively. The Company anticipates that these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $5.0 million, or 0.4%, to $1.20 billion at June 30, 2014 compared to $1.19 billion at December 31, 2013. Deposits increased $21.5 million, or 2.2%, which included increases in certificates of deposit, noninterest-bearing deposits and NOW and money market accounts of $15.6 million, $3.9 million and $1.5 million, respectively. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings decreased $17.7 million from $184.5 million at December 31, 2013 to $166.8 million at June 30, 2014, resulting from net repayments of FHLB advances.

Equity:
Summary. Shareholders’ equity increased $2.7 million from $152.8 million at December 31, 2013 to $155.6 million at June 30, 2014. The increase in shareholders’ equity was attributable to net income of $1.8 million, an increase in unrealized gains on available for sale securities aggregating $866,000 (net of taxes) and the exercise of stock options of $542,000, offset by dividends of $739,000 and common shares repurchased totaling $506,000.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap designated as a hedge, net of taxes. Net unrealized gains on available for sale securities, net of taxes, increased to $244,000 at June 30, 2014. The net unrealized loss on the interest rate swap, net of taxes, totaled $160,000 at June 30, 2014 compared to a net unrealized loss on the interest rate swap, net of taxes, of $206,000 at December 31, 2013.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

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

Summary. The Company reported net income of $914,000 for the three months ended June 30, 2014, representing an increase of $974,000, compared to a net loss of $60,000 for the three months ended June 30, 2013. The Company reported net income of $1.8 million for the six months ended June 30, 2014, representing an increase of $2.0 million, compared to a net loss of $137,000 for the six months ended June 30, 2013. The acquisition of Newport in September 2013 contributed to the higher net income for the three and six months ended June 30, 2014, as a result of increases in net interest income and noninterest income. Lower net income for the three and six months ended June 30, 2013 was the result of costs totaling $209,000 and $893,000 (pre-tax), respectively, associated with the acquisition of Newport. Excluding the aforementioned costs, the Company would have reported net income of $151,000 and $653,000 for the three and six months ended June 30, 2013, respectively.

Interest and Dividend Income. Total interest and dividend income increased $3.4 million, or 40.7%, to $11.7 million for the quarter ended June 30, 2014, compared to the same period in 2013. The increase in interest and dividend income was due to an increase in the average balance of loans, offset by lower yields on loans and net amortization of $102,000 related to fair value adjustments of loans and securities resulting from the Newport acquisition versus the same period in 2013. The average yield earned on interest-earning assets increased 2 basis points to 3.70%, despite the 20 basis points decline in the yield on loans to 4.08%. Average interest-earning assets increased $363.5 million to $1.27 billion during the second quarter of 2014, due to an increase in the average balance of loans of $375.3 million and other interest earning assets of $5.1 million, offset by a decrease in the average balance of securities of $16.9 million compared to the same quarter in 2013.

Total interest and dividend income increased $6.9 million, or 40.9%, to $23.8 million for the six months ended June 30, 2014, compared to the same period in 2013. The increase in interest and dividend income was due to an increase in the average balance of loans and an increase of 4 basis points in the average yield earned on interest-earning assets, offset by net amortization of $16,000 related to fair value adjustments of loans and securities resulting from the Newport acquisition versus the same period in 2013. The average yield earned on interest-earning assets increased to 3.79%, despite the 19 basis point decline in the yield on loans to 4.17%. Average interest-earning assets increased $360.1 million to $1.27 billion during the first six months of 2014, due to an increase in the average balance of loans of $369.9 million and other interest earning assets of $2.5 million, offset by a decrease in the average balance of securities of $12.3 million compared to the same period in 2013.

Interest Expense. For the quarter ended June 30, 2014, interest expense decreased $3,000, or 0.1%, resulting from lower rates paid on deposits and borrowings and the net amortization of $485,000 related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition, offset by a higher average balance of deposits and FHLB advances. Average interest-bearing deposits increased $247.0 million to $870.9 million and the average rate paid decreased 20 basis points to 0.63%. Increases in the average balance of NOW and money market deposits, certificates of deposit and savings accounts totaled $145.7 million, $95.4 million and $5.7 million, respectively. The average balance of FHLB advances increased $70.9 million while the average rate declined 152 basis points to 1.56%.

For the six months ended June 30, 2014, interest expense decreased $129,000, or 3.0%, to $4.2 million compared to $4.3 million for the comparable period in 2013 resulting from lower rates paid on deposits and borrowings and the net amortization of $972,000 related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition, offset by a higher average balance of deposits and FHLB advances. Average interest-bearing deposits increased $242.6 million to $865.3 million and the average rate paid decreased 23 basis points to 0.62%. Increases in the average balance of NOW and money market deposits, certificates of deposit and savings accounts totaled $148.9 million, $87.8 million and $5.8 million, respectively. The average balance of FHLB advances increased $75.6 million while the average rate declined 159 basis points to 1.56%.

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

	At or For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,049,105	$10,667	4.08%	$673,787	$7,194	4.28%
Securities (3)	186,705	1,021	2.19	203,653	1,104	2.17
Other interest-earning assets	32,495	15	0.19	27,394	11	0.16
Total interest-earning assets	1,268,305	11,703	3.70	904,834	8,309	3.68

Noninterest-earning assets	91,244			45,524
Total assets	$1,359,549			$950,358

Interest-bearing liabilities:
Deposits:
Business checking	$183	—	—	$54	—	—
NOW and money market	457,070	148	0.13	311,395	106	0.14
Savings (4)	48,072	21	0.18	42,343	18	0.17
Certificates of deposit (5)	365,542	1,190	1.31	270,093	1,160	1.72
Total interest-bearing deposits	870,867	1,359	0.63	623,885	1,284	0.83

Federal Home Loan Bank advances	164,077	637	1.56	93,168	716	3.08
Subordinated debt	8,248	84	4.08	8,248	83	4.04
Total interest-bearing liabilities	1,043,192	2,080	0.80	725,301	2,083	1.15

Noninterest-bearing liabilities	160,215			98,831
Total liabilities	1,203,407			824,132

Total shareholders' equity	156,142			126,226

Total liabilities and shareholders' equity	$1,359,549			$950,358

Net interest-earning assets	$225,113			$179,533

Tax equivalent net interest income (3)		9,623			6,226

Tax equivalent interest rate spread (6)			2.90%			2.53%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.04%			2.76%

Average of interest-earning assets to average interest-bearing liabilities			121.58%			124.75%

Less tax equivalent adjustment (3)		(20)			(7)

Net interest income		$9,603			$6,219

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,051,137	$21,754	4.17%	$681,201	$14,717	4.36%
Securities (3)	186,296	2,006	2.17	198,572	2,126	2.16
Other interest-earning assets	28,721	28	0.20	26,247	21	0.16
Total interest-earning assets	1,266,154	23,788	3.79	906,020	16,864	3.75

Noninterest-earning assets	92,099			45,373
Total assets	$1,358,253			$951,393

Interest-bearing liabilities:
Deposits:
Business checking	$143	—	—	$56	—	—
NOW and money market	456,893	298	0.13	307,994	222	0.15
Savings (4)	47,112	41	0.18	41,293	37	0.18
Certificates of deposit (5)	361,106	2,339	1.31	273,281	2,377	1.75
Total interest-bearing deposits	865,254	2,678	0.62	622,624	2,636	0.85

Federal Home Loan Bank advances	170,965	1,319	1.56	95,373	1,491	3.15
Subordinated debt	8,248	167	4.08	8,248	166	4.06
Total interest-bearing liabilities	1,044,467	4,164	0.80	726,245	4,293	1.19

Noninterest-bearing liabilities	158,187			98,834
Total liabilities	1,202,654			825,079

Total shareholders' equity	155,599			126,314

Total liabilities and shareholders' equity	$1,358,253			$951,393

Net interest-earning assets	$221,687			$179,775

Tax equivalent net interest income (3)		19,624			12,571

Tax equivalent interest rate spread (6)			2.99%			2.56%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.13%			2.80%

Average of interest-earning assets to average interest-bearing liabilities			121.22%			124.75%

Less tax equivalent adjustment (3)		(34)			(7)

Net interest income		$19,590			$12,564

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

	Three Months Ended June 30, 2014 and 2013			Six Months Ended June 30, 2014 and 2013
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(358)	$3,831	$3,473	$(643)	$7,680	$7,037
Securities (3)	8	(91)	(83)	10	(130)	(120)
Other interest-earning assets	2	2	4	5	2	7
Total interest-earning assets	(348)	3,742	3,394	(628)	7,552	6,924
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(324)	399	75	(717)	759	42
Federal Home Loan Bank advances	(460)	381	(79)	(988)	816	(172)
Subordinated debt	1	—	1	1	—	1
Total interest-bearing liabilities	(783)	780	(3)	(1,704)	1,575	(129)
Change in net interest income	$435	$2,962	$3,397	$1,076	$5,977	$7,053

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

Provision for Loan Losses. The provision for loan losses increased $360,000 and $655,000 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to a shift in the portfolio mix as a result of increases in time share and condominium association loans, offset by decreases in SBA and USDA guaranteed loans, nonperforming loans and loan charge-offs. At June 30, 2014, nonperforming loans totaled $5.5 million, compared to $9.0 million at June 30, 2013, resulting from decreases in nonperforming multi-family and commercial mortgage loans and residential mortgage loans of $2.2 million and $1.5 million, respectively. Net loan charge-offs were $222,000 and $316,000 for the three and six months months ended June 30, 2014, respectively, consisting primarily of residential and commercial mortgage loan charge-offs, compared to net loan charge-offs of $376,000 and $570,000 for the three and six months ended June 30, 2013, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
	(Dollars in Thousands)
Net impairment losses	$—	$(8)	$8	(100.0)%	$—	$(8)	$8	(100.0)%
Service fees	1,785	1,233	552	44.8	3,503	2,449	1,054	43.0
Wealth management fees	310	287	23	8.0	633	544	89	16.4
Increase in cash surrender value of bank-owned life insurance	144	68	76	111.8	286	136	150	110.3
Net gain on sales of securities	29	—	29	N/A	64	3	61	2,033.3
Mortgage banking	155	271	(116)	(42.8)	315	850	(535)	(62.9)
Net gain (loss) on fair value of derivatives	(26)	126	(152)	(120.6)	(9)	173	(182)	(105.2)
Other	65	95	(30)	(31.6)	442	365	77	21.1
Total noninterest income	$2,462	$2,072	$390	18.8%	$5,234	$4,512	$722	16.0%

An increase in service fees contributed to higher noninterest income during 2014, offset by a decline in mortgage banking fees and a reduction in the fair value of certain derivative instruments. Service fees increased $552,000 and $1.1 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year, as a result of additional deposit accounts from the Newport acquisition and an increase in fees associated with higher electronic banking usage. The decline in mortgage banking fees during 2014 was the result of a lower volume of residential mortgage loan sales of $9.7 million during the first half of 2014 compared to $30.4 million during the first half of 2013. This was due to a lower level of residential mortgage originations due to the higher interest rate environment. Other noninterest income for the first half of 2014 included the reimbursement of $250,000 in legal fees and other foreclosure expenses incurred in a prior period on two commercial loans and an investment gain of $137,000 from one of the Bank's small business investment company ("SBIC") limited partnerships, offset by an impairment charge of $175,000, which was recorded during the second quarter, to write-off the remaining carrying value in one of the Bank's small business investment company limited partnerships. Other noninterest income for the first half of 2013 included a gain of $201,000 on the sale of $3.0 million in loans held for investment, offset by an impairment charge of $81,000 to reduce the carrying value of one of the Bank's SBICs.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,031	$4,121	$910	22.1%	$10,231	$8,529	$1,702	20.0%
Occupancy and equipment	1,862	1,304	558	42.8	3,969	2,687	1,282	47.7
Computer and electronic banking services	1,313	971	342	35.2	2,665	1,839	826	44.9
Outside professional services	553	382	171	44.8	1,002	650	352	54.2
Marketing and advertising	312	171	141	82.5	538	301	237	78.7
Supplies	151	106	45	42.5	319	206	113	54.9
FDIC deposit insurance and regulatory assessments	301	230	71	30.9	650	463	187	40.4
Merger expenses	—	209	(209)	(100.0)	—	893	(893)	(100.0)
Core deposit intangible amortization	149	—	149	N/A	313	—	313	N/A
Other real estate operations	62	192	(130)	(67.7)	231	319	(88)	(27.6)
Other	603	523	80	15.3	1,373	903	470	52.0
Total noninterest expenses	$10,337	$8,209	$2,128	25.9%	$21,291	$16,790	$4,501	26.8%

Noninterest expenses were higher for 2014 compared to 2013 mainly due to additional operating costs attributable to the six acquired branches from the Newport merger. Increases in salaries and benefits include additional staff and higher benefit costs primarily as a result of the Newport merger. The increase in outside professional services expense was primarily related to contractual payments to former Newport officers under their noncompetition agreements. The core deposit intangible amortization is related to the assumption of deposits as a result of the Newport merger. Higher other noninterest expenses for 2014 included increases of $290,000 in fraudulent debit card transactions and prepayment penalties totaling $75,000 for the early extinguishment of certain higher rate FHLB borrowings. Noninterest expenses for 2013 included merger-related costs, including investment banking fees and legal costs, associated with the Newport merger.

Income Tax Provision. The provision for income taxes increased $312,000 and $635,000 for the three and six months ended June 30, 2014, respectively, compared to the same period in 2013. The effective tax rate for the three months ended June 30, 2014 and 2013 was 30.4% and 322.2%, respectively. The effective tax rate for the first half of 2014 and 2013 was 32.3% and 242.7%, respectively. The higher effective tax rate for 2013 was impacted by certain nondeductible costs associated with the Newport merger.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $48.4 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $172.5 million at June 30, 2014. In addition, at June 30, 2014, the Bank had the ability to borrow $105.7 million from the FHLB, which includes overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $158.5 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the six months ended June 30, 2014, the Bank originated $71.4 million of loans and purchased $20.7 million of securities and $25.8 million of loans. For the year ended December 31, 2013, the Bank originated $217.5 million of loans and purchased $54.7 million of securities and $23.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $21.6 million, for the six months ended June 30, 2014. Certificates of deposit due within one year of June 30, 2014 totaled $148.9 million, or 14.8% of total deposits. Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

FHLB advances decreased $17.7 million during the six months ended June 30, 2014 and increased $78.6 million during the year ended December 31, 2013.

The Company repurchased 44,019 shares of the Company's common stock at a cost of $506,000 during the first half of 2014 and 8,336 shares of the Company’s common stock at a cost of $98,000 during the year ended December 31, 2013. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2013 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At June 30, 2014, SI Financial Group had cash and cash equivalents of $12.5 million and available for sale securities of $3.0 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2013. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2013 and June 30, 2014.

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

Financial instruments whose contract amounts represent credit risk at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$11,582	$8,742
Undisbursed construction loans	10,316	9,193
Undisbursed home equity lines of credit	44,458	41,031
Undisbursed commercial lines of credit	64,148	59,930
Overdraft protection lines	1,229	1,221
Standby letters of credit	81	81
Total commitments	$131,814	$120,198

Future loan commitments at June 30, 2014 and December 31, 2013 included fixed-rate loan commitments of $2.7 million and $6.9 million, respectively, at interest rates ranging from 2.50% to 5.00% and 2.75% to 5.75%, respectively.

The Bank is a limited partner in two SBICs. At June 30, 2014, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $691,000. The Bank recognized write-downs of $175,000 and $81,000 on its investment in one of the SBICs during the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa.

While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2014.

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

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended June 30, 2014 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2014	—	$—	—	60,788
May 1 - 31, 2014	36,225	11.48	36,225	24,563
June 1 - 30, 2014	1,600	11.03	1,600	22,963
Total	37,825	$11.47	37,825

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Statement of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	August 6, 2014	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	August 6, 2014	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer, Treasurer and Chief Operating Officer
(principal financial officer)

Date:	August 6, 2014	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President, Corporate Controller and Principal Accounting Officer
(principal accounting officer)