Form 10-Q
period 2014-09-30
SI Financial Group, Inc.
filed 2014-11-06
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014
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

As of November 3, 2014, there were 12,783,122 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	September 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks:
Noninterest-bearing	$16,942	$20,554
Interest-bearing	16,676	6,767
Total cash and cash equivalents	33,618	27,321

Available for sale securities, at fair value	170,777	170,220
Loans held for sale	1,123	1,764
Loans receivable (net of allowance for loan losses of $7,619 at September 30, 2014 and $6,916 at December 31, 2013)	1,041,071	1,047,410
Federal Home Loan Bank stock, at cost	10,333	13,109
Bank-owned life insurance	21,159	20,726
Premises and equipment, net	21,303	21,090
Goodwill and other intangibles	18,847	19,566
Accrued interest receivable	3,898	4,021
Deferred tax asset, net	9,633	9,705
Other real estate owned, net	1,361	2,429
Other assets	7,019	9,018
Total assets	$1,340,142	$1,346,379

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$140,992	$139,428
Interest-bearing	856,847	845,321
Total deposits	997,839	984,749

Mortgagors' and investors' escrow accounts	1,794	3,214
Federal Home Loan Bank advances	154,148	176,272
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	22,007	21,054
Total liabilities	1,184,036	1,193,537

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,783,122 and 12,798,461 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	128	128
Additional paid-in-capital	125,369	125,277
Unallocated common shares held by ESOP	(4,248)	(4,608)
Unearned restricted shares	(1,422)	(1,751)
Retained earnings	36,546	34,644
Accumulated other comprehensive loss	(267)	(848)
Total shareholders' equity	156,106	152,842
Total liabilities and shareholders' equity	$1,340,142	$1,346,379

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$10,735	$8,105	$32,489	$22,822
Securities:
Taxable interest	877	986	2,651	3,078
Tax-exempt interest	59	42	160	62
Dividends	46	8	143	15
Other	11	10	39	31
Total interest and dividend income	11,728	9,151	35,482	26,008

Interest expense:
Deposits	1,355	1,241	4,033	3,877
Federal Home Loan Bank advances	602	736	1,921	2,227
Subordinated debt and other borrowings	84	87	251	253
Total interest expense	2,041	2,064	6,205	6,357

Net interest income	9,687	7,087	29,277	19,651

Provision for loan losses	350	443	1,195	633

Net interest income after provision for loan losses	9,337	6,644	28,082	19,018

Noninterest income:
Total other-than-temporary impairment losses	—	—	—	(8)
Portion of losses recognized in other comprehensive income/loss	—	—	—	—
Net impairment losses	—	—	—	(8)
Service fees	1,762	1,515	5,265	3,964
Wealth management fees	293	302	926	846
Increase in cash surrender value of bank-owned life insurance	147	90	433	226
Net gain (loss) on sales of securities	—	(922)	64	(919)
Mortgage banking	81	69	396	919
Net gain on fair value of derivatives	78	18	69	191
Other	85	161	527	526
Total noninterest income	2,446	1,233	7,680	5,745

Noninterest expenses:
Salaries and employee benefits	4,897	4,394	15,128	12,923
Occupancy and equipment	1,883	1,417	5,852	4,104
Computer and electronic banking services	1,417	1,057	4,082	2,896
Outside professional services	420	298	1,422	948
Marketing and advertising	216	170	754	471
Supplies	146	110	465	316
FDIC deposit insurance and regulatory assessments	303	251	953	714
Merger expenses	—	1,305	—	2,198
Core deposit intangible amortization	150	55	463	55
Other real estate operations	72	83	303	402
Other	500	1,234	1,873	2,137
Total noninterest expenses	10,004	10,374	31,295	27,164

Income (loss) before income tax provision (benefit)	1,779	(2,497)	4,467	(2,401)
Income tax provision (benefit)	579	(755)	1,447	(522)
Net income (loss)	$1,200	$(1,742)	$3,020	$(1,879)

Earnings (loss) per share:
Basic	$0.10	$(0.17)	$0.25	$(0.19)
Diluted	$0.10	$(0.17)	$0.24	$(0.19)

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,200	$(1,742)	$3,020	$(1,879)
Other comprehensive income (loss), net of tax:
Available for sale securities:
Net unrealized holding gains (losses)	(382)	(631)	546	(2,211)
Reclassification adjustment for losses (gains) recognized in net income (loss) (1)	—	609	(42)	607
Plus: credit portion of OTTI losses recognized in net loss (2)	—	—	—	5
Plus: noncredit portion of OTTI loss	—	163	—	124
Net unrealized gains (losses) on available for sale securities	(382)	141	504	(1,475)
Net unrealized gain on interest-rate swap derivative	31	10	77	82
Other comprehensive income (loss)	(351)	151	581	(1,393)
Comprehensive income (loss)	$849	$(1,591)	$3,601	$(3,272)

(1) Amounts are included in net gain (loss) on the sales of securities in noninterest income on the consolidated statements of operations. Income tax expense (benefit) associated with the reclassification adjustment for the three and nine months ended September 30, 2014 was $0 and $22,000, respectively, and $(313,000) and $(312,000) for the three and nine months ended September 30, 2013, respectively.
(2) Amounts are included in net impairment losses recognized in noninterest income on the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for both the three and nine months ended September 30, 2014 totaled $0, respectively, and amounted to $0 and $3,000, for the three and nine months ended September 30, 2013, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2013	12,798,461	$128	$125,277	$(4,608)	$(1,751)	$34,644	$(848)	$152,842
Comprehensive income	—	—	—	—	—	3,020	581	3,601
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(1,107)	—	(1,107)
Equity incentive plan compensation	—	—	230	—	329	—	—	559
Allocation of 36,477 ESOP shares	—	—	56	360	—	—	—	416
Tax benefit from share-based compensation	—	—	4	—	—	—	—	4
Stock options exercised	51,806	—	552	—	—	—	—	552
Common shares repurchased	(67,145)	—	(750)	—	—	(11)	—	(761)
Balance at September 30, 2014	12,783,122	$128	$125,369	$(4,248)	$(1,422)	$36,546	$(267)	$156,106

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,020	$(1,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,195	633
Employee stock ownership plan expense	416	417
Equity incentive plan expense	559	576
Excess tax benefit from share-based compensation	(4)	(4)
Amortization of investment premiums and discounts, net	724	921
Amortization of loan premiums and discounts, net	1,051	1,071
Depreciation and amortization of premises and equipment	1,921	1,355
Amortization of core deposit intangible	463	55
Amortization of deferred debt issue costs	79	227
Net loss (gain) on sales of securities	(64)	919
Net gain on fair value of derivatives	(69)	(191)
Deferred income tax benefit	28	67
Loans originated for sale	(12,633)	(36,927)
Proceeds from sale of loans held for sale	13,353	40,464
Net gain on sales of loans held for sale	(201)	(735)
Net gain on sales of loans held for investment	—	(201)
Net loss on sales or write-downs of other real estate owned	67	25
Increase in cash surrender value of bank-owned life insurance	(433)	(226)
Impairment charge on long-lived assets	175	—
Other-than-temporary impairment losses on securities	—	8
Change in operating assets and liabilities:
Accrued interest receivable	123	42
Other assets	1,947	(2,008)
Accrued expenses and other liabilities	1,143	1,974
Net cash provided by operating activities	12,860	6,583

Cash flows from investing activities:
Purchases of available for sale securities	(24,626)	(40,863)
Proceeds from sales of available for sale securities	1,109	13,108
Proceeds from maturities of and principal repayments on available for sale securities	23,063	31,786
Redemption of Federal Home Loan Bank stock	2,776	325
Loan principal collections, net of originations	42,628	28,811
Purchases of loans	(38,643)	(20,115)
Net cash paid from acquisition of Newport Bancorp, Inc.	—	(8,935)
Proceeds from sales of loans held for investment	—	3,189
Proceeds from sales of other real estate owned	1,109	1,255
Purchases of premises and equipment	(2,134)	(1,868)
Net cash provided by investing activities	5,282	6,693

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	13,090	7,971
Net decrease in mortgagors' and investors' escrow accounts	(1,420)	(1,738)
Proceeds from Federal Home Loan Bank advances	10,000	40,000
Repayments of Federal Home Loan Bank advances	(32,203)	(44,000)
Excess tax benefit from share-based compensation	4	4
Cash dividends on common stock	(1,107)	(860)
Stock options exercised	552	15
Common shares repurchased	(761)	(9)
Net cash provided by (used in) financing activities	(11,845)	1,383

Net change in cash and cash equivalents	6,297	14,659
Cash and cash equivalents at beginning of period	27,321	37,689
Cash and cash equivalents at end of period	$33,618	$52,348

Supplemental cash flow information:
Interest paid	$6,234	$6,146
Income taxes paid, net	(555)	1,312
Transfer of loans to other real estate owned	108	1,407

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the year ending December 31, 2014 or for any other period.

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
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

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
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

value of the collateral if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.

•
General valuation allowance. The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans. For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments:  residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer. Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies, classified loans, nonaccrual loans, troubled debt restructurings and other loan modifications; trends in nature, volume and terms of loans; existence and effect of/or changes in the level of credit concentrations; effects of changes in lending policies, procedures and practices, including underwriting standards and collection, charge-off and recovery practices; changes in the quality of loan review and degree of oversight; experience, ability and depth of lending management and staff; national, regional and local economic trends and conditions and impact on the value of underlying collateral for collateral dependent loans; effect of external factors, including legal and regulatory requirements.

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

Construction – This segment includes loans to individuals, and to a lesser extent builders, to finance the construction of residential dwellings. The Bank also originates construction loans for commercial development projects. Upon the completion of construction, the loan generally converts to a permanent mortgage loan. Credit risk is affected by cost overruns, correct estimates of the sale price of the property, time to sell at an adequate price and market conditions.

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
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

Loan origination fees, direct loan origination costs and loan purchase premiums are deferred, and the net amount is recognized as an adjustment of the related loan's yield utilizing the interest method over the contractual life of the loan. In addition, discounts related to fair value adjustments for loans receivable acquired in a business combination or asset purchase are accreted into earnings over the contractual term as an adjustment of the loan's yield. The Company periodically evaluates the cash flows expected to be collected for loans acquired with deteriorated credit quality. Changes in the expected cash flows compared to the expected cash flows as of the date of acquisition may impact the accretable yield or result in a charge to the provision for loan losses to the extent of a shortfall.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

Common Share Repurchases
The Company is chartered in the state of Maryland. Maryland law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock, additional paid-in capital and retained earnings balances.

Recent Accounting Pronouncements
Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of the amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - In August 2014, the FASB issued amended guidance that addresses the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The amended guidance outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amended guidance will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amended guidance should be adopted either prospectively or on a modified retrospective basis. The Company is assessing the impact that these amendments will have on its consolidated financial statements, but does not currently anticipate that it will have a material impact.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

and unallocated common shares held by the Bank’s ESOP are not deemed outstanding for earnings (loss) per share calculations.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings (loss) per share calculations. The Company had anti-dilutive common shares outstanding of 677,590 and 485,459 for the three and nine months ended September 30, 2014, respectively, and 534,492 and 595,761 for the three and nine months ended September 30, 2013, respectively.

The computation of earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Net income (loss)	$1,200	$(1,742)	$3,020	$(1,879)

Weighted average common shares outstanding:
Basic	12,310,368	10,310,210	12,315,829	9,814,017
Effect of dilutive stock options	23,065	—	38,382	—
Diluted	12,333,433	10,310,210	12,354,211	9,814,017

Earnings (loss) per share:
Basic	$0.10	$(0.17)	$0.25	$(0.19)
Diluted	$0.10	$(0.17)	$0.24	$(0.19)

NOTE 3.  SECURITIES

Available for sale securities:
The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$63,021	$338	$(236)	$63,123
Government-sponsored enterprises	24,492	78	(136)	24,434
Mortgage-backed securities:(1)
Agency - residential	70,260	887	(1,383)	69,764
Non-agency - residential	375	15	(3)	387
Corporate debt securities	1,000	8	—	1,008
Collateralized debt obligation	1,187	1	—	1,188
Obligations of state and political subdivisions	4,041	172	(27)	4,186
Tax-exempt securities	6,610	82	(5)	6,687
Total available for sale securities	$170,986	$1,581	$(1,790)	$170,777

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

The amortized cost and fair value of debt securities by contractual maturities at September 30, 2014 are presented below. Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities ("MBS") are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$6,268	$6,292
After 1 but within 5 years	39,057	39,040
After 5 but within 10 years	17,169	17,222
After 10 years	37,857	38,072
	100,351	100,626
Mortgage-backed securities	70,635	70,151
Total debt securities	$170,986	$170,777

The following is a summary of realized gains and losses on the sales of securities for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Gross gains on sales	$—	$37	$64	$40
Gross losses on sales	—	(959)	—	(959)
Net gain (loss) on sales of securities	$—	$(922)	$64	$(919)

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

Proceeds from the sale of available for sale securities were $1.1 million for the nine months ended September 30, 2014 and $12.1 million and $13.1 million for the three and nine months ended September 30, 2013, respectively. There were no security sales for the three months ended September 30, 2014.

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$22,003	$59	$12,910	$177	$34,913	$236
Government sponsored enterprises	5,630	9	5,852	127	11,482	136
Mortgage-backed securities:
Agency - residential	8,558	115	32,777	1,268	41,335	1,383
Non-agency - residential	—	—	135	3	135	3
Obligations of state and political subdivisions	—	—	1,219	27	1,219	27
Tax-exempt securities	—	—	1,148	5	1,148	5
Total	$36,191	$183	$54,041	$1,607	$90,232	$1,790

	Less Than 12 Months		12 Months Or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$21,921	$142	$883	$26	$22,804	$168
Government-sponsored enterprises	12,376	393	—	—	12,376	393
Mortgage-backed securities:
Agency - residential	38,119	1,772	2,686	37	40,805	1,809
Non-agency - residential	169	2	—	—	169	2
Collateralized debt obligation	—	—	1,191	19	1,191	19
Obligations of state and political subdivisions	1,187	81	—	—	1,187	81
Tax-exempt securities	3,575	266	—	—	3,575	266
Total	$77,347	$2,656	$4,760	$82	$82,107	$2,738

At September 30, 2014, forty-three debt securities with gross unrealized losses had aggregate depreciation of approximately 1.95% of the Company’s amortized cost basis. The majority of the unrealized losses are related to the Company’s agency MBS. There were no investments deemed other-than-temporarily impaired for the three and nine months ended September 30, 2014. Impairment charges recognized on investments deemed other-than-temporarily impaired were $0 and $8,000 for the three and nine months ended September 30, 2013. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements that the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at September 30, 2014.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

U.S. Government and Agency Obligations. The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Government Sponsored Enterprises. The unrealized losses on the Company's government sponsored enterprises were also caused by interest rate movement. The contractual cash flows of these investments are guaranteed by a government sponsored agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. As a result of (1) the decline in market value being attributable to changes in interest rates and not credit quality, (2) the Company's position that it does not intend to sell these securities and (3) it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Mortgage-backed Securities - Non-agency - Residential. The unrealized losses on the Company's non-agency - residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit losses were identified. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be maturity, the Company did not consider this investment to be other-than-temporarily impaired at September 30, 2014.

Obligations of State and Political Subdivisions. The unrealized losses on the Company's obligations of state and political subdivisions relate to two investments in municipal general obligation bonds purchased during the second quarter of 2013. The unrealized loss was mainly attributable to the widening of interest rate spreads for these securities since their purchase date. Management monitors the financial data of the individual municipalities to ensure that they meet minimum credit standards. Since the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, the Company did not record impairment losses at September 30, 2014.

Tax-exempt Securities. The unrealized losses on the Company's tax-exempt securities relate to one municipal general obligation bond purchased during the second quarter of 2013. The unrealized loss was mainly attributable to the widening of interest rate spread for this security since its purchase date. Management monitors the financial data of the individual municipality to ensure that it meets minimum credit standards. Since the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at September 30, 2014.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Balance at beginning of period	$—	$267	$—	$259
Amounts related to credit for which OTTI losses were not previously recognized	—	—	—	8
Reduction for securities sold during the period (realized)	—	(205)	—	(205)
Balance at end of period	$—	$62	$—	$62

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$434,766	$449,812
Multi-family and commercial	294,177	285,660
Construction	13,416	10,162
Total real estate loans	742,359	745,634

Commercial business loans:
SBA and USDA guaranteed	118,524	137,578
Time share	42,090	28,615
Condominium association	20,517	18,442
Other	68,592	69,705
Total commercial business loans	249,723	254,340

Consumer loans:
Home equity	48,677	44,284
Indirect automobile	4,329	6,354
Other	2,003	2,116
Total consumer loans	55,009	52,754

Total loans	1,047,091	1,052,728

Deferred loan origination costs, net of fees	1,599	1,598
Allowance for loan losses	(7,619)	(6,916)
Loans receivable, net	$1,041,071	$1,047,410

The Company purchased commercial loans totaling $38.6 million during the nine months ended September 30, 2014. For the twelve months ended December 31, 2013, the Company purchased commercial business loans totaling $23.0 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 are as follows:

Three Months Ended September 30, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$984	$3,465	$221	$2,208	$567	$7,445
Provision for loan losses	123	135	26	21	45	350
Loans charged-off	(137)	(1)	—	—	(42)	(180)
Recoveries of loans previously charged-off	—	—	—	1	3	4
Balance at end of period	$970	$3,599	$247	$2,230	$573	$7,619

Nine Months Ended September 30, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$975	$3,395	$169	$1,875	$502	$6,916
Provision for loan losses	281	347	78	364	125	1,195
Loans charged-off	(317)	(144)	—	(13)	(75)	(549)
Recoveries of loans previously charged-off	31	1	—	4	21	57
Balance at end of period	$970	$3,599	$247	$2,230	$573	$7,619

Three Months Ended September 30, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$999	$2,947	$30	$1,531	$500	$6,007
Provision for loan losses	99	11	83	231	19	443
Loans charged-off	(128)	—	—	—	(10)	(138)
Recoveries of loans previously charged-off	1	1	—	2	6	10
Balance at end of period	$971	$2,959	$113	$1,764	$515	$6,322

Nine Months Ended September 30, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,125	$3,028	$22	$1,735	$477	$6,387
Provision for loan losses	401	56	91	27	58	633
Loans charged-off	(586)	(197)	—	—	(71)	(854)
Recoveries of loans previously charged-off	31	72	—	2	51	156
Balance at end of period	$971	$2,959	$113	$1,764	$515	$6,322

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

Further information pertaining to the allowance for loan losses at September 30, 2014 and December 31, 2013 is as follows:

September 30, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$314	$131	$—	$75	$—	$520
Allowance for loans individually or collectively evaluated and not deemed to be impaired	656	3,468	247	2,155	573	7,099
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total allowance for loan losses	$970	$3,599	$247	$2,230	$573	$7,619

Loans individually evaluated and deemed to be impaired	$5,222	$1,971	$—	$765	$—	$7,958
Loans individually or collectively evaluated and not deemed to be impaired	429,169	287,943	13,416	248,597	55,009	1,034,134
Amount of loans acquired with deteriorated credit quality	375	4,263	—	361	—	4,999
Total loans	$434,766	$294,177	$13,416	$249,723	$55,009	$1,047,091

December 31, 2013	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$341	$185	$—	$4	$—	$530
Allowance for loans individually or collectively evaluated and not deemed to be impaired	634	3,210	169	1,871	502	6,386
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total allowance for loan losses	$975	$3,395	$169	$1,875	$502	$6,916

Loans individually evaluated and deemed to be impaired	$5,695	$3,036	$—	$385	$—	$9,116
Loans individually or collectively evaluated and not deemed to be impaired	443,734	277,483	10,162	252,930	52,754	1,037,063
Amount of loans acquired with deteriorated credit quality	383	5,141	—	1,025	—	6,549
Total loans	$449,812	$285,660	$10,162	$254,340	$52,754	$1,052,728

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

Past Due Loans
The following represents an aging of loans at September 30, 2014 and December 31, 2013:

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$36	$430	$1,271	$1,737	$433,029	$434,766
Multi-family and commercial	642	426	619	1,687	292,490	294,177
Construction	—	—	—	—	13,416	13,416
Commercial Business:
SBA and USDA guaranteed	2,104	818	—	2,922	115,602	118,524
Time share	—	—	—	—	42,090	42,090
Condominium association	61	—	—	61	20,456	20,517
Other	288	—	432	720	67,872	68,592
Consumer:
Home equity	152	—	—	152	48,525	48,677
Indirect automobile	80	28	—	108	4,221	4,329
Other	—	—	—	—	2,003	2,003
Total	$3,363	$1,702	$2,322	$7,387	$1,039,704	$1,047,091

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,402	$783	$1,473	$7,658	$442,154	$449,812
Multi-family and commercial	1,057	—	1,388	2,445	283,215	285,660
Construction	—	—	—	—	10,162	10,162
Commercial Business:
SBA and USDA guaranteed	7,266	1,161	66	8,493	129,085	137,578
Time share	—	—	—	—	28,615	28,615
Condominium association	—	—	—	—	18,442	18,442
Other	—	171	338	509	69,196	69,705
Consumer:
Home equity	258	36	49	343	43,941	44,284
Indirect automobile	80	47	16	143	6,211	6,354
Other	1	1	—	2	2,114	2,116
Total	$14,064	$2,199	$3,330	$19,593	$1,033,135	$1,052,728

The Company did not have any loans that were past due 90 days or more and still accruing interest at September 30, 2014 or December 31, 2013.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at September 30, 2014 and December 31, 2013:

	Impaired Loans(1)
September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:(2)
Real Estate:
Residential - 1 to 4 family	$3,188	$3,312	$—	$2,800
Multi-family and commercial	4,701	4,898	—	636
Commercial business - Other	975	975	—	589
Total impaired loans without valuation allowance	8,864	9,185	—	4,025

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,409	2,420	314	366
Multi-family and commercial	1,533	1,623	131	370
Commercial business - Other	151	151	75	151
Total impaired loans with valuation allowance	4,093	4,194	520	887
Total impaired loans	$12,957	$13,379	$520	$4,912

(1) Includes loans acquired with deteriorated credit quality and performing TDRs.
(2) Includes loans acquired with deteriorated credit quality from the Newport merger.

	Impaired Loans(1)
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:(2)
Real Estate:
Residential - 1 to 4 family	$3,641	$3,822	$—	$3,241
Multi-family and commercial	6,853	7,050	—	1,655
Commercial business - Other	1,402	1,402	—	377
Consumer - Home equity	—	—	—	53
Consumer - Indirect automobile	—	—	—	16
Total impaired loans without valuation allowance	11,896	12,274	—	5,342

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,437	2,448	341	319
Multi-family and commercial	1,324	1,414	185	1,324
Commercial business - Other	8	8	4	8
Total impaired loans with valuation allowance	3,769	3,870	530	1,651
Total impaired loans	$15,665	$16,144	$530	$6,993

(1) Includes loans acquired with deteriorated credit quality and performing TDRs.
(2) Includes loans acquired with deteriorated credit quality from the Newport merger.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At September 30, 2014 and December 31, 2013, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are committed to be advanced to those borrowers whose loans are deemed impaired.

Additional information related to impaired loans is as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,829	$27	$4	$5,987	$117	$47
Multi-family and commercial	6,262	70	—	6,989	312	72
Commercial business - Other	1,145	6	—	1,123	34	15
Consumer - Home equity	22	2	2	40	3	3
Consumer - Other	20	—	—	10	—	—
Total	$13,278	$105	$6	$14,149	$466	$137

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,984	$43	$24	$7,168	$201	$149
Multi-family and commercial	5,589	29	—	5,093	75	—
Commercial business - Other	965	5	—	710	12	5
Consumer - Home equity	203	—	—	297	27	27
Total	$13,741	$77	$24	$13,268	$315	$181

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

The following tables present the Company’s loans by risk rating at September 30, 2014 and December 31, 2013:

September 30, 2014	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$427,270	$1,333	$6,163	$—	$—	$434,766
Multi-family and commercial	—	265,266	16,967	11,944	—	—	294,177
Construction	—	13,416	—	—	—	—	13,416
Total real estate loans	—	705,952	18,300	18,107	—	—	742,359

Commercial Business:
SBA and USDA guaranteed	118,524	—	—	—	—	—	118,524
Time share	—	42,090	—	—	—	—	42,090
Condominium association	—	20,517	—	—	—	—	20,517
Other	—	63,589	2,768	2,235	—	—	68,592
Total commercial business loans	118,524	126,196	2,768	2,235	—	—	249,723

Consumer:
Home equity	—	48,570	59	48	—	—	48,677
Indirect automobile	—	4,316	—	13	—	—	4,329
Other	—	2,003	—	—	—	—	2,003
Total consumer loans	—	54,889	59	61	—	—	55,009
Total loans	$118,524	$887,037	$21,127	$20,403	$—	$—	$1,047,091

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

December 31, 2013	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$441,646	$1,296	$6,870	$—	$—	$449,812
Multi-family and commercial	—	250,667	18,363	16,630	—	—	285,660
Construction	—	10,162	—	—	—	—	10,162
Total real estate loans	—	702,475	19,659	23,500	—	—	745,634

Commercial Business:
SBA and USDA guaranteed	137,578	—	—	—	—	—	137,578
Time share	—	28,615	—	—	—	—	28,615
Condominium association	—	18,442	—	—	—	—	18,442
Other	—	63,959	2,230	3,516	—	—	69,705
Total commercial business loans	137,578	111,016	2,230	3,516	—	—	254,340

Consumer:
Home equity	—	44,117	66	101	—	—	44,284
Indirect automobile	—	6,338	—	16	—	—	6,354
Other	—	2,116	—	—	—	—	2,116
Total consumer loans	—	52,571	66	117	—	—	52,754
Total loans	$137,578	$866,062	$21,955	$27,133	$—	$—	$1,052,728

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

The following table provides information on loans modified as TDRs during the nine months ended September 30, 2014 and 2013. There were no loans modified as TDRs during the three months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014			2013
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$100	$—	1	$408	$—
Multi-family and commercial	2	1,416	50	—	—	—
Commercial business - other	2	314	—	—	—	—
Total	5	$1,830	$50	1	$408	$—

During the modification process, there were no loan charge-offs or principal reductions for the loans included in the above tables.

The following table provides the recorded investment, by type of modification, during the three and nine months ended September 30, 2014 and 2013 for modified loans identified as TDRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Interest rate adjustments	$—	$—	$379	$—
Combination of rate and payment (1)	—	—	288	—
Combination of rate and maturity (2)	—	—	1,163	408
Total	$—	$—	$1,830	$408

(1) Terms include combination of interest rate adjustments and interest-only payments with deferral of principal.
(2) Terms include combination of interest rate adjustments and extensions of maturity.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three and nine months ended September 30, 2014 and 2013.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of
September 30, 2014 and December 31, 2013.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2013	$7,776	$6,549	$1,227	$—	$6,549
Collections	(216)	(183)	(33)	—	(183)
Dispositions	(1,722)	(1,367)	(355)	—	(1,367)
Balance at September 30, 2014	$5,838	$4,999	$839	$—	$4,999

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Land	$4,746	$4,311
Buildings	11,813	11,497
Leasehold improvements	10,780	10,762
Furniture and equipment	12,435	12,549
Construction in process	545	45
	40,319	39,164
Accumulated depreciation and amortization	(19,016)	(18,074)
Premises and equipment, net	$21,303	$21,090

At September 30, 2014 and December 31, 2013, construction in process related to design and site costs associated with a new branch location. At September 30, 2014, the Company had outstanding commitments related to the construction of a new branch location and the renovation of an existing branch totaling $2.1 million.

NOTE 6.  OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income (loss) are components of comprehensive income (loss).

The components of other comprehensive income and related tax effects are as follows:

	Nine Months Ended September 30, 2014
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$828	$(282)	$546
Reclassification adjustment for gains recognized in net income	(64)	22	(42)
Unrealized holding gains on available for sale securities, net of taxes	764	(260)	504
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	117	(40)	77
Other comprehensive income	$881	$(300)	$581

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2014
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(209)	$71	$(138)
Net unrealized loss on effective cash flow hedging derivative	(195)	66	(129)
Accumulated other comprehensive loss	$(404)	$137	$(267)

	December 31, 2013
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(973)	$331	$(642)
Net unrealized loss on effective cash flow hedging derivative	(312)	106	(206)
Accumulated other comprehensive loss	$(1,285)	$437	$(848)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined). As of September 30, 2014 and December 31, 2013, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since then that management believes have changed the Bank’s regulatory category. As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, quantitatively in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.

In July 2013, the FRB released its final rules which will implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rules become effective January 1, 2015 for community banks and will increase both the quality and quantity of capital held by banks. The final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the final rule includes a new minimum capital requirement of common equity Tier I capital to risk-weighted assets of 4.5 percent and a common equity Tier I capital conservation buffer of 2.5 percent of risk-weighted assets. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625 percent of

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

risk-weighted assets, increasing each year until fully implemented at 2.5 percent on January 1, 2019. In addition, the final rule raises the minimum ratio of Tier I capital to risk-weighted assets requirement from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations.

The Bank’s actual capital amounts and ratios as of September 30, 2014 and December 31, 2013 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$122,307	9.32%	$52,474	4.00%	$65,593	5.00%
Tier I Risk-based Capital Ratio	122,307	14.90	32,837	4.00	49,256	6.00
Total Risk-based Capital Ratio	130,514	15.90	65,674	8.00	82,093	10.00
Tangible Equity Ratio	122,307	9.32	19,678	1.50	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier I Capital Ratio	$117,477	8.94%	$52,550	4.00%	$65,688	5.00%
Tier I Risk-based Capital Ratio	117,477	14.71	31,936	4.00	47,905	6.00
Total Risk-based Capital Ratio	124,964	15.65	63,873	8.00	79,841	10.00
Tangible Equity Ratio	117,477	8.94	19,706	1.50	N/A	N/A

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
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

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
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2014.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$21,903	$41,220	$—	$63,123
Government-sponsored enterprises	—	24,434	—	24,434
Mortgage-backed securities	—	70,151	—	70,151
Corporate debt securities	—	1,008	—	1,008
Collateralized debt obligation	—	—	1,188	1,188
Obligations of state and political subdivisions	—	4,186	—	4,186
Tax-exempt securities	—	6,687	—	6,687
Forward loan sale commitments and derivative loan commitments	—	—	34	34
Total assets	$21,903	$147,686	$1,222	$170,811

Liabilities:
Interest rate swap agreements	$—	$300	$—	$300
Total liabilities	$—	$300	$—	$300

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$8,975	$45,570	$—	$54,545
Government-sponsored enterprises	—	26,292	—	26,292
Mortgage-backed securities	—	76,671	—	76,671
Corporate debt securities	—	3,798	—	3,798
Collateralized debt obligation	—	—	1,191	1,191
Obligations of state and political subdivisions	—	4,123	—	4,123
Tax-exempt securities	—	3,575	—	3,575
Foreign government securities	—	25	—	25
Forward loan sale commitments and derivative loan commitments	—	—	22	22
Total assets	$8,975	$160,054	$1,213	$170,242

Liabilities:
Interest rate swap agreements	$—	$486	$—	$486
Total liabilities	$—	$486	$—	$486

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2013	$1,191	$22
Total realized and unrealized gains included in net income	—	12
Total unrealized losses included in other comprehensive income	(3)	—
Balance at September 30, 2014	$1,188	$34

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at September 30, 2014 and December 31, 2013. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013.

	At September 30, 2014			At December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$639	$—	$—	$1,384
Other real estate owned	—	—	1,361	—	—	2,429
Total assets	$—	$—	$2,000	$—	$—	$3,813

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Impaired loans	$22	$33	$126	$318
Other real estate owned	10	—	25	32
Total losses	$32	$33	$151	$350

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2014 and December 31, 2013. The estimated fair value amounts at September 30, 2014 and December 31, 2013 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

As of September 30, 2014 and December 31, 2013, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$33,618	$33,618	$—	$—	$33,618
Available for sale securities	170,777	21,903	147,686	1,188	170,777
Loans held for sale	1,123	—	—	1,236	1,236
Loans receivable, net	1,041,071	—	—	1,053,622	1,053,622
Federal Home Loan Bank stock	10,333	—	—	10,333	10,333
Accrued interest receivable	3,898	—	—	3,898	3,898
Financial Liabilities:
Deposits	997,839	—	—	1,000,885	1,000,885
Mortgagors' and investors' escrow accounts	1,794	—	—	1,794	1,794
Federal Home Loan Bank advances	154,148	—	155,537	—	155,537
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,949	—	5,949
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	28	—	—	28	28
Forward loan sale commitments	6	—	—	6	6
Liabilities:
Interest rate swap agreements	300	—	300	—	300

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$27,321	$27,321	$—	$—	$27,321
Available for sale securities	170,220	8,975	160,054	1,191	170,220
Loans held for sale	1,764	—	—	1,766	1,766
Loans receivable, net	1,047,410	—	—	1,050,834	1,050,834
Federal Home Loan Bank stock	13,109	—	—	13,109	13,109
Accrued interest receivable	4,021	—	—	4,021	4,021
Financial Liabilities:
Deposits	984,749	—	—	987,705	987,705
Mortgagors' and investors' escrow accounts	3,214	—	—	3,214	3,214
Federal Home Loan Bank advances	176,272	—	178,448	—	178,448
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,337	—	6,337
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	14	—	—	14	14
Forward loan sale commitments	8	—	—	8	8
Liabilities:
Interest rate swap agreements	486	—	486	—	486

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

At September 30, 2014 and December 31, 2013, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	September 30, 2014	December 31, 2013

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.23%	0.24%
Weighted average maturity in years	1.2	2.0
Unrealized loss relating to interest rate swap	$195	$312

At September 30, 2014 and December 31, 2013, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended September 30, 2014 and December 31, 2013 related to the balance sheet hedging of long-term debt indicate that the hedge was 100% effective and that there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The Company had previously posted collateral of $400,000 in the normal course of business for a derivative instrument, with a credit-related contingent feature, that was in a net liability position at September 30, 2014 and December 31, 2013.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in noninterest income.

Interest Rate Swap Agreement - In 2012, the Company entered into an interest rate swap agreement that does not meet the hedge accounting requirements of FASB's "Derivatives and Hedging" standard, to manage the Company's exposure to interest rate movements and other identified risks. At September 30, 2014 and December 31, 2013, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.23%	0.25%
Weighted average maturity in years	2.3	3.0
Unrealized loss relating to interest rate swap	$105	$174

The Company reported a gain in fair value on the interest rate swap not designated as a hedge of $78,000 and $69,000 in noninterest income for the three and nine months ended September 30, 2014, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the values of these loan commitments decrease. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated mortgage loan commitments was $5.6 million at September 30, 2014. At September 30, 2014, the fair value of such commitments was a net asset of $28,000.

Forward Loan Sale Commitments - To protect against the price risk inherent in derivative loan commitments, the Company utilizes “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesiginated forward loan sale commitments was $3.0 million at September 30, 2014. At September 30, 2014, the fair value of such commitments was a net asset of $6,000.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at September 30, 2014 and December 31, 2013.

		September 30, 2014		December 31, 2013
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(195)	$8,000	$(312)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(105)	15,000	(174)
Derivative loan commitments	Other Assets	5,595	28	3,129	14
Forward loan sale commitments	Other Assets	3,016	6	3,581	8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2014 and December 31, 2013 and the results of operations for the three and nine months ended September 30, 2014 and 2013. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, failing to achieve the expected cost savings or revenue synergies related to the Newport acquisition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets:
Summary. Assets decreased $6.2 million, or 0.5%, to $1.34 billion at September 30, 2014 principally due to decreases of $6.3 million in net loans receivable, $2.8 million in FHLB stock and other real estate owned of $1.1 million, offset by an increase of $6.3 million in cash and cash equivalents.

Loans Receivable, Net. Contributing to the decrease of $6.3 million in net loans receivable were reductions in residential mortgage loan originations and principal repayments of SBA and USDA guaranteed loans, offset by increases in time share, condominium association and home equity loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 41.5% of the total loan portfolio at September 30, 2014. The residential mortgage portfolio decreased $15.0 million, or 3.3%, partly due to the sale of $13.3 million of fixed-rate residential mortgage loans. Residential mortgage loan originations decreased $19.7 million during the first nine months of 2014 over the comparable period in 2013, as a result of rising interest rates and reduced activity in the housing market.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 28.1% of total loans at September 30, 2014 and increased $8.5 million, or 3.0%, during the first nine months of 2014. Loan originations for multi-family and commercial real estate loans were $36.0 million, representing an increase of $26.0 million during the first nine months of 2014 compared to the same period in 2013.

•
Construction. Construction loans, which include both residential and commercial construction loans, increased $3.3 million for the first nine months of 2014 as a result of commercial construction volume.

•
Commercial Business. Commercial business loans represented 23.9% of total loans at September 30, 2014. Commercial business loans decreased $4.6 million, or 1.8%, for the first nine months of 2014 primarily due to decreases of $19.1 million and $1.1 million in SBA and USDA guaranteed loans and other commercial business loans, respectively, offset by increases of $13.5 million and $2.1 million in time share and condominium association lending, respectively. Commercial business loan originations decreased $53.7 million as compared to the same period in 2013. At September 30, 2014, unfunded lines of credit related to time share lending totaled $38.1 million as a result of an experienced lender dedicated to identifying new opportunities for growth within the time share industry.

•
Consumer. Consumer loans represented 5.3% of the Company’s total loan portfolio at September 30, 2014. Consumer loans increased $2.3 million during the first nine months of 2014 as a result of an increase of $4.4 million in home equity loans, offset by a decrease of $2.0 million in indirect automobile loans. Loan originations for consumer loans totaled $21.1 million, representing an increase of $7.7 million, for the first nine months of 2014 over the comparable period in 2013 resulting from a home equity line of credit promotion.

The allowance for loan losses totaled $7.6 million at September 30, 2014 compared to $6.9 million at December 31, 2013. The ratio of the allowance for loan losses to total loans increased to 0.73% at September 30, 2014 from 0.66% at December 31, 2013, which was necessitated by an increase in commercial loans, which carry a higher degree of risk than other loans held in portfolio.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	September 30 2014	December 31, 2013
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,166	$3,560
Multi-family and commercial	1,006	2,979
Total real estate loans	4,172	6,539
Commercial business loans - Other	740	385
Consumer loans:
Home equity	—	53
Indirect automobile	—	16
Total nonaccrual loans	4,912	6,993
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	4,912	6,993
Other real estate owned, net (2)	1,361	2,429
Total nonperforming assets	6,273	9,422
Accruing troubled debt restructurings	3,300	2,192
Total nonperforming assets and troubled debt restructurings	$9,573	$11,614

Allowance for loan losses as a percent of nonperforming loans	155.11%	98.90%
Total nonperforming loans to total loans	0.47%	0.66%
Total nonperforming loans to total assets	0.37%	0.52%
Total nonperforming assets and troubled debt restructurings to total assets	0.71%	0.86%

(1) Includes nonperforming TDRs totaling $943,000 and $319,000 at September 30, 2014 and December 31, 2013, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The decrease in nonperforming assets was due to a decrease in nonaccrual loans and other real estate owned. Nonperforming multi-family and commercial real estate loans decreased $2.0 million and residential mortgage loans decreased $394,000 during the first nine months of 2014.

Other real estate owned decreased $1.1 million from December 31, 2013 to September 30, 2014, primarily as a result of the sale of nine residential properties with a carrying value of $1.0 million and net write-downs of $32,000. At September 30, 2014, other real estate owned included three commercial properties and one residential property.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, a combination of deferred principal payments and interest rate concessions or a combination of maturity extensions and interest rate concessions. TDRs increased to $4.2 million at September 30, 2014, compared to $2.5 million at December 31, 2013, resulting from the addition of four commercial loans with a recorded investment of $1.7 million and one residential loan with a recorded investment of $100,000. Of the TDRs, $3.3 million and $2.2 million were performing in accordance with their restructured terms at September 30, 2014 and December 31, 2013, respectively. The Company anticipates that these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities decreased $9.5 million, or 0.8%, to $1.18 billion at September 30, 2014 compared to $1.19 billion at December 31, 2013. Deposits increased $13.1 million, or 1.3%, which included increases in certificates of deposit and noninterest-bearing deposits of $15.4 million and $1.6 million, respectively, offset by a decrease in NOW and money market accounts of $4.0 million. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings decreased $22.1 million from $184.5 million at December 31, 2013 to $162.4 million at September 30, 2014, resulting from net repayments of FHLB advances.

Equity:
Summary. Shareholders’ equity increased $3.3 million from $152.8 million at December 31, 2013 to $156.1 million at September 30, 2014. The increase in shareholders’ equity was attributable to net income of $3.0 million, the exercise of stock options of $552,000 and a decrease in net unrealized loss on available for sale securities aggregating $504,000 (net of taxes), offset by dividends of $1.1 million and common shares repurchased totaling $761,000.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap designated as a hedge, net of taxes. The net unrealized losses on available for sale securities, net of taxes, totaled $138,000 at September 30, 2014 compared to net unrealized losses of $642,000 at December 31, 2013. The net unrealized loss on the interest rate swap, net of taxes, totaled $129,000 at September 30, 2014 compared to a net unrealized loss on the interest rate swap, net of taxes, of $206,000 at December 31, 2013.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

General. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on the sale of securities, fees earned from mortgage banking activities, fees from deposits, trust and investment management services, insurance commissions and other fees. The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, FDIC deposit insurance and regulatory assessments, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company reported net income of $1.2 million for the three months ended September 30, 2014, representing an increase of $2.9 million, compared to a net loss of $1.7 million for the three months ended September 30, 2013. The Company reported net income of $3.0 million for the nine months ended September 30, 2014, representing an increase of $4.9 million, compared to a net loss of $1.9 million for the nine months ended September 30, 2013. The acquisition of Newport in September 2013 contributed to the higher net income for the three and nine months ended September 30, 2014, as a result of increases in net interest income and noninterest income. Lower net income for the three and nine months ended September 30, 2013 was the result of costs totaling $1.3 million and $2.2 million (pre-tax), respectively, associated with the acquisition of Newport, losses realized on security sales and penalties related to the prepayment of FHLB advances.

Interest and Dividend Income. Total interest and dividend income increased $2.6 million, or 28.2%, to $11.7 million for the quarter ended September 30, 2014, compared to the same period in 2013. The increase in interest and dividend income was due to an increase in the average balance of loans, offset by lower yields on loans versus the same period in 2013. Interest income on loans and securities reflect net amortization of $108,000 and $88,000 for the three months ended September 30, 2014 and 2013, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets increased 3 basis points to 3.71%, despite the 8 basis points decline in the yield on loans to 4.08%. Average interest-earning assets increased $270.4 million to $1.26 billion during the third quarter of 2014, due to an increase in the average balance of loans of $271.3 million and other interest earning assets of $9.9 million, offset by a decrease of $10.7 million in the average balance of securities compared to the same quarter in 2013.

Total interest and dividend income increased $9.5 million, or 36.4%, to $35.5 million for the nine months ended September 30, 2014, compared to the same period in 2013, offset by lower yields on loans. The increase in interest and dividend income was due to an increase in the average balance of loans and an increase of 3 basis points in the average yield earned on interest-earning assets versus the same period in 2013. Interest income on loans and securities reflect net amortization of $124,000 and $88,000 for the nine months ended September 30, 2014 and 2013, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets increased to 3.76%, despite the decline of 14 basis points in the yield on loans to 4.14%. Average interest-earning assets increased $329.9 million to $1.26 billion during the first nine months of 2014, due to an increase in the average balance of loans of $336.7 million and other interest-earning assets of $5.0 million, offset by a decrease in the average balance of securities of $11.8 million compared to the same period in 2013.

Interest Expense. For the quarter ended September 30, 2014, interest expense decreased $23,000, or 1.1%, resulting from lower rates paid on deposits and borrowings, offset by a higher average balance of deposits and FHLB advances. Lower interest expense on deposits and borrowings reflect net accretion of $482,000 and $645,000 for the three months ended September 30, 2014 and 2013, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. Average interest-bearing deposits increased $185.8 million to $863.3 million and the average rate paid decreased 11 basis points to 0.62%. Increases in the average balance of NOW and money market deposits, certificates of deposit and savings accounts totaled $100.7 million, $82.0 million and $2.9 million, respectively. The average balance of FHLB advances increased $39.2 million while the average rate declined 99 basis points to 1.54%.

For the nine months ended September 30, 2014, interest expense decreased $152,000, or 2.4%, to $6.2 million compared to $6.4 million for the comparable period in 2013 resulting from lower rates paid on deposits and borrowings, offset by a higher average balance of deposits and FHLB advances. Lower interest expense on deposits and borrowings reflect net accretion of $1.5 million and $645,000 for the nine months ended September 30, 2014 and 2013, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. Average interest-bearing deposits increased $223.5 million to $864.6 million and the average rate paid decreased 19 basis points to 0.62%. Increases in the average balance of NOW and money market deposits, certificates of deposit and savings accounts totaled $132.6 million, $85.9 million and $4.9 million, respectively. The average balance of FHLB advances increased $63.3 million while the average rate declined 136 basis points to 1.55%.

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

	At or For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,044,702	$10,735	4.08%	$773,439	$8,105	4.16%
Securities (3)	184,376	1,002	2.16	195,119	1,050	2.13
Other interest-earning assets	28,237	11	0.15	18,314	10	0.22
Total interest-earning assets	1,257,315	11,748	3.71	986,872	9,165	3.68

Noninterest-earning assets	91,287			75,664
Total assets	$1,348,602			$1,062,536

Interest-bearing liabilities:
Deposits:
Business checking	$180	—	—	$(14)	—	—
NOW and money market	450,011	143	0.13	349,346	122	0.14
Savings (4)	46,854	20	0.17	43,909	18	0.16
Certificates of deposit (5)	366,219	1,192	1.29	284,216	1,101	1.54
Total interest-bearing deposits	863,264	1,355	0.62	677,457	1,241	0.73

Federal Home Loan Bank advances	154,664	602	1.54	115,508	736	2.53
Subordinated debt	8,248	84	4.04	8,248	85	4.09
Other borrowed funds	—	—	—	3,931	2	0.20
Total interest-bearing liabilities	1,026,176	2,041	0.79	805,144	2,064	1.02

Noninterest-bearing liabilities	165,503			119,042
Total liabilities	1,191,679			924,186

Total shareholders' equity	156,923			138,350

Total liabilities and shareholders' equity	$1,348,602			$1,062,536

Net interest-earning assets	$231,139			$181,728

Tax equivalent net interest income (3)		9,707			7,101

Tax equivalent interest rate spread (6)			2.92%			2.66%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.06%			2.85%

Average of interest-earning assets to average interest-bearing liabilities			122.52%			122.57%

Less tax equivalent adjustment (3)		(20)			(14)

Net interest income		$9,687			$7,087

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,048,969	$32,489	4.14%	$712,285	$22,822	4.28%
Securities (3)	185,649	3,008	2.17	197,408	3,176	2.15
Other interest-earning assets	28,558	39	0.18	23,574	31	0.18
Total interest-earning assets	1,263,176	35,536	3.76	933,267	26,029	3.73

Noninterest-earning assets	91,825			55,512
Total assets	$1,355,001			$988,779

Interest-bearing liabilities:
Deposits:
Business checking	$155	—	—	$33	—	—
NOW and money market	454,573	441	0.13	321,930	344	0.14
Savings (4)	47,026	61	0.17	42,175	55	0.17
Certificates of deposit (5)	362,829	3,531	1.30	276,966	3,478	1.68
Total interest-bearing deposits	864,583	4,033	0.62	641,104	3,877	0.81

Federal Home Loan Bank advances	165,472	1,921	1.55	102,158	2,227	2.91
Subordinated debt	8,248	251	4.07	8,248	251	4.07
Other borrowed funds	—	—	—	1,325	2	0.20
Total interest-bearing liabilities	1,038,303	6,205	0.80	752,835	6,357	1.13

Noninterest-bearing liabilities	160,653			105,574
Total liabilities	1,198,956			858,409

Total shareholders' equity	156,045			130,370

Total liabilities and shareholders' equity	$1,355,001			$988,779

Net interest-earning assets	$224,873			$180,432

Tax equivalent net interest income (3)		29,331			19,672

Tax equivalent interest rate spread (6)			2.96%			2.60%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.10%			2.82%

Average of interest-earning assets to average interest-bearing liabilities			121.66%			123.97%

Less tax equivalent adjustment (3)		(54)			(21)

Net interest income		$29,277			$19,651

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

	Three Months Ended September 30, 2014 and 2013			Nine Months Ended September 30, 2014 and 2013
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(160)	$2,790	$2,630	$(785)	$10,452	$9,667
Securities (3)	10	(58)	(48)	19	(187)	(168)
Other interest-earning assets	(3)	4	1	1	7	8
Total interest-earning assets	(153)	2,736	2,583	(765)	10,272	9,507
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(205)	319	114	(919)	1,075	156
Federal Home Loan Bank advances	(338)	204	(134)	(1,318)	1,012	(306)
Subordinated debt	(1)	—	(1)	—	—	—
Other borrowed funds	(1)	(1)	(2)	(1)	(1)	(2)
Total interest-bearing liabilities	(545)	522	(23)	(2,238)	2,086	(152)
Change in net interest income	$392	$2,214	$2,606	$1,473	$8,186	$9,659

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

Provision for Loan Losses. The provision for loan losses decreased $93,000 for the third quarter of 2014 compared to the same period in 2013, as a result of reductions in nonperforming loans and reserves for impaired loans, offset by increased net loan charge-offs. The provision for loan losses increased $562,000 for the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase in commercial loans outstanding which carry a higher degree of risk than other loans held in portfolio, offset by decreases in nonperforming loans and loan charge-offs. At September 30, 2014, nonperforming loans totaled $4.9 million, compared to $7.7 million at September 30, 2013, resulting from decreases in nonperforming multi-family and commercial mortgage loans and residential mortgage loans of $1.7 million and $1.3 million, respectively. Net loan charge-offs were $176,000 and $492,000 for the three and nine months months ended September 30, 2014, respectively, consisting primarily of residential and commercial mortgage loan charge-offs, compared to net loan charge-offs of $128,000 and $698,000 for the three and nine months ended September 30, 2013, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
	(Dollars in Thousands)
Net impairment losses	$—	$—	$—	—%	$—	$(8)	$8	(100.0)%
Service fees	1,762	1,515	247	16.3	5,265	3,964	1,301	32.8
Wealth management fees	293	302	(9)	(3.0)	926	846	80	9.5
Increase in cash surrender value of bank-owned life insurance	147	90	57	63.3	433	226	207	91.6
Net gain (loss) on sales of securities	—	(922)	922	(100.0)	64	(919)	983	(107.0)
Mortgage banking	81	69	12	17.4	396	919	(523)	(56.9)
Net gain on fair value of derivatives	78	18	60	333.3	69	191	(122)	(63.9)
Other	85	161	(76)	(47.2)	527	526	1	0.2
Total noninterest income	$2,446	$1,233	$1,213	98.4%	$7,680	$5,745	$1,935	33.7%

Increases in service fees and the cash surrender value of bank-owned life insurance ("BOLI") contributed to higher noninterest income during 2014, offset for the nine-month period by a decline in mortgage banking activities and a reduction in the fair value of certain derivative instruments. Service fees increased $247,000 and $1.3 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year, as a result of additional deposit customers from the Newport acquisition. The increase in the cash surrender value of BOLI for 2014 was the result of additional BOLI policies acquired in the Newport acquisition. Mortgage banking fees increased $12,000 during the third quarter of 2014 and decreased $523,000 during the nine months ended September 30, 2014, as compared to the same periods in the prior year. The decrease for the nine-month period was due to a lower volume of residential mortgage loan sales as compared to 2013 due to higher interest rates. Other noninterest income for the first nine months of 2014 included the reimbursement of $250,000 in legal fees and other foreclosure expenses incurred in a prior period on two commercial loans, offset by an impairment charge of $175,000 to reduce the carrying value of one of the Bank's small business investment company limited partnerships. For the three and nine months ended September 30, 2013, the Company recognized net losses of $922,000 and $919,000, primarily related to the sale of $3.4 million in collateralized debt obligations and non-agency mortgage-backed securities previously classified as substandard, offset by a gain of $201,000 on the sale of $3.0 million in commercial business loans held for investment reported in other noninterest income.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,897	$4,394	$503	11.4%	$15,128	$12,923	$2,205	17.1%
Occupancy and equipment	1,883	1,417	466	32.9	5,852	4,104	1,748	42.6
Computer and electronic banking services	1,417	1,057	360	34.1	4,082	2,896	1,186	41.0
Outside professional services	420	298	122	40.9	1,422	948	474	50.0
Marketing and advertising	216	170	46	27.1	754	471	283	60.1
Supplies	146	110	36	32.7	465	316	149	47.2
FDIC deposit insurance and regulatory assessments	303	251	52	20.7	953	714	239	33.5
Merger expenses	—	1,305	(1,305)	(100.0)	—	2,198	(2,198)	(100.0)
Core deposit intangible amortization	150	55	95	172.7	463	55	408	741.8
Other real estate operations	72	83	(11)	(13.3)	303	402	(99)	(24.6)
Other	500	1,234	(734)	(59.5)	1,873	2,137	(264)	(12.4)
Total noninterest expenses	$10,004	$10,374	$(370)	(3.6)%	$31,295	$27,164	$4,131	15.2%

Noninterest expenses decreased $370,000 for the third quarter of 2014 and increased $4.1 million for the first nine months of 2014, compared to the same periods in 2013. Excluding merger costs, noninterest expenses increased for both the three and nine months ended September 30, 2014 as a result of incremental operating costs attributable to the six acquired branches from the Newport merger. Increases in salaries and benefits included additional staff and higher benefit costs. An increase in outside professional services expense was primarily related to contractual payments to former Newport officers under their noncompetition agreements. Other noninterest expenses for the first nine months of 2014 included increases of $380,000 in fraudulent debit card transactions, core deposit intangible amortization of $463,000 associated with the assumption of Newport deposits and prepayment penalties totaling $75,000 for the early extinguishment of certain FHLB borrowings. For the three and nine months ended September 30, 2013, noninterest expenses included pre-tax merger costs for the acquisition of Newport of $1.3 million and $2.2 million, respectively, and prepayment penalties totaling $659,000 for the early extinguishment of FHLB borrowings.

Income Tax Provision. The provision for income taxes increased $1.3 million and $2.0 for the three and nine months ended September 30, 2014, respectively, compared to the same period in 2013. The effective tax rate for the three months ended September 30, 2014 and 2013 was 32.6% and 30.2%, respectively. The effective tax rate for the first nine months of 2014 and 2013 was 32.4% and 21.7%, respectively. Higher net income in 2014 contributed to a higher effective tax rate for both periods presented.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $33.6 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $170.8 million at September 30, 2014. In addition, at September 30, 2014, the Bank had the ability to borrow $106.7 million from the FHLB, which includes overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $154.1 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the nine months ended September 30, 2014, the Bank originated $111.8 million of loans and purchased $24.6 million of securities and $38.6 million of loans. For the year ended December 31, 2013, the Bank originated $217.5 million of loans and purchased $54.7 million of securities and $23.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $11.7 million for the nine months ended September 30, 2014. Certificates of deposit due within one year of September 30, 2014 totaled $156.9 million, or 15.7% of total deposits. Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

FHLB advances decreased $22.1 million during the nine months ended September 30, 2014 and increased $78.6 million during the year ended December 31, 2013.

The Company repurchased 67,145 shares of the Company's common stock at a cost of $761,000 during the first nine months of 2014 and 8,336 shares of the Company’s common stock at a cost of $98,000 during the year ended December 31, 2013. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2013 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At September 30, 2014, SI Financial Group had cash and cash equivalents of $12.7 million and available for sale securities of $3.0 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2013. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2013 and September 30, 2014.

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

Financial instruments whose contract amounts represent credit risk at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$11,045	$8,742
Undisbursed construction loans	9,770	9,193
Undisbursed home equity lines of credit	45,106	41,031
Undisbursed commercial lines of credit	66,360	59,930
Overdraft protection lines	1,224	1,221
Standby letters of credit	81	81
Total commitments	$133,586	$120,198

Future loan commitments at September 30, 2014 and December 31, 2013 included fixed-rate loan commitments of $4.8 million and $6.9 million, respectively, at interest rates ranging from 2.50% to 5.00% and 2.75% to 5.75%, respectively.

The Bank is a limited partner in two small business investment corporations ("SBICs"). At September 30, 2014, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $572,000. The Bank recognized write-downs of $175,000 and $81,000 on its investment in one of the SBICs during the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2014.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(2.10)%	(3.44)%
300 basis point increase in rates	(0.38)	(0.99)
400 basis point increase in rates	(0.46)	(1.45)

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates decreased 100 basis points or increased 300 or 400 basis points. Net interest income would be only minimally impacted if rates increased 300 and 400 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB advances to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities. Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate of interest, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended September 30, 2014 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2014	—	$—	—	22,963
August 1 - 31, 2014	22,963	11.07	22,963	—
September 1 - 30, 2014	163	11.15	—	—
Total	23,126	$11.07	22,963

(1) On May 8, 2012, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 528,815 shares, of its common stock from time to time, depending on market conditions. All shares have been repurchased under this repurchase program.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Statement of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	November 6, 2014	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	November 6, 2014	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Chief Financial Officer, Treasurer and Chief Operating Officer
(principal financial officer)

Date:	November 6, 2014	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President, Corporate Controller and Principal Accounting Officer
(principal accounting officer)