Form 10-K
period 2014-12-31
SI Financial Group, Inc.
filed 2015-03-12
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

o	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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

Large Accelerated Filer  ☐ Accelerated Filer  ☒
Non-Accelerated Filer   ☐   Smaller Reporting Company Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $141.5 million, which was computed by reference to the closing price of $11.51, at which the common equity was sold as of June 30, 2014.  Solely for the purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be affiliates.

As of March 3, 2015, there were 12,780,018 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders and the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

SI FINANCIAL GROUP, INC.

Forward-Looking Statements
This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.  Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of SI Financial Group, Inc. (the "Company") and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for products, failing to achieve the expected level of cost savings and synergies with the Newport Federal Savings Bank acquisition, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines.  Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in this annual report on Form 10-K and in other reports filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I.

Item 1.  Business.

General

In certain instances where appropriate, the terms “we,” “us” and “our” refer to SI Financial Group, Inc. or Savings Institute Bank and Trust Company, or both.

SI Financial Group, Inc. is the parent holding company for Savings Institute Bank and Trust Company (the "Bank").

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

The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in its market area, including insurance, trust and investment services.  The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business (including time share lending and loans to condominium associations) and consumer loans.  The Bank also purchases commercial business loans, including loans fully guaranteed by the Small Business Administration ("SBA") and the United States Department of Agriculture ("USDA"). The Bank sells certain fixed-rate one- to four-family residential conforming loans the Bank originates in the secondary market with the servicing retained.  Such sales generate mortgage banking fee income.  The remainder of the Bank’s loan portfolio is originated for investment.

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

Market Area and Competition

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford.  The Bank operates 26 full-service offices throughout Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut and Newport and Washington counties in Rhode Island and one wealth management and trust services office in Windham county, Connecticut.  The Bank’s primary lending area is eastern Connecticut and Rhode Island and most of the Bank’s deposit customers reside in the areas surrounding the Bank’s branch offices.  The economy in the Company’s Connecticut market area is relatively diverse and primarily oriented to the educational, service, entertainment, insurance, manufacturing and retail industries.  The major employers in our Connecticut market area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc.  In addition, there are also many small to mid-sized businesses that support the local economy. The economy in the Company's Rhode Island market area is primarily oriented to the health care, educational, retail and hospitality industries. The major employers in the Rhode Island area include several hospitals, universities and pharmaceutical manufacturers.

Notwithstanding the recent economic downturn, our primary market area has remained a relatively stable banking market.  Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut have a total population of 1.6 million and 627,000 total households.  For 2014, median household income levels ranged from $61,000 to $82,000 in the five counties we maintain branch offices in Connecticut, compared to $68,000 for Connecticut as a whole and $52,000 for the United States according to published statistics. Newport and Washington counties in Rhode Island have a total population and total households of 207,000 and 84,000, respectively, according to SNL Financial. Median household income levels for 2014 ranged from $69,000 to $70,000, compared to $56,000 for Rhode Island as a whole according to published statistics.

The Bank faces significant competition for the attraction of deposits and origination of loans.  The most direct competition for deposits has historically come from the several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities.  At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank held 20.99% of the deposits in Windham County, Connecticut, which is the largest market share out of the 10 financial institutions with offices in this county.  Also, at June 30, 2014, the Bank held 0.91% of the deposits in New London, Tolland, Hartford and

Middlesex counties, Connecticut, which is the 14th largest market share out of the 35 financial institutions with offices in these counties.  Bank of America Corp., Webster Bank Financial Corporation, The Toronto-Dominion Bank, People’s United Financial, Inc. and Banco Santander, S.A., all of which are large national or regional bank holding companies, also operate in the Bank’s Connecticut market area.  In Rhode Island, at June 30, 2014, which is the most recent date for which data is available from the FDIC, the Bank held 5.43% of the deposits in Newport and Washington counties, which is the 5th largest market share out of the 11 financial institutions with offices in these counties.  The Washington Trust Company of Westerly, RBS Citizens, Bank Newport and Bank of America Corp. also operate in the Bank's Rhode Island market area. These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans.  At December 31, 2014, the Bank had loans held for sale totaling $747,000.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$430,575	40.97%	$449,812	42.73%	$230,664	33.44%	$247,426	39.79%	$270,923	44.46%
Multi-family and commercial	298,320	28.38	285,660	27.13	201,951	29.28	158,384	25.47	160,015	26.26
Construction	13,579	1.29	10,162	0.97	3,284	0.48	12,290	1.98	6,952	1.14
Total real estate loans	742,474	70.64	745,634	70.83	435,899	63.20	418,100	67.24	437,890	71.86

Commercial business loans:
SBA and USDA guaranteed	118,466	11.27	137,578	13.07	148,385	21.51	127,359	20.48	116,492	19.11
Time share	45,669	4.35	28,615	2.72	23,310	3.38	—	—	—	—
Condominium association	21,386	2.03	18,442	1.75	15,493	2.25	—	—	—	—
Other	66,446	6.32	69,705	6.62	26,339	3.81	40,442	6.50	26,310	4.32
Total commercial business loans	251,967	23.97	254,340	24.16	213,527	30.95	167,801	26.98	142,802	23.43

Consumer loans:
Home equity	51,093	4.86	44,284	4.21	28,375	4.11	27,425	4.41	25,533	4.19
Indirect automobile	3,692	0.35	6,354	0.60	9,652	1.40	5,733	0.92	—	—
Other	1,864	0.18	2,116	0.20	2,353	0.34	2,824	0.45	3,167	0.52
Total consumer loans	56,649	5.39	52,754	5.01	40,380	5.85	35,982	5.78	28,700	4.71

Total loans	1,051,090	100.00%	1,052,728	100.00%	689,806	100.00%	621,883	100.00%	609,392	100.00%
Deferred loan origination costs, net of deferred fees	1,571		1,598		1,744		1,713		1,621
Allowance for loan losses	(7,797)		(6,916)		(6,387)		(4,970)		(4,799)
Loans receivable, net	$1,044,864		$1,047,410		$685,163		$618,626		$606,214

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

The Bank has established a specialized lending strategy, which includes an Out-of-Market CRE Market Lending Program. The primary focus of this program is to develop greater investment in real estate loans in the metro-Boston area and the surrounding region. The Bank employs a highly seasoned senior commercial real estate loan officer and a senior commercial real estate underwriter with significant expertise in lending in this region. Loans originated in this lending area comprise income producing properties representing office, flex, industrial, retail, single credit tenant and residential apartments. These properties have strong income support, favorable demographics and are owned and managed by experienced and financially strong property managers. These loans are predominately shorter-term loan facilities (generally 5-year maturities), which are structured to provide the Bank with strong asset growth, coupled with a focus on credit quality. At December 31, 2014, the Bank's exposure in Out-of-Market CRE Market Lending was $56.7 million.

The Bank originates adjustable-rate multi-family and commercial real estate loans for amortization periods up to 25 years.  Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period.  Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.  At December 31, 2014, the largest outstanding multi-family or commercial real estate loan was $9.9 million.  This loan is secured by a retail building and was performing according to its terms at December 31, 2014.

Construction and Land Loans.  The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings.  The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses.  Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Commercial construction loans generally provide for the payment of interest only during the construction phase, which may range from three to twenty-four months. Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction, 75% on construction for nonresidential properties and 80% of the lesser of the appraised value or cost of the project on multi-family construction.  At December 31, 2014, the largest outstanding commercial construction loan commitment was $15.3 million for the construction of a 47-bed nursing facility, of which $1.1 million was outstanding and the largest residential construction loan commitment was $1.2 million, all of which was outstanding.  These loans were performing according to their terms at December 31, 2014.  Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser.  Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

The Bank also originates land loans to individuals, local contractors and developers only for making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan.  Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land.  Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%.  The Bank offers fixed-rate land loans and variable-rate land loans that adjust annually.  Land loans totaled $1.3 million at December 31, 2014.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area.  The Bank offers a variety of commercial lending products, the maximum amount of which is limited by the Bank’s in-house loans to one borrower limit.  At December 31, 2014, the largest commercial loan was a $10.0 million loan, which is secured by the assignment of a diverse portfolio of consumer account receivables related to the time share industry.  This loan was performing according to its terms at December 31, 2014.

The Bank offers loans secured by business assets other than real estate, such as business equipment and inventory. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property.  The Bank originates lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.  These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months, and will be paid over a pre-defined amortization period.  Additional products such as time notes, letters of credit and equipment lease financing are offered.  Additionally, the Bank purchases the portion of commercial business loans that are fully guaranteed by the SBA and the USDA.  At December 31, 2014, purchased SBA and USDA loans totaled $118.5 million.

Under the direction of a seasoned loan officer with experience in this field, the Bank's commercial lending department maintains a program to finance capital improvements for residential and commercial condominium associations. The loans are secured with the assigned right to levy special assessments and collect the special assessments from the individual unit owners. The portfolio consists of 56 loans totaling $21.4 million as of December 31, 2014.

The Bank offers a specialized lending program supporting the time share industry. The Bank provides financing for investors but is not involved with the development of time share resorts. The loan is secured by diverse consumer receivables. The Bank employs an experienced loan officer who specializes in this area of lending. The Bank's exposure in time share lending was 11 loans totaling $45.7 million at December 31, 2014, all of which were performing to their terms at December 31, 2014.

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

The Bank purchases the portions of loans fully guaranteed by the SBA and the USDA.  The loans are primarily for commercial and agricultural properties located throughout the United States.  The Bank purchased $11.3 million and $15.5 million of such loans during 2014 and 2013, respectively. There were no sales of SBA and USDA loans for the year ended December 31, 2014. Proceeds from the sale of SBA and USDA loans totaled $3.2 million for the year ended December 31, 2013.

Additionally, the Bank enters into participation loans with other institutions.  The Bank performs its own underwriting analysis before participating in a loan and therefore, believes there should not be a greater risk of default on these obligations compared to loans the Bank originates itself.  However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. At December 31, 2014, the Bank was a participating lender on 18 loans totaling $28.0 million, which were secured by either commercial real estate or business assets, that are serviced by other institutions as the lead lenders. At December 31, 2013, the Bank was a participating lender on four loans totaling $10.0 million, which were secured by commercial real estate, and ten loans totaling $6.8 million, which were secured by other business assets, that were serviced by other institutions as the lead lenders.

During 2012, the Bank purchased an additional indirect automobile portfolio totaling $6.9 million. The characteristics of the portfolio included minimum FICO scores for each applicant, maximum debt to income ratios, qualified collateral and vendor's single interest coverage on each automobile. At December 31, 2014, the indirect automobile portfolio amounted to $3.7 million.

The Bank originates conventional conforming one- to four-family loans which meet Fannie Mae underwriting standards.  The Bank sells certain fixed-rate one- to four-family residential conforming loans in the secondary market on a servicing retained basis.  Such loans are sold to Fannie Mae, the Connecticut Housing Finance Authority, the FHLB under the Mortgage Partnership Finance Program and other third-party correspondents.  The decision to sell loans in the secondary market is based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management.  Generally, loans are sold without recourse.  The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. Proceeds from the sale of one- to four-family loans totaled $17.4 million and $50.0 million for the years ended December 31, 2014 and 2013, respectively. The Bank intends to continue to originate these types of loans for sale in the secondary market in the future to increase its noninterest income.

At December 31, 2014, the Bank retained the servicing rights on $218.9 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties.  Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower.  At December 31, 2014, the balance of loans sold with recourse totaled $9,000.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, net loan charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Loans at beginning of year	$1,052,728	$689,806	$621,883

Originations:
Real estate loans	122,954	123,544	159,887
Commercial business loans	28,301	69,998	42,490
Consumer loans	16,749	23,980	10,319
Total loan originations	168,004	217,522	212,696

Purchases:
Other commercial business loans	48,555	7,461	—
SBA and USDA guaranteed	11,345	15,489	42,907
Indirect automobile	—	—	6,861
Total purchases	59,900	22,950	49,768

Loans acquired from Newport Federal at faIr value	—	361,055	—

Deductions:
Principal loan repayments, prepayments and other, net	211,244	181,981	135,677
Loan sales	17,272	53,174	55,260
Loan charge-offs	723	1,057	1,817
Transfers to other real estate owned	303	2,393	1,787
Total deductions	229,542	238,605	194,541

Net increase (decrease) in loans	(1,638)	362,922	67,923

Loans at end of year	$1,051,090	$1,052,728	$689,806

Loan Maturity.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2014.  The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans and may cause actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude deferred loan fees and costs.

	Amounts Due In
	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$173	$8,162	$422,240	$430,575
Multi-family and commercial	2,587	84,460	211,273	298,320
Construction	5,634	2,668	5,277	13,579
Total real estate loans	8,394	95,290	638,790	742,474

Commercial business loans:
SBA and USDA guaranteed	—	3,461	115,005	118,466
Time share	1,059	38,254	6,356	45,669
Condominium association	5,546	2,876	12,964	21,386
Other	6,729	22,855	36,862	66,446
Total commercial business loans	13,334	67,446	171,187	251,967

Consumer loans:
Home equity	797	2,476	47,820	51,093
Indirect automobile	41	3,651	—	3,692
Other	88	480	1,296	1,864
Total consumer loans	926	6,607	49,116	56,649

Total loans	$22,654	$169,343	$859,093	$1,051,090

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

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2014 that are due after December 31, 2015, and have either fixed interest rates or adjustable interest rates.

	Due After December 31, 2015
	Fixed Rates	Floating or Adjustable Rates	Total

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$348,669	$81,733	$430,402
Multi-family and commercial	135,822	159,911	295,733
Construction	3,703	4,242	7,945
Total real estate loans	488,194	245,886	734,080

Commercial business loans:
SBA and USDA guaranteed	57,891	60,575	118,466
Time share	21,981	22,629	44,610
Condominium association	14,609	1,231	15,840
Other	32,548	27,169	59,717
Total commercial business loans	127,029	111,604	238,633

Consumer loans:
Home equity	19,411	30,885	50,296
Indirect automobile	3,651	—	3,651
Other	587	1,189	1,776
Total consumer loans	23,649	32,074	55,723

Total loans	$638,872	$389,564	$1,028,436

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

Loans to One Borrower.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of the Bank’s stated capital and reserves.  At December 31, 2014, the Bank’s general regulatory limit on loans to one borrower was approximately $19.8 million.  At that date, the Bank’s largest lending relationship was $15.5 million, representing commercial real estate loans on an office building and a shopping center.  These loans were performing according to their original terms at December 31, 2014.

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

The following table provides information about delinquencies in the Bank’s loan portfolio at the dates indicated.

	December 31, 2014				December 31, 2013
	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	4	$258	13	$1,602	6	$783	12	$1,473
Multi-family and commercial	4	794	4	775	—	—	4	1,388
Total real estate loans	8	1,052	17	2,377	6	783	16	2,861
Commercial business loans:
SBA and USDA guaranteed	—	—	1	459	3	1,161	1	66
Other	—	—	2	446	1	171	2	338
Total commercial business loans	—	—	3	905	4	1,332	3	404
Consumer loans:
Home equity	1	158	1	23	1	36	1	49
Indirect automobile	1	10	—	—	2	47	1	16
Other	—	—	—	—	1	1	—	—
Total consumer loans	2	168	1	23	4	84	2	65
Total delinquent loans	10	$1,220	21	$3,305	14	$2,199	21	$3,330

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

The following table shows the aggregate amounts of the Bank’s criticized and classified assets as of December 31, 2014.

				Special
	Loss	Doubtful	Substandard	Mention
Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$—	$—	$6,011	$1,430
Multi-family and commercial	—	—	11,582	17,058
Total real estate loans	—	—	17,593	18,488

Commercial business loans:
Other	—	—	1,902	2,709
Total commercial business loans	—	—	1,902	2,709

Consumer loans:
Home equity	—	—	71	57
Total consumer loans	—	—	71	57
Total classified loans	—	—	19,566	21,254
Total criticized and classified assets	$—	$—	$19,566	$21,254

At December 31, 2014, total criticized and classified assets were comprised of 63 commercial real estate loans totaling $28.6 million, 46 residential mortgage loans totaling $7.4 million, 26 commercial business loans totaling $4.6 million and three home equity loans totaling $128,000.  Of the $19.6 million in substandard loans, $4.5 million were nonperforming at December 31, 2014 and included residential real estate loans totaling $1.6 million, commercial real estate loans totaling $775,000, other commercial business loans totaling $905,000 and consumer loans totaling $23,000 that were 90 days or more past due.

Other than disclosed in the above tables, there are no other loans at December 31, 2014 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

The following table provides information with respect to the Bank’s nonperforming assets and TDRs as of the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,167	$3,560	$4,988	$5,590	$2,901
Multi-family and commercial	907	2,979	1,758	4,031	1,775
Construction	—	—	—	—	82
Total real estate loans	4,074	6,539	6,746	9,621	4,758
Commercial business loans	446	385	542	654	116
Consumer loans:
Home equity	23	53	366	316	50
Indirect automobile	—	16	—	—	—
Other	—	—	—	—	1
Total consumer loans	23	69	366	316	51
Total nonaccrual loans	4,543	6,993	7,654	10,591	4,925

Accruing loans past due 90 days or more:
Commercial business loans	459	—	—	—	—
Total accruing loans past due 90 days or more	459	—	—	—	—
Total nonperforming loans	5,002	6,993	7,654	10,591	4,925

Other real estate owned, net (1)	1,271	2,429	1,293	976	1,285
Total nonperforming assets	6,273	9,422	8,947	11,567	6,210
Accruing troubled debt restructurings	3,387	2,192	3,826	4,620	5,261
Total nonperforming assets and troubled debt restructurings	$9,660	$11,614	$12,773	$16,187	$11,471

Total nonperforming loans to total loans	0.48%	0.66%	1.11%	1.70%	0.81%
Total nonperforming loans to total assets	0.37	0.52	0.80	1.11	0.53
Total nonperforming assets and troubled debt restructurings to total assets	0.72	0.86	1.34	1.69	1.24

(1)	Other real estate owned balances are shown net of related write-downs or valuation allowance.

The decrease in nonperforming assets was due to decreases in nonaccrual loans and other real estate owned.  Nonperforming real estate loans declined $2.5 million, which contributed to the lower balance of nonperforming loans at December 31, 2014. Nonaccrual loans consisted of 26 residential one- to four-family loans, five commercial real estate loans, two commercial business loans and one consumer loan.

Other real estate owned decreased $1.2 million from December 31, 2013 to $1.3 million at December 31, 2014.  During 2014, the Bank acquired one commercial and three residential properties with a net carrying value of $303,000 and sold one commercial and 11 residential properties with a net carrying value of $1.4 million.

At December 31, 2014 and 2013, TDRs totaled $4.0 million and $2.5 million, respectively, as a result of interest rate concessions, deferral of principal payments, extension of maturity or a combination of these items.  Of the TDRs of $4.0 million at December 31, 2014, $3.4 million continued to accrue interest under the restructured terms of their agreements while the accrual of interest was suspended on loans totaling $603,000. As of December 31, 2014, all of our TDRs were performing in accordance with the terms of their restructured loan agreements and the Bank anticipates that these borrowers will repay all contractual principal and interest.

Interest income that would have been recorded for the year ended December 31, 2014 had nonaccruing loans and TDRs been current in accordance with their original terms and had been outstanding throughout the period amounted to $335,000. The amount of interest recognized on impaired loans was $586,000 for the year ended December 31, 2014.

Loans Acquired with Deteriorated Credit Quality. Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimable. Such loans are considered to be accruing because their interest income relates to the accretable yield and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment.

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

◦
General valuation allowance.  The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans.  For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments:  residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer.   Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This allowance percentage or historical loss factor is adjusted for the following qualitative factors: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices; changes in international, national, regional and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the nature and volume of the loan portfolio and in the terms of the loans; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the loan review system; changes in the underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the portfolio.

In computing the allowance for loan losses, we do not assign a general valuation allowance to the SBA and USDA loans that we purchase as such loans are fully guaranteed.  Such loans accounted for $118.5 million, or 11.27% of the loan portfolio at December 31, 2014.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2014			2013			2012
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$955	12.25%	40.97%	$975	14.10%	42.73%	$1,125	17.61%	33.44%
Multi-family and commercial	3,607	46.26	28.38	3,395	49.09	27.13	3,028	47.41	29.28
Construction	254	3.26	1.29	169	2.44	0.97	22	0.34	0.48
Commercial business:
SBA & USDA guaranteed	—	—	11.27	—	—	13.07	—	—	21.51
Time share	685	8.78	4.35	429	6.20	2.72	699	10.94	3.38
Condominium association	321	4.12	2.03	277	4.01	1.75	232	3.63	2.25
Other	1,376	17.65	6.32	1,169	16.90	6.62	804	12.60	3.81
Consumer loans:
Home equity	530	6.80	4.86	409	5.91	4.21	350	5.48	4.11
Indirect automobile	26	0.33	0.35	44	0.64	0.60	68	1.06	1.40
Other	43	0.55	0.18	49	0.71	0.20	59	0.93	0.34
Total allowance for loan losses	$7,797	100.00%	100.00%	$6,916	100.00%	100.00%	$6,387	100.00%	100.00%

	December 31,
	2011			2010
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$759	15.27%	39.79%	$915	19.06%	44.46%
Multi-family and commercial	2,337	47.01	25.47	2,700	56.27	26.26
Construction	280	5.63	1.98	64	1.34	1.14
Commercial business:
SBA & USDA guaranteed	—	—	20.48	—	—	19.11
Time share	—	—	—	—	—	—
Condominium association	—	—	—	—	—	—
Other	1,148	23.09	6.50	790	16.45	4.32
Consumer loans:
Home equity	344	6.92	4.41	265	5.53	4.19
Indirect automobile	40	0.81	0.92	—	—	—
Other	62	1.27	0.45	65	1.35	0.52
Total allowance for loan losses	$4,970	100.00%	100.00%	$4,799	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Allowance at beginning of year	$6,916	$6,387	$4,970	$4,799	$4,891

Provision for loan losses	1,539	1,319	2,896	1,558	902

Charge-offs:
Real estate loans:
Residential - 1 to 4 family	(335)	(712)	(299)	(686)	(285)
Multi-family and commercial	(144)	(228)	(1,267)	(606)	(221)
Construction	—	—	—	(83)	(293)
Commercial business loans	(164)	(22)	—	(267)	(166)
Consumer loans:
Home equity	(40)	(20)	(125)	(15)	—
Indirect automobile	(32)	(31)	(68)	—	—
Other	(8)	(44)	(58)	(69)	(50)
Total charge-offs	(723)	(1,057)	(1,817)	(1,726)	(1,015)

Recoveries:
Real estate loans:
Residential - 1 to 4 family	38	40	104	—	1
Multi-family and commercial	1	72	140	15	14
Construction	—	91	—	284	—
Commercial business loans	5	3	31	37	3
Consumer loans:
Home equity	—	24	—	—	—
Indirect automobile	17	32	55	—	—
Other	4	5	8	3	3
Total recoveries	65	267	338	339	21
Net charge-offs	(658)	(790)	(1,479)	(1,387)	(994)

Allowance at end of year	$7,797	$6,916	$6,387	$4,970	$4,799

Ratios:
Allowance to total loans outstanding at year end	0.74%	0.66%	0.93%	0.80%	0.79%
Allowance to nonperforming loans	155.88	98.90	83.45	46.93	97.44
Net charge-offs to average loans outstanding during the year	0.06	0.10	0.22	0.22	0.16

The allowance as a percentage of total loans increased to 0.74% at December 31, 2014 compared to 0.66% at December 31, 2013.  The higher provision for 2014 was primarily due to an increase in commercial loans outstanding, which carry a higher degree of risk than other loans held in the loan portfolio, offset by decreases in nonperforming loans and net loan charge-offs. At December 31, 2014, nonperforming loans totaled $5.0 million compared to $7.0 million at December 31, 2013. A decrease in nonperforming commercial and residential mortgage loans of $2.1 million and $393,000, respectively, contributed to the lower balance of nonperforming loans at December 31, 2014. Specific loan loss allowances relating to impaired loans decreased to $359,000 at December 31, 2014 compared to $530,000 at December 31, 2013.  While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, economic conditions have negatively impacted the residential and commercial real estate markets and contributed to the decrease in credit quality for residential and commercial mortgage loans.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities, that are accounted for on a mark-to-market basis. Other risks that the Company faces are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, cyber security, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers or for the Company to pay its obligations as they become due as a result of unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in the Company’s customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Further, the Company has strengthened its oversight of problem assets by maintaining a Managed Assets Committee. The Committee, which consists of our Chief Executive Officer, Chief Financial Officer and other loan and credit administration officers, meets quarterly to review classified and watch list credits to ensure the appropriateness of the current classification and to attempt to identify any new problem loans. The Board of Directors reviews the committee’s reports on a quarterly basis.

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds.  The Company is also required to maintain an investment in FHLB stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2014.

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

Debt securities that management has the intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities purchased and held principally for trading in the near term are classified as “trading securities.” These securities are carried at fair value, with unrealized gains and losses recognized in earnings.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes.

At December 31, 2014, the Company’s investment portfolio consisted of available for sale securities, totaling $173.0 million, representing 12.8% of assets.  The Company’s available for sale securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, U.S. government and agency obligations, government-sponsored enterprise securities with maturities of 20 years or less, and, to a lesser extent, tax-exempt securities, obligations of state and political subdivisions, and corporate debt securities with maturities of 30 years or less.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)
U.S. Government and agency obligations	$66,232	$66,391	$54,228	$54,545	$55,027	$56,259
Government-sponsored enterprises	27,435	27,488	26,551	26,292	23,388	23,967
Mortgage-backed securities: (1)
Agency - residential	67,008	66,850	77,037	76,117	69,399	71,544
Non-agency - residential	254	253	530	554	4,784	4,712
Non-agency - HELOC	—	—	—	—	2,555	2,477
Corporate debt securities	1,000	1,000	3,708	3,798	7,555	7,694
Collateralized debt obligations	1,188	1,181	1,210	1,191	5,993	4,396
Obligations of state and political subdivisions	3,039	3,200	4,063	4,123	5,152	5,414
Tax-exempt securities	6,583	6,677	3,841	3,575	—	—
Foreign government securities	—	—	25	25	50	50
Total debt securities	172,739	173,040	171,193	170,220	173,903	176,513
Total available for sale securities	$172,739	$173,040	$171,193	$170,220	$173,903	$176,513

(1)
Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The Company had no individual investments that had an aggregate book value in excess of 10% of the Company's shareholders’ equity at December 31, 2014.

The following table sets forth the amortized cost, weighted average yields and contractual final maturities of available for sale securities at December 31, 2014.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.  Certain mortgage-backed securities and collateralized debt obligations have adjustable interest rates and will reprice periodically within the various maturity ranges.  These repricing schedules are not reflected in the following table below.  At December 31, 2014, the amortized cost of mortgage-backed securities with adjustable rates totaled $6.6 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government and agency obligations	$—	—%	$21,806	1.35%	$9,031	2.62%	$35,395	2.68%	$66,232	2.23%
Government-sponsored enterprises	4,017	0.91	17,948	1.27	5,470	2.46	—	—	27,435	1.45
Mortgage-backed securities:
Agency - residential	514	(7.83)	1,039	3.99	873	2.46	64,582	2.81	67,008	2.74
Non-agency -residential	—	—	—	—	—	—	254	6.33	254	6.33
Corporate debt securities	—	—	—	—	—	—	1,000	4.68	1,000	4.68
Collateralized debt obligations	—	—	—	—	—	—	1,188	0.91	1,188	0.91
Obligations of state and political subdivisions	530	1.79	770	(2.59)	500	1.11	1,239	3.25	3,039	1.16
Tax-exempt securities	—	—	1,145	1.19	1,683	2.11	3,755	2.28	6,583	2.05
Total available for sale securities	$5,061	0.11%	$42,708	1.31%	$17,557	2.47%	$107,413	2.75%	$172,739	2.29%

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

For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and noncredit-related OTTI is recognized in other comprehensive income (loss), net of applicable taxes.  During 2014, the Company did not recognize any OTTI for credit losses on debt securities.  See Notes 3 and 15 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more details.

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

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of Connecticut or Rhode Island.  The Bank attracts deposits in its market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts) and interest-bearing accounts (such as NOW and money market accounts, regular savings accounts and certificates of deposit).  Certificate of Deposit Account Registry Service ("CDARS") deposits, which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive FDIC insurance on deposits up to $50.0 million. The Bank also utilizes brokered deposits, which were $19.8 million at December 31, 2014, $605,000 of which were CDARS deposits. Brokered deposits, which are deposits sold by brokers to banks, are generally out-of-market, thus, they are less likely to remain with the institution after their maturity, which may require us to replace these deposits with higher cost alternative funds. Also, because they generally have larger balances, they often are accompanied by a higher interest rate.  Generally, the Bank does not utilize brokered deposits as a primary funding source, but rather maintains such deposits to ensure access to another liquidity source should the need arise.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns.  The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, but not be the market leader in every account type and maturity.

The following table sets forth the average balance of deposits by type and weighted average rates paid thereon at the dates indicated.

	December 31,
	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$141,195	—%	$103,845	—%	$87,438	—%
Interest-bearing demand deposits	158	0.11	26	0.05	35	0.05
NOW and money market accounts	452,393	0.13	357,736	0.15	305,784	0.17
Savings accounts (1)	46,964	0.15	43,253	0.17	40,348	0.19
Certificates of deposit (2)	364,954	1.37	294,354	1.43	277,052	1.23
Total deposits	$1,005,664	0.57%	$799,214	0.58%	$710,657	0.79%

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $2.2 million for the year ended December 31, 2014 and $1.9 million for each of the years ended December 31, 2013 and 2012.

(2)	Includes brokered deposits of $20.0 million, $10.0 million and $4.4 million at December 31, 2014, 2013 and 2012, respectively.

The Bank had $172.6 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2014, maturing as follows:

	Amount	Weighted Average Rate
Maturity Period:	(Dollars in Thousands)
Three months or less	$13,480	1.35%
Over three through six months	21,369	1.45
Over six through twelve months	41,903	1.21
Over twelve months	95,835	1.47
Total	$172,587	1.40%

The following table sets forth certificates of deposit accounts classified by the rates at December 31, 2014.

	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in Thousands)
0.15 - 1.00%	$84,357	$19,397	$5,772	$10	$—	$109,536	29.01%
1.01 - 2.00%	64,379	67,865	44,700	19,065	14,989	210,998	55.89
2.01 - 3.00%	20,273	15,215	9,532	3,170	1,093	49,283	13.06
3.01 - 4.00%	7,010	261	30	5	—	7,306	1.94
4.01 - 4.89%	298	65	—	—	—	363	0.10
Total	$176,317	$102,803	$60,034	$22,250	$16,082	$377,486	100.00%

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

FHLB Borrowings.  The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  As of December 31, 2014, the Bank had outstanding borrowings with the FHLB of $148.3 million.

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

Junior Subordinated Debt Owed to Unconsolidated Trust.  In 2006, SI Capital Trust II (the “Trust”), a business trust, issued $8.0 million of trust preferred securities in a private placement and issued 248 shares of common stock at $1,000 par value to the Company. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company.  The trust preferred securities mature in 30 years and bear interest at a rate equal to the three-month LIBOR plus 1.70%.  The interest rate on these securities at December 31, 2014 was 1.94%.  After receipt of regulatory approval, the Company may redeem the trust preferred securities, in whole or in part, on a quarterly basis.

In 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million whereby the counterparty will pay a variable rate equal to the three-month LIBOR and the Company will pay a fixed rate of 2.44%.  The agreement became effective on December 15, 2010 and terminates on December 15, 2015.  This agreement was designated as a cash flow hedge against the trust preferred securities issued by the Trust.  This effectively fixes the interest rate on the $8.0 million of trust preferred securities at 4.14% for the period December 15, 2010 through December 15, 2015.

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

The following table sets forth information regarding the Company’s borrowings at and for the years indicated.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$178,147	$179,397	$100,069
Subordinated debt	8,248	8,248	8,248
Repurchase agreement	—	15,048	—

Average balance outstanding during the year:
FHLB advances	$162,961	$120,771	$95,776
Subordinated debt	8,248	8,248	8,248
Repurchase agreement	—	3,093	—

Weighted average interest rate during the year:
FHLB advances	1.54%	2.40%	3.42%
Subordinated debt	4.07	4.07	4.10
Repurchase agreement	—	0.29	—

Balance outstanding at end of year:
FHLB advances	$148,277	$176,272	$97,699
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate at end of year:
FHLB advances	1.61%	1.57%	3.25%
Subordinated debt	4.14	4.14	4.14

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services to individuals, partnerships, corporations and institutions.  Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements.  The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality.  Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business to accumulate assets and increase fee-based income.  At December 31, 2014, trust assets under administration were $118.0 million, consisting of 318 accounts, the largest of which totaled $10.2 million, or 8.6%, of the trust department’s total assets.  For each of the years ended December 31, 2014 and 2013, total trust services revenue was $1.0 million.

Subsidiary Activities

The Company’s subsidiaries include Savings Institute Bank and Trust Company and SI Capital Trust II.

The following are descriptions of the Bank’s wholly-owned subsidiaries.

SI Realty Company, Inc.   SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate managed by the Bank, including foreclosure properties.  At December 31, 2014, SI Realty Company, Inc. had $6.3 million in assets.

SI Mortgage Company.  In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property.  SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law.  Income tax savings to the Bank from the use of a passive investment company was $296,000 for the year ended December 31, 2014. Due to the net loss for the year ended December 31, 2013, there was no income tax savings to the Bank from the use of the passive investment company.

Personnel

At December 31, 2014, the Company had 254 full-time employees and 45 part-time employees.  None of the Company’s employees are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General. The Bank, a Connecticut-chartered stock savings bank, is subject to extensive regulation, supervision and examination by the Connecticut Department of Banking (the “CDB”) and the Federal Reserve Board (“FRB”). The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the CDB concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions and opening or closing branch offices. There are periodic examinations by the FRB and the CDB to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan losses. Any change in such policies, whether by the CDB, the FRB or Congress, could have a material adverse impact on the Company and the Bank and their operations.

The Company, as a bank holding company that has elected to be treated as a financial holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the FRB. The Company is also subject to the rules and regulations of the SEC under the federal securities laws.

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

The Dodd-Frank Act made many other changes in banking regulation. Those include authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations. The Dodd Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits, which took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided for noninterest-bearing transaction accounts with unlimited deposit insurance through December 31, 2012. Many of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on the Company and the Bank. Although the substance and scope of many of these regulations cannot be determined at this time, the Dodd-Frank Act and implementing regulations may have a material impact on operations through, among other things, increased compliance costs and heightened regulatory supervision.

State Regulation and Supervision

Connecticut Banking Commissioner. The Connecticut Banking Commissioner regulates the deposit, lending and investment activities of state-chartered banks, including the Bank. The approval of the Connecticut Banking Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks, as does the FRB. The FRB also regulates many of the areas regulated by the Connecticut Banking Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

Lending Activities. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, secured and unsecured loans of any one obligor under this statutory authority may not exceed 10.0% and 15.0%, respectively, of a bank’s equity capital and allowance for loan losses.

Consumer Protection. We are also subject to a variety of Connecticut statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

Dividends. The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FRB may limit a bank’s ability to pay dividends. No dividends may be paid to the Bank’s sole stockholder, the Company, if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by Connecticut regulations.

Powers. Connecticut law permits Connecticut banks to sell insurance and fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner. With the prior approval of the Connecticut Banking Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act or the Home Owners’ Loan Act, both federal statutes, or the regulations promulgated as a result of these statutes.
Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Connecticut Banking Commissioner unless the Connecticut Banking Commissioner disapproves the activity.

Assessments. Connecticut banks are required to pay annual assessments to the CDB to fund the CDB’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.

Enforcement. Under Connecticut law, the Connecticut Banking Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders and agents. The Connecticut Banking Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Banking Regulation

Activities and Investments of Insured State-Chartered Banks. The Federal Deposit Insurance Act (“FDIA”) generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Subject to certain regulatory exceptions, FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

Capital Requirements. The FRB’s minimum capital standards applicable to FRB-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3% of average total consolidated assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FRB capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not the most highly rated or are anticipating or experiencing significant growth.

FRB regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FRB believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FRB includes in its evaluation of a bank’s capital adequacy an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates.

FRB capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2014, the Bank met each of its capital requirements.

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

The rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale securities, subject to a two-year transition period.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

Prompt Corrective Regulatory Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for depository institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (1) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (2) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, has a Tier 1 risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, has a Tier 1 risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (4) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, has a Tier 1 risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Effective January 1, 2015, an institution will be deemed to be “well capitalized” if it has (1) a total risk-based capital ratio of 10.0% or more, (2) a common equity Tier 1 risk-based capital ratio of 6.5% or more, (3) a Tier 1 risk-based capital ratio of 8.0% or more, and (4) a leverage ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure.

Insurance of Deposit Accounts. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital.

The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and our results of operations. Management cannot predict what insurance assessment rates will be in the future.

Due to difficult economic conditions, deposit insurance per account owner was raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank participated in the unlimited noninterest-bearing transaction account coverage; the Bank and the Company opted not to participate in the unsecured debt guarantee program.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings bank, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the FRB is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the FRB. If an application is not required, the institution must still provide thirty days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank’s capital ever fell below its regulatory requirements or the FRB notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the FRB could prohibit a proposed capital distribution, which is otherwise permitted by the regulation, if the FRB determines that such distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act. Savings banks have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the CRA could result in restrictions on activities and/or denials of applications for transactions such as mergers, acquisitions and branches. The Bank received an “outstanding” CRA rating in its most recently completed examination.

Connecticut has its own statutory counterpart to the CRA that is also applicable to the Bank. Connecticut law requires the Connecticut Banking Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by a bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank has not yet been reviewed or received a rating under Connecticut law.

Transactions with Related Parties. Federal law limits the Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with the Bank, including the Company and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings bank may purchase the securities of any affiliate other than a subsidiary.

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

Loans to Insiders. The Federal Reserve Act (the “FRA”) restricts an institution with respect to loans to insiders. Under the FRA, loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. The FRA places additional limitations on loans to executive officers.

Enforcement. The CDB, FRB and FDIC have extensive enforcement authority over the Bank and have authority to bring actions against the Bank and all Bank-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the Bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order for removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2014 of $10.3 million.

Federal Reserve System. Under FRB regulations, the Bank is required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). Beginning January 22, 2015, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $103.6 million, plus 10% on the remainder, and the first $14.5 million of otherwise reservable balances will both be exempt. These reserve requirements are subject to adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

The operations of the Bank also are subject to the:

•	The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumers’ financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the FRB. As a result, prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association.

Financial Holding Companies. The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined by statute or by the FRB and Department of the Treasury to be permissible.

SI Financial Group elected to be treated as a financial holding company and such election was effective on
March 22, 2012.

Source of Strength. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the FRB may require, and has required in the past, a holding company to provide capital, liquidity and other support in times of financial stress.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company or savings bank. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the voting stock of the company or institution, unless the FRB has found the acquisition will not result in a change in control. Under the Change in Bank Control Act, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a bank holding company.

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2010. The Company’s maximum federal income tax rate was 34.0% for 2014.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500.0 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those tax-based bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the institution failed certain tests. Approximately $3.7 million of the Bank’s accumulated tax-based bad debt reserves would not be recaptured into taxable income unless it makes a “nondividend distribution” to the Company as described below.

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

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a nondividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay non-dividend distributions that would result in a recapture of any portion of its bad debt reserves.

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax.  The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax.  The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for fiscal year 2014) to arrive at Connecticut income tax.

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

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion.  Certain executive officers of the Bank also serve as executive officers of the Company.  The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank.  The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	60	President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group
Brian J. Hull(2)	54	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer of Savings Institute Bank and Trust Company and SI Financial Group
Laurie L. Gervais(3)	50	Senior Vice President, Director of Human Resources and Corporate Secretary of Savings Institute Bank and Trust Company and SI Financial Group
Paul R. Little	54	Senior Vice President and Chief Lending Officer of Savings Institute Bank and Trust Company
Jonathan S. Wood	59	Senior Vice President and Retail Banking Officer of Savings Institute Bank and Trust Company
Lauren L. Murphy(4)	43	Senior Vice President and Principal Accounting Officer of Savings Institute Bank and Trust Company and SI Financial Group

(1)	Ages presented are as of December 31, 2014.
(2) Mr. Hull will retire effective April 10, 2015.
(3) Ms. Gervais will become Chief Administrative Officer effective April 10, 2015.
(4) Ms. Murphy will become Chief Financial Officer effective April 10, 2015.

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

◦
A return to recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings. Although economic conditions have improved since the end of the economic recession in

June 2009, economic growth has been slow and uneven and concerns still exist over the federal deficit and government spending, which have all contributed to diminished expectations for the economy. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations and has reduced loan demand in our market areas. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

◦
The Company’s cost of operations is high relative to its assets. The Company’s failure to maintain or reduce its operating expenses could hurt its profits. Our noninterest expenses totaled $41.5 million and $37.7 million for the years ended December 31, 2014 and 2013, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and noninterest income, our efficiency ratio remains high as a result of operating expenses. Our efficiency ratio totaled 84.05% and 96.10% for the years ended December 31, 2014 and 2013, respectively. Our noninterest expenses and resulting efficiency ratio for 2013 was negatively impacted by $2.6 million in costs associated with the Newport acquisition. Failure to control or maintain our expenses could hurt future profits.

◦
The Bank’s level of nonperforming loans and classified assets may require the Bank to increase the provision for loan losses and to charge-off additional losses in the future. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the Bank’s loan portfolio. For 2014, we recorded a provision for loan losses of $1.5 million compared to a provision for loan losses of $1.3 million in 2013. We also recorded net loan charge-offs of $658,000 in 2014 compared to net loan charge-offs of $790,000 in 2013. Our nonperforming assets and troubled debt restructurings decreased to $9.7 million, or 0.72% of total assets, at December 31, 2014 from $11.6 million, or 0.86% of total assets, at December 31, 2013. Additionally, at December 31, 2014, loans that were classified as either special mention, substandard, doubtful or loss totaled $40.8 million, representing 3.88% of total loans, including nonperforming loans of $5.0 million, representing 0.48% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, more of our classified loans may become nonperforming and we could experience loan losses or be required to add further reserves to our allowance for loan losses, either of which could have a material adverse effect on our operating results. We maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2014, our allowance for loan losses totaled $7.8 million, which represented 0.74% of total loans and 155.88% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by our regulators, could have a material adverse effect on our operating results.

◦
The Bank’s commercial lending exposes us to lending risks. At December 31, 2014, $550.3 million, or 52.35%, of our loan portfolio consisted of commercial real estate and commercial business loans. We intend to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

◦
The Bank’s emphasis on residential mortgage loans and home equity loans exposes it to lending risks, especially due to declining real estate values. At December 31, 2014, $430.6 million, or 40.97%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $51.1 million, or 4.86%, of our loan portfolio consisted of home equity lines of credit. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Since the recession and through the period of slow recovery thereafter, the housing market has slowed and real estate values in our market areas have declined. This could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Additionally, we review our securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of our securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. We are required to write-down the value of that security through a charge to earnings if we conclude that the decline is other-than-temporary. In the case of debt securities, we are required to charge to earnings any decreases in value that are credit-related. As of December 31, 2014, the amortized cost and the fair value of our available for sale securities portfolio totaled $172.7 million and $173.0 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write-down these securities. Any charges for other-than-temporary impairment would not impact cash flows, tangible capital or liquidity. For the year ended December 31, 2014, we recognized no other-than-temporary impairment losses on certain debt securities related to credit-related factors. For December 31, 2013, we recognized other-than-temporary impairment losses on certain debt securities related to credit-related factors totaling $8,000.

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, we expect that, at a minimum, our operating and compliance costs will increase, and our interest expense could increase, as a result of these new rules and regulations.

◦	Fluctuations in interest rates could reduce the Company’s profitability and affect the value of its assets.
We are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread and the average life of our interest-earning assets and interest-bearing liabilities. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio and fixed-rate residential related mortgage-backed securities will have been originated at those lower rates and borrowers may be more reluctant to refinance or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

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

◦
Strong competition within the Bank’s market area could hurt its profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2014, we held approximately 1.56% of the deposits in Hartford, Middlesex, New London, Tolland and Windham counties in Connecticut, which represented the 11th largest market share of deposits out of the 36 financial institutions in these counties. As of the same date, we held approximately 5.43% of the deposits in Newport and Washington counties in Rhode Island, which represented the 5th largest market share of deposits out of the 11 financial institutions in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

◦
Capital rules generally require insured depository institutions and their holding companies to hold more capital. The impact of the capital rules on our financial condition and operations is uncertain but could be materially adverse. In July 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements are (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%

and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

◦
If the goodwill or other intangible assets recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2014, we had $11.7 million of goodwill and $7.0 million of core deposit intangible on our balance sheet. The Company evaluates goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Our annual review of our goodwill occurs in November. Write-downs of the amount of impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. No impairment related to goodwill or core deposit intangibles was recorded for the years ended December 31, 2014 or 2013. Future evaluations may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

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

◦
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

◦
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

◦
To remain competitive, we must keep pace with technological change. Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company conducts its business through its executive office at 803 Main Street, Willimantic, Connecticut, its 21 branch offices located in Connecticut and five branch offices located in Rhode Island and one wealth management and trust services office located in Connecticut.  Of the 27 offices, seven are owned and 20 are leased.  Lease agreements expire at various dates through 2039 with renewal options of 5 to 50 years.

Number of Offices
Office Locations

Full-service branches:
Connecticut:
New London County	8
Windham County	7
Tolland County	3
Hartford County	2
Middlesex County	1

Rhode Island:
Newport County	3
Washington County	2

Wealth management and trust services:
Windham County	1
Total:	27

Additionally, the Bank owns two other properties used, in part, for banking operations.  The total net book value of the properties at December 31, 2014 was $17.2 million.  See Notes 6 and 12 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more information.

Item 3.  Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business.  At December 31, 2014, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

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

For a description of restrictions on the Bank’s ability to pay dividends to the Company and the Company’s ability to pay cash dividends, see Item 1.  Business.  “Regulation and Supervision – State Regulation and Supervision –

Dividends" in this annual report on Form 10-K and Note 18 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more information.

Item 6.  Selected Financial Data.

The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in the Company's Annual Report to Shareholders. The Company has derived the following selected consolidated financial and other data at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 in part from its consolidated financial statements and notes appearing elsewhere in this annual report. The information at December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are derived from consolidated financial statements and notes that are not contained in this annual report.

Selected Financial Condition Data:	At December 31,
	2014	2013 (1)	2012	2011	2010
	(In Thousands)
Total assets	$1,350,533	$1,346,379	$952,880	$955,047	$926,409
Cash and cash equivalents	39,251	27,321	37,689	48,412	78,321
Securities available for sale	173,040	170,220	176,513	230,814	180,036
Loans receivable, net	1,044,864	1,047,410	685,163	618,626	606,214
Deposits (2)	1,014,313	987,963	708,355	705,217	664,139
Federal Home Loan Bank advances	148,277	176,272	97,699	100,069	114,169
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	8,248	8,248	8,248
Total shareholders' equity	157,739	152,842	125,759	130,517	81,104

Selected Operating Data:	Years Ended December 31,
	2014	2013 (1)	2012	2011	2010
	(In Thousands, Except Per Share Data)
Interest and dividend income	$47,521	$38,192	$35,824	$37,820	$39,875
Interest expense	8,243	8,454	9,633	11,377	13,824
Net interest income	39,278	29,738	26,191	26,443	26,051
Provision for loan losses	1,539	1,319	2,896	1,558	902
Net interest income after provision for loan losses	37,739	28,419	23,295	24,885	25,149
Noninterest income	10,166	8,305	8,717	11,127	10,685
Noninterest expenses	41,506	37,677	30,653	32,592	31,518
Income (loss) before income tax provision (benefit)	6,399	(953)	1,359	3,420	4,316
Income tax provision (benefit)	1,988	(98)	241	1,003	1,313
Net income (loss)	$4,411	$(855)	$1,118	$2,417	$3,003

Basic earnings (loss) per share	$0.36	$(0.08)	$0.11	$0.24	$0.29
Diluted earnings (loss) per share	$0.36	$(0.08)	$0.11	$0.24	$0.29

Selected Operating Ratios:	At or For the Years Ended December 31,
Performance Ratios:	2014	2013 (1)	2012	2011	2010
Return (loss) on average assets	0.33%	(0.08)%	0.12%	0.26%	0.34%
Return (loss) on average equity	2.82	(0.63)	0.86	1.85	3.70
Interest rate spread (3)	2.97	2.74	2.63	2.67	2.88
Net interest margin (4)	3.11	2.93	2.88	2.96	3.12
Noninterest expenses to average assets	3.06	3.48	3.21	3.44	3.55
Dividend payout ratio (5)	33.44	(143.51)	104.74	49.28	13.49
Efficiency ratio (6)	84.05	96.10	88.19	87.54	86.71
Average interest-earning assets to average interest-bearing liabilities	122.01	122.84	124.84	122.70	114.40
Average equity to average assets	11.55	12.60	13.59	13.80	9.14

Capital Ratios:
Total risk-based capital ratio	15.87	15.65	21.41	22.21	15.34
Tier 1 risk-based capital ratio	14.86	14.71	20.20	21.09	14.40
Tier 1 capital ratio	9.37	8.94	11.08	10.86	7.81

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.74	0.66	0.93	0.80	0.79
Allowance for loan losses as a percent of nonperforming loans	155.88	98.90	83.45	46.93	97.44
Net charge-offs to average loans outstanding during the year	0.06	0.10	0.22	0.22	0.16

(1) Reflects the acquisition of Newport during 2013.
(2) Includes mortgagors’ and investors’ escrow accounts.
(3) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Represents net interest income as a percent of average interest-earning assets.
(5) Dividends paid per share divided by basic net income (loss) per share.
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014, using the criteria established in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the criteria.

The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting. See Exhibit 13 - Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting
In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Executive Officers
Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Code of Ethics
Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance and Board Matters – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.  A copy of the code of ethics and business conduct is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit and Risk Committee” in the Company’s Proxy

Statement for the 2015 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

Information regarding executive compensation and the compensation committee report required by this item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Matters - Directors’ Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Corporate Governance
Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters– Director Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned ”Audit-Related Matters – Audit Fees” and “Audit-Related Matters – Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(1)  Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

◦	Reports of Independent Registered Public Accounting Firm

◦	Consolidated Balance Sheets as of December 31, 2014 and 2013

◦	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

◦	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012

◦	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

◦	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

◦	Notes to Consolidated Financial Statements

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

(3)  Exhibits
The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	*Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.2	*Employment Agreement between Brian J. Hull, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.3	*Savings Institute Directors Retirement Plan (5)

10.4	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (6)

10.5	*Savings Institute Group Term Replacement Plan (5)

10.6	*Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (5)

10.7	*Form of First Amendment to Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (6)

10.8	*Form of Savings Institute Director Deferred Fee Agreement (6)

10.9	*Form of Savings Institute Director Consultation Plan (5)

10.10	*SI Financial Group, Inc. 2005 Equity Incentive Plan (7)

10.11	*Change in Control Agreement between Laurie L. Gervais, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (1)

10.12	*Form of Section 409A Amendment to the Change in Control Agreement (3)

10.13	*Form of Amendment to Supplement Executive Retirement Plan (8)

10.14	*SI Financial Group, Inc. 2012 Equity Incentive Plan (9)

10.15	*Change in Control Agreement between Jonathan S. Wood, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (10)

10.16	*Change in Control Agreement between Paul R. Little, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (10)

10.17	*Change in Control Agreement between Lauren L. Murphy, SI Financial Group, Inc. and Savings Institute Bank and Trust Company

10.18
Agreement, dated February 25, 2015, by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company, Seidman and Associates LLC, Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., LSBK06-08, Broad Park Investors, CBPS, LLC, 2514 Multi-Strategy Fund, L.P., Veteri Place Corporation, Lawrence B. Seidman, an individual, and Dennis Pollack, an individual(11)

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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language):  (i)  the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*     Management contract or compensation plan or arrangement.

(1)
Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

(2)
Incorporated herein by reference into this document from the Exhibits to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on November 21, 2014.

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

(10)
Incorporated herein by reference into this document from the Exhibits on the Company's Annual Report on Form 10-K (File No. 000-54241) filed with the Securities and Exchange Commission on March 13, 2014.

(11)
Incorporated herein by reference into this document from the Exhibits on the Company's Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on February 25, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.

By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
March 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 11, 2015
Rheo A. Brouillard

/s/ Brian J. Hull	Executive Vice President, Chief Operating Officer, Treasurer and Chief Financial Officer (principal financial officer)	March 11, 2015
Brian J. Hull

/s/ Lauren L. Murphy	Senior Vice President and Principal Accounting Officer (principal accounting officer)	March 11, 2015
Lauren L. Murphy

/s/ Henry P. Hinckley	Chairman of the Board	March 11, 2015
Henry P. Hinckley

/s/ Donna M. Evan	Director	March 11, 2015
Donna M. Evan

/s/ Roger Engle	Director	March 11, 2015
Roger Engle

/s/ Robert O. Gillard	Director	March 11, 2015
Robert O. Gillard

/s/ Mark D. Alliod	Director	March 11, 2015
Mark D. Alliod

/s/ Michael R. Garvey	Director	March 11, 2015
Michael R. Garvey

/s/ Kevin M. McCarthy	Director	March 11, 2015
Kevin M. McCarthy

/s/ Kathleen A. Nealon	Director	March 11, 2015
Kathleen A. Nealon

/s/ William R. Harvey	Director	March 11, 2015
William R. Harvey

/s/ Dennis Pollack	Director	March 11, 2015
Dennis Pollack