Form 10-Q
period 2015-03-31
SI Financial Group, Inc.
filed 2015-05-07
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
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

As of May 1, 2015, there were 12,495,375 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	March 31, 2015	December 31, 2014
ASSETS:
Cash and due from banks:
Noninterest-bearing	$17,413	$18,965
Interest-bearing	35,264	20,286
Total cash and cash equivalents	52,677	39,251

Available for sale securities, at fair value	176,496	173,040
Loans held for sale	562	747
Loans receivable (net of allowance for loan losses of $8,083 at March 31, 2015 and $7,797 at December 31, 2014)	1,043,160	1,044,864
Federal Home Loan Bank stock, at cost	10,333	10,333
Bank-owned life insurance	21,468	21,306
Premises and equipment, net	21,915	21,711
Goodwill and other intangibles	18,547	18,697
Accrued interest receivable	3,835	3,853
Deferred tax asset, net	7,521	8,048
Other real estate owned, net	1,324	1,271
Other assets	7,589	7,412
Total assets	$1,365,427	$1,350,533

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$137,639	$146,062
Interest-bearing	892,008	864,651
Total deposits	1,029,647	1,010,713

Mortgagors' and investors' escrow accounts	2,039	3,600
Federal Home Loan Bank advances	144,006	148,277
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	22,459	21,956
Total liabilities	1,206,399	1,192,794

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,776,315 shares and 12,776,426 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	128	128
Additional paid-in-capital	125,375	125,459
Unallocated common shares held by ESOP	(4,008)	(4,128)
Unearned restricted shares	(1,214)	(1,312)
Retained earnings	37,925	37,497
Accumulated other comprehensive income	822	95
Total shareholders' equity	159,028	157,739
Total liabilities and shareholders' equity	$1,365,427	$1,350,533

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest and dividend income:
Loans, including fees	$10,614	$11,087
Securities:
Taxable interest	733	880
Tax-exempt interest	59	42
Dividends	45	49
Other	19	13
Total interest and dividend income	11,470	12,071

Interest expense:
Deposits	1,368	1,319
Federal Home Loan Bank advances	596	682
Subordinated debt and other borrowings	83	83
Total interest expense	2,047	2,084

Net interest income	9,423	9,987

Provision for loan losses	335	430

Net interest income after provision for loan losses	9,088	9,557

Noninterest income:
Service fees	1,648	1,718
Wealth management fees	298	323
Increase in cash surrender value of bank-owned life insurance	162	142
Net gain on sales of securities	—	35
Mortgage banking	147	160
Net gain (loss) on fair value of derivatives	(5)	17
Other	87	377
Total noninterest income	2,337	2,772

Noninterest expenses:
Salaries and employee benefits	4,944	5,200
Occupancy and equipment	2,053	2,107
Computer and electronic banking services	1,297	1,352
Outside professional services	466	449
Marketing and advertising	246	226
Supplies	148	168
FDIC deposit insurance and regulatory assessments	245	349
Core deposit intangible amortization	150	164
Other real estate operations	82	169
Other	430	770
Total noninterest expenses	10,061	10,954

Income before income tax provision	1,364	1,375
Income tax provision	443	469
Net income	$921	$906

Earnings per share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$921	$906
Other comprehensive income, net of tax:
Available for sale securities:
Net unrealized holding gains	702	340
Reclassification adjustment for gains recognized in net income (1)	—	(23)
Net unrealized holding gains on available for sale securities	702	317
Net unrealized gain on interest-rate swap derivative	25	23
Other comprehensive income	727	340
Comprehensive income	$1,648	$1,246

(1) Amounts are included in net gain on sales of securities in noninterest income on the consolidated statements of income. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2015 and 2014 was $0 and $12,000, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2014	12,776,426	$128	$125,459	$(4,128)	$(1,312)	$37,497	$95	$157,739
Comprehensive income	—	—	—	—	—	921	727	1,648
Cash dividends declared ($0.04 per share)	—	—	—	—	—	(493)	—	(493)
Equity incentive plans compensation	—	—	85	—	98	—	—	183
Allocation of 12,159 ESOP shares	—	—	19	120	—	—	—	139
Tax benefit from share-based compensation	—	—	5	—	—	—	—	5
Stock options exercised	193,438	2	2,154	—	—	—	—	2,156
Common shares repurchased	(193,549)	(2)	(2,347)	—	—	—	—	(2,349)
Balance at March 31, 2015	12,776,315	$128	$125,375	$(4,008)	$(1,214)	$37,925	$822	$159,028

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$921	$906
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	335	430
Employee stock ownership plan expense	139	142
Equity incentive plan expense	183	189
Excess tax benefit from share-based compensation	(5)	(3)
Amortization of investment premiums and discounts, net	308	282
Amortization of loan premiums and discounts, net	375	322
Depreciation and amortization of premises and equipment	699	629
Amortization of core deposit intangible	150	164
Amortization of deferred debt issue costs	9	46
Net gain on sales of securities	—	(35)
Net loss (gain) on fair value of derivatives	5	(17)
Deferred income tax provision (benefit)	151	(6)
Loans originated for sale	(3,390)	(4,307)
Proceeds from sale of loans held for sale	3,599	5,410
Net gain on sales of loans held for sale	(87)	(94)
Net loss (gain) on sales or write-downs of other real estate owned	(1)	35
Increase in cash surrender value of bank-owned life insurance	(162)	(142)
Change in operating assets and liabilities:
Accrued interest receivable	18	101
Other assets	(114)	1,899
Accrued expenses and other liabilities	541	3,762
Net cash provided by operating activities	3,674	9,713

Cash flows from investing activities:
Purchases of available for sale securities	(10,306)	(12,297)
Proceeds from sales of available for sale securities	—	81
Proceeds from maturities of and principal repayments on available for sale securities	7,607	12,684
Loan principal collections, net of originations	12,222	5,064
Purchases of loans	(11,280)	(443)
Proceeds from sales of other real estate owned	—	357
Purchases of premises and equipment	(903)	(173)
Net cash provided by (used in) investing activities	(2,660)	5,273

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Net increase in deposits	18,934	19,534
Net decrease in mortgagors' and investors' escrow accounts	(1,561)	(1,597)
Proceeds from Federal Home Loan Bank advances	6,000	10,000
Repayments of Federal Home Loan Bank advances	(10,280)	(16,396)
Excess tax benefit from share-based compensation	5	3
Cash dividends on common stock	(493)	(368)
Stock options exercised	20	297
Common shares repurchased	(213)	(53)
Net cash provided by financing activities	12,412	11,420

Net change in cash and cash equivalents	13,426	26,406
Cash and cash equivalents at beginning of period	39,251	27,321
Cash and cash equivalents at end of period	$52,677	$53,727

Supplemental cash flow information:
Interest paid	$2,031	$2,075
Income taxes received, net	—	(1,816)
Transfer of loans to other real estate owned	52	—
Stock options exercised by net-share settlement	2,136	19

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its 26 offices in eastern Connecticut and Rhode Island. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans.  In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s offices. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2014 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the year ending December 31, 2015 or for any other period.

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
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

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

Allowance for Loan Losses
The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the principal loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received. In the determination of the allowance for loan losses, management may obtain independent appraisals for significant properties, if necessary.

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

The allowance for loan losses consists of the following key elements:

•
Specific allowance for identified impaired loans. For loans identified as impaired, an allowance is established when the present value of expected cash flows (or observable market price of the loan or fair value of the collateral if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.

•
General valuation allowance. The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans. For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

adjusted for qualitative factors stratified by the following loan segments:  residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer. Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices; changes in international, national, regional and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the nature and volume of the loan portfolio and in the terms of the loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the loan review system; changes in the underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; the effect of other external factors such as competition and legal and regulatory capital requirements on the level of estimated credit losses in the portfolio.

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

Multi-family and Commercial – Loans in this segment are originated for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. The underlying cash flows generated by the properties can be adversely impacted by the economy as evidenced by increased vacancy rates. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. Management continually monitors the cash flows of these loans.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

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

Although management believes it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with GAAP, our regulators, in reviewing the loan portfolio, may request us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

Recent Accounting Pronouncements
Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - In August 2014, the FASB issued amended guidance that addresses the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The amended guidance outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amended guidance will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amended guidance should be adopted either prospectively or on a modified retrospective basis. The adoption of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs - In April 2015, the FASB issued guidance, as part of its initiative to reduce complexity in accounting standards, simplifying the presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance should be applied on a retrospective basis and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The adoption of the amended guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

common stock equivalents relate solely to stock options. Repurchased common shares and unallocated common shares held by the Bank’s ESOP are not deemed outstanding for earnings per share calculations.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 372,936 and 394,497 for the three months ended March 31, 2015 and 2014, respectively.

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$921	$906

Weighted average common shares outstanding:
Basic	12,315,733	12,295,225
Effect of dilutive stock options	38,641	48,252
Diluted	12,354,374	12,343,477

Earnings per share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

NOTE 3.  SECURITIES

Available for sale securities:
The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$71,996	$607	$(185)	$72,418
Government-sponsored enterprises	27,372	318	(14)	27,676
Mortgage-backed securities:(1)
Agency - residential	63,770	1,031	(707)	64,094
Non-agency - residential	248	3	(4)	247
Corporate debt securities	1,000	—	—	1,000
Collateralized debt obligation	1,156	—	(18)	1,138
Obligations of state and political subdivisions	3,032	180	—	3,212
Tax-exempt securities	6,556	155	—	6,711
Total available for sale securities	$175,130	$2,294	$(928)	$176,496

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$66,232	$385	$(226)	$66,391
Government-sponsored enterprises	27,435	120	(67)	27,488
Mortgage-backed securities:(1)
Agency - residential	67,008	907	(1,065)	66,850
Non-agency - residential	254	3	(4)	253
Corporate debt securities	1,000	—	—	1,000
Collateralized debt obligation	1,188	—	(7)	1,181
Obligations of state and political subdivisions	3,039	167	(6)	3,200
Tax-exempt securities	6,583	97	(3)	6,677
Total available for sale securities	$172,739	$1,679	$(1,378)	$173,040

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or GSEs.  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at March 31, 2015 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities ("MBS") are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$2,540	$2,548
After 1 but within 5 years	48,537	49,053
After 5 but within 10 years	15,146	15,350
After 10 years	44,889	45,204
	111,112	112,155
Mortgage-backed securities	64,018	64,341
Total debt securities	$175,130	$176,496

The following is a summary of realized gains and losses on the sales of securities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Gross gains on sales	$—	$35
Gross losses on sales	—	—
Net gain on sales of securities	$—	$35

Proceeds from the sale of available for sale securities were $81,000 for the three months ended March 31, 2014. There were no sales of available for sale securities for the three months ended March 31, 2015.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$9,147	$32	$13,556	$153	$22,703	$185
Government sponsored enterprises	997	1	3,026	13	4,023	14
Mortgage-backed securities:
Agency - residential	1,662	1	31,596	706	33,258	707
Non-agency - residential	—	—	123	4	123	4
Collateralized debt obligation	1,138	18	—	—	1,138	18
Total	$12,944	$52	$48,301	$876	$61,245	$928

	Less Than 12 Months		12 Months Or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$9,273	$15	$16,655	$211	$25,928	$226
Government-sponsored enterprises	6,974	4	3,973	63	10,947	67
Mortgage-backed securities:
Agency - residential	4,251	122	32,127	943	36,378	1,065
Non-agency - residential	—	—	127	4	127	4
Collateralized debt obligation	1,181	7	—	—	1,181	7
Obligations of state and political subdivisions	—	—	668	6	668	6
Tax-exempt securities	1,141	3	—	—	1,141	3
Total	$22,820	$151	$53,550	$1,227	$76,370	$1,378

At March 31, 2015, twenty-seven debt securities with gross unrealized losses had aggregate depreciation of approximately 1.49% of the Company’s amortized cost basis. The majority of the unrealized losses are related to the Company’s agency MBS. There were no investments deemed other-than-temporarily impaired for the three months ended March 31, 2015 or 2014. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements that the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at March 31, 2015.

U.S. Government and Agency Obligations. The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Government Sponsored Enterprises. The unrealized losses on the Company's government sponsored enterprises were also caused by interest rate movement. The contractual cash flows of these investments are guaranteed by a government sponsored agency. Accordingly, it is expected that the securities would not be settled at a price less

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

than the amortized cost of our investment. As a result of (1) the decline in market value being attributable to changes in interest rates and not credit quality, (2) the Company's position that it does not intend to sell these securities and (3) it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Mortgage-backed Securities - Non-agency - Residential. The unrealized losses on the Company's non-agency - residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit losses were identified. Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be maturity, the Company did not consider this investment to be other-than-temporarily impaired at March 31, 2015.

Collateralized Debt Obligations. The unrealized losses on the Company's collateralized debt obligations relate to one investment in a pooled trust preferred security ("PTPS"). The PTPS market has stabilized at depressed market values as a result of market saturation. Transactions for PTPS have been limited and have occurred primarily as a result of distressed or forced liquidation sales. The securities were widely held by hedge funds and European banks and used to offset interest rate exposure tied to LIBOR. As positions unwound, an excess supply of these securities have saturated the market.

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company's PTPS. Management also reviewed analytics provided by the trustee and independent OTTI reviews and associated cash flow analyses performed by an independent third party. The unrealized losses on the Company's PTPS investment were caused by a lack of liquidity, credit downgrades and decreasing credit support. The increased number of bank and insurance company failures has decreased the level of credit support for this investment. A number of lower tranches have foregone payments or have received payment in kind through increased principal allocations. However, the number of deferring securities has been decreasing and a number of reinstatements have occurred recently. The Company's PTPS was upgraded to investment grade and based on its senior credit profile, management does not believe this investment will suffer from any further credit-related losses. Because the Company does not intend to sell the investment and it is not more likely than not the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company did not record impairment losses as of March 31, 2015.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$430,676	$430,575
Multi-family and commercial	295,029	298,320
Construction	15,395	13,579
Total real estate loans	741,100	742,474

Commercial business loans:
SBA and USDA guaranteed	115,892	118,466
Time share	46,452	45,669
Condominium association	22,709	21,386
Other	67,590	66,446
Total commercial business loans	252,643	251,967

Consumer loans:
Home equity	51,059	51,093
Indirect automobile	3,192	3,692
Other	1,691	1,864
Total consumer loans	55,942	56,649

Total loans	1,049,685	1,051,090

Deferred loan origination costs, net of fees	1,558	1,571
Allowance for loan losses	(8,083)	(7,797)
Loans receivable, net	$1,043,160	$1,044,864

The Company purchased commercial business loans totaling $11.3 million during the three months months ended March 31, 2015. For the twelve months ended December 31, 2014, the Company purchased commercial business loans totaling $59.9 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

Allowance for Loan Losses
Changes in the allowance for loan losses for the three months ended March 31, 2015 and 2014 are as follows:

Three Months Ended March 31, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$955	$3,607	$254	$2,382	$599	$7,797
Provision for loan losses	24	59	38	209	5	335
Loans charged-off	(35)	(20)	—	(25)	(1)	(81)
Recoveries of loans previously charged-off	32	—	—	—	—	32
Balance at end of period	$976	$3,646	$292	$2,566	$603	$8,083

Three Months Ended March 31, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$975	$3,395	$169	$1,875	$502	$6,916
Provision for loan losses	33	207	15	130	45	430
Loans charged-off	(74)	—	—	(13)	(29)	(116)
Recoveries of loans previously charged-off	14	—	—	3	5	22
Balance at end of period	$948	$3,602	$184	$1,995	$523	$7,252

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

Further information pertaining to the allowance for loan losses at March 31, 2015 and December 31, 2014 is as follows:

March 31, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$279	$108	$—	$137	$—	$524
Allowance for loans individually or collectively evaluated and not deemed to be impaired	697	3,538	292	2,429	603	7,559
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$976	$3,646	$292	$2,566	$603	$8,083

Loans individually evaluated and deemed to be impaired	$5,092	$2,053	$—	$742	$24	$7,911
Loans individually or collectively evaluated and not deemed to be impaired	425,214	289,294	15,395	251,552	55,918	1,037,373
Amount of loans acquired with deteriorated credit quality	370	3,682	—	349	—	4,401
Total loans	$430,676	$295,029	$15,395	$252,643	$55,942	$1,049,685

December 31, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$287	$52	$—	$20	$—	$359
Allowance for loans individually or collectively evaluated and not deemed to be impaired	668	3,555	254	2,362	599	7,438
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$955	$3,607	$254	$2,382	$599	$7,797

Loans individually evaluated and deemed to be impaired	$5,318	$1,872	$—	$470	$—	$7,660
Loans individually or collectively evaluated and not deemed to be impaired	424,885	292,215	13,579	251,140	56,649	1,038,468
Amount of loans acquired with deteriorated credit quality	372	4,233	—	357	—	4,962
Total loans	$430,575	$298,320	$13,579	$251,967	$56,649	$1,051,090

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

Past Due Loans
The following represents an aging of loans at March 31, 2015 and December 31, 2014:

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,375	$477	$1,210	$6,062	$424,614	$430,676
Multi-family and commercial	4,338	241	721	5,300	289,729	295,029
Construction	—	—	—	—	15,395	15,395
Commercial Business:
SBA and USDA guaranteed	1,726	899	—	2,625	113,267	115,892
Time share	—	—	—	—	46,452	46,452
Condominium association	—	—	—	—	22,709	22,709
Other	300	171	246	717	66,873	67,590
Consumer:
Home equity	134	43	23	200	50,859	51,059
Indirect automobile	29	—	—	29	3,163	3,192
Other	2	—	—	2	1,689	1,691
Total	$10,904	$1,831	$2,200	$14,935	$1,034,750	$1,049,685

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,194	$258	$1,602	$6,054	$424,521	$430,575	$—
Multi-family and commercial	768	794	775	2,337	295,983	298,320	—
Construction	—	—	—	—	13,579	13,579	—
Commercial Business:
SBA and USDA guaranteed	1,536	—	459	1,995	116,471	118,466	459
Time share	—	—	—	—	45,669	45,669	—
Condominium association	—	—	—	—	21,386	21,386	—
Other	50	—	446	496	65,950	66,446	—
Consumer:
Home equity	20	158	23	201	50,892	51,093	—
Indirect automobile	103	10	—	113	3,579	3,692	—
Other	—	—	—	—	1,864	1,864	—
Total	$6,671	$1,220	$3,305	$11,196	$1,039,894	$1,051,090	$459

The Company did not have any loans that were past due 90 days or more and still accruing interest at March 31, 2015.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at March 31, 2015 and December 31, 2014:

	Impaired Loans(1)
March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,200	$3,200	$—	$2,713
Multi-family and commercial	4,393	4,590	—	899
Commercial business - Other	643	643	—	245
Consumer - Home equity	24	24	—	24
Total impaired loans without valuation allowance	8,260	8,457	—	3,881

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,262	2,290	279	241
Multi-family and commercial	1,342	1,452	108	190
Commercial business - Other	448	448	137	448
Total impaired loans with valuation allowance	4,052	4,190	524	879
Total impaired loans	$12,312	$12,647	$524	$4,760

(1) Includes loans acquired with deteriorated credit quality, performing TDRs, and from the acquisition of Newport Federal Savings Bank ("Newport").

	Impaired Loans(1)
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,414	$3,485	$—	$2,923
Multi-family and commercial	4,815	5,102	—	775
Commercial business - Other	645	645	—	264
Consumer - Home equity	—	—	—	23
Total impaired loans without valuation allowance	8,874	9,232	—	3,985

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,276	2,304	287	244
Multi-family and commercial	1,290	1,290	52	132
Commercial business - Other	182	182	20	182
Total impaired loans with valuation allowance	3,748	3,776	359	558
Total impaired loans	$12,622	$13,008	$359	$4,543

(1) Includes loans acquired with deteriorated credit quality, performing TDRs, and from the acquisition of Newport.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At March 31, 2015 and December 31, 2014, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are committed to be advanced to those borrowers whose loans are deemed impaired.

Additional information related to impaired loans is as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,576	$26	$1	$6,143	$22	$1
Multi-family and commercial	5,920	79	—	7,716	163	72
Commercial business - Other	959	6	—	1,102	17	10
Consumer - Home equity	24	—	—	59	—	—
Total	$12,479	$111	$1	$15,020	$202	$83

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

The following tables present the Company’s loans by risk rating at March 31, 2015 and December 31, 2014:

March 31, 2015	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$423,202	$1,715	$5,759	$—	$—	$430,676
Multi-family and commercial	—	268,068	15,479	11,482	—	—	295,029
Construction	—	15,395	—	—	—	—	15,395
Total real estate loans	—	706,665	17,194	17,241	—	—	741,100

Commercial Business:
SBA and USDA guaranteed	115,892	—	—	—	—	—	115,892
Time share	—	46,452	—	—	—	—	46,452
Condominium association	—	22,709	—	—	—	—	22,709
Other	—	62,733	2,626	2,231	—	—	67,590
Total commercial business loans	115,892	131,894	2,626	2,231	—	—	252,643

Consumer:
Home equity	—	50,915	73	71	—	—	51,059
Indirect automobile	—	3,192	—	—	—	—	3,192
Other	—	1,691	—	—	—	—	1,691
Total consumer loans	—	55,798	73	71	—	—	55,942
Total loans	$115,892	$894,357	$19,893	$19,543	$—	$—	$1,049,685

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

December 31, 2014	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$423,134	$1,430	$6,011	$—	$—	$430,575
Multi-family and commercial	—	269,680	17,058	11,582	—	—	298,320
Construction	—	13,579	—	—	—	—	13,579
Total real estate loans	—	706,393	18,488	17,593	—	—	742,474

Commercial Business:
SBA and USDA guaranteed	118,466	—	—	—	—	—	118,466
Time share	—	45,669	—	—	—	—	45,669
Condominium association	—	21,386	—	—	—	—	21,386
Other	—	61,835	2,709	1,902	—	—	66,446
Total commercial business loans	118,466	128,890	2,709	1,902	—	—	251,967

Consumer:
Home equity	—	50,965	57	71	—	—	51,093
Indirect automobile	—	3,692	—	—	—	—	3,692
Other	—	1,864	—	—	—	—	1,864
Total consumer loans	—	56,521	57	71	—	—	56,649
Total loans	$118,466	$891,804	$21,254	$19,566	$—	$—	$1,051,090

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

The following table provides information on loans modified as TDRs during the three months ended March 31, 2015 and 2014.  During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended March 31,
	2015			2014
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Multi-family and commercial	—	$—	$—	1	$1,173	$55
Commercial business - other	1	25	—	—	—	—
Total	1	$25	$—	1	$1,173	$55

The following table provides the recorded investment, by type of modification, during the three months ended March 31, 2015 and 2014 for modified loans identified as TDRs.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Combination of rate and maturity (1)	$25	$1,173
Total	$25	$1,173

(1) Terms include combination of interest rate adjustments and extensions of maturity.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three months ended March 31, 2015 and 2014.

As of March 31, 2015, the Company held $1.8 million in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of March 31, 2015 and December 31, 2014.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2014	$5,799	$4,962	$837	$—	$4,962
Collections	(43)	(41)	(1)	—	(41)
Dispositions	(579)	(520)	(59)	—	(520)
Balance at March 31, 2015	$5,177	$4,401	$777	$—	$4,401

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,196	11,879
Leasehold improvements	10,514	10,802
Furniture and equipment	13,099	12,741
Construction in process	309	1,233
	41,864	41,401
Accumulated depreciation and amortization	(19,949)	(19,690)
Premises and equipment, net	$21,915	$21,711

At December 31, 2014, construction in process related to design and site costs associated with a new branch location. At March 31, 2015, construction in process primarily related to the renovation of an existing branch. Outstanding commitments related to the renovation of the existing branch totaled $563,000 at March 31, 2015.

NOTE 6.  OTHER COMPREHENSIVE INCOME

Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income are components of comprehensive income.

Components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31, 2015
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$1,065	$(363)	$702
Reclassification adjustment for gains recognized in net income	—	—	—
Unrealized holding gains on available for sale securities, net of taxes	1,065	(363)	702
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	38	(13)	25
Other comprehensive income	$1,103	$(376)	$727

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	March 31, 2015
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$1,366	$(465)	$901
Net unrealized loss on effective cash flow hedging derivative	(119)	40	(79)
Accumulated other comprehensive income	$1,247	$(425)	$822

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

	December 31, 2014
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$301	$(102)	$199
Net unrealized loss on effective cash flow hedging derivative	(157)	53	(104)
Accumulated other comprehensive income	$144	$(49)	$95

NOTE 7.  REGULATORY CAPITAL

The Company and the Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The following tables present regulatory capital information for the Company and the Bank. Information presented for March 31, 2015 reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and the Bank and changed the inputs and methodology for computing capital. Prior to January 1, 2015, the Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under these capital requirements, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2015, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. To be “well capitalized,” the Company and the Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2015 that would materially adversely change the Company’s and the Bank’s capital classifications.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 Capital to Average Assets:
Company	$143,761	10.67%	$53,869	4.00%	$67,336	5.00%
Bank	131,130	9.84	53,291	4.00	66,614	5.00
Tier 1 Capital to Risk Weighted Assets:
Company	143,761	17.14	50,315	6.00	67,086	8.00
Bank	131,130	15.66	50,240	6.00	66,986	8.00
Total Capital to Risk Weighted Assets:
Company	152,440	18.18	67,086	8.00	83,858	10.00
Bank	139,809	16.70	66,986	8.00	83,733	10.00
Common Equity Tier 1 Capital:
Company	143,761	17.14	37,736	4.50	54,508	6.50
Bank	131,130	15.66	37,680	4.50	54,426	6.50

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:	(Dollars in Thousands)
Tier 1 Capital to Average Assets	$123,862	9.37%	$52,876	4.00%	$66,095	5.00%
Tier 1 Capital to Risk Weighted Assets	123,862	14.86	33,341	4.00	50,012	6.00
Total Capital to Risk Weighted Assets	132,306	15.87	66,695	8.00	83,369	10.00
Tangible Equity Ratio	123,862	9.37	19,828	1.50	N/A	N/A

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios, but not the leverage ratio. On January 1, 2016, the Company and the Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the minimum common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

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

•
Securities available for sale. Included in the available for sale category are debt securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes a nationally-recognized, third-party pricing service to estimate fair value measurements for the majority of its portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data, but these prices do not represent binding quotes. The fair value prices on all investments are reviewed for reasonableness by management. Securities measured at fair value in Level 3 include one collateralized debt obligation that is backed by trust preferred securities issued by banks and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels. The Company estimates future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

•	Federal Home Loan Bank stock. The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption provisions of the FHLB.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2015.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$25,242	$47,176	$—	$72,418
Government-sponsored enterprises	—	27,676	—	27,676
Mortgage-backed securities	—	64,341	—	64,341
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,138	1,138
Obligations of state and political subdivisions	—	3,212	—	3,212
Tax-exempt securities	—	6,711	—	6,711
Forward loan sale commitments and derivative loan commitments	—	—	107	107
Total assets	$25,242	$150,116	$1,245	$176,603

Liabilities:
Interest rate swap agreements	$—	$238	$—	$238
Total liabilities	$—	$238	$—	$238

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$21,001	$45,390	$—	$66,391
Government-sponsored enterprises	—	27,488	—	27,488
Mortgage-backed securities	—	67,103	—	67,103
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,181	1,181
Obligations of state and political subdivisions	—	3,200	—	3,200
Tax-exempt securities	—	6,677	—	6,677
Forward loan sale commitments and derivative loan commitments	—	—	59	59
Total assets	$21,001	$150,858	$1,240	$173,099

Liabilities:
Interest rate swap agreements	$—	$271	$—	$271
Total liabilities	$—	$271	$—	$271

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2014	$1,181	$59
Total realized and unrealized gains included in net income	—	48
Total unrealized losses included in other comprehensive income	(43)	—
Balance at March 31, 2015	$1,138	$107

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at March 31, 2015 and December 31, 2014. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014.

	At March 31, 2015			At December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$399	$—	$—	$356
Other real estate owned	—	—	1,324	—	—	1,271
Total assets	$—	$—	$1,723	$—	$—	$1,627

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Impaired loans	$215	$56
Other real estate owned	—	35
Total losses	$215	$91

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
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2015 and December 31, 2014. The estimated fair value amounts at March 31, 2015 and December 31, 2014 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of March 31, 2015 and December 31, 2014, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$52,677	$52,677	$—	$—	$52,677
Available for sale securities	176,496	25,242	150,116	1,138	176,496
Loans held for sale	562	—	—	609	609
Loans receivable, net	1,043,160	—	—	1,064,023	1,064,023
Federal Home Loan Bank stock	10,333	—	—	10,333	10,333
Accrued interest receivable	3,835	—	—	3,835	3,835
Financial Liabilities:
Deposits	1,029,647	—	—	1,032,371	1,032,371
Mortgagors' and investors' escrow accounts	2,039	—	—	2,039	2,039
Federal Home Loan Bank advances	144,006	—	145,280	—	145,280
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,445	—	5,445
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	63	—	—	63	63
Forward loan sale commitments	44	—	—	44	44
Liabilities:
Interest rate swap agreements	238	—	238	—	238

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$39,251	$39,251	$—	$—	$39,251
Available for sale securities	173,040	21,001	150,858	1,181	173,040
Loans held for sale	747	—	—	747	747
Loans receivable, net	1,044,864	—	—	1,063,121	1,063,121
Federal Home Loan Bank stock	10,333	—	—	10,333	10,333
Accrued interest receivable	3,853	—	—	3,853	3,853
Financial Liabilities:
Deposits	1,010,713	—	—	1,013,614	1,013,614
Mortgagors' and investors' escrow accounts	3,600	—	—	3,600	3,600
Federal Home Loan Bank advances	148,277	—	149,380	—	149,380
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,815	—	5,815
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	59	—	—	59	59
Liabilities:
Interest rate swap agreements	271	—	271	—	271

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

At March 31, 2015 and December 31, 2014, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	March 31, 2015	December 31, 2014

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.27%	0.24%
Weighted average maturity in years	0.7	1.0
Unrealized loss relating to interest rate swap	$119	$157

At March 31, 2015 and December 31, 2014, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended March 31, 2015 and December 31, 2014 related to the balance sheet hedging of long-term debt indicate the hedge was 100% effective and there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The Company had posted collateral of $400,000 in the normal course of business for a derivative instrument, with a credit-related contingent feature, that was in a net liability position at March 31, 2015 and December 31, 2014.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in noninterest income.

Interest Rate Swap Agreement - In 2012, management entered into an interest rate swap agreement that does not meet the strict hedge accounting requirements of FASB's "Derivatives and Hedging" standard to manage the Company's exposure to interest rate movements and other identified risks. At March 31, 2015 and December 31, 2014, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.28%	0.25%
Weighted average maturity in years	1.8	2.0
Unrealized loss relating to interest rate swap	$119	$114

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

The Company reported a loss in fair value on the interest rate swap not designated as a hedge of $5,000 for the three months ended March 31, 2015 and a gain in fair value of $17,000 for the three months ended March 31, 2014 in noninterest income.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the values of these loan commitments decrease. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated mortgage loan commitments was $5.0 million at March 31, 2015. At March 31, 2015, the fair value of such commitments was a net asset of $63,000.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesiginated forward loan sale commitments was $3.7 million at March 31, 2015. At March 31, 2015, the fair value of such commitments was a net asset of $44,000.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at March 31, 2015 and December 31, 2014.

		March 31, 2015		December 31, 2014
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(119)	$8,000	$(157)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(119)	15,000	(114)
Derivative loan commitments	Other Assets	5,049	63	6,436	59
Forward loan sale commitments	Other Assets	3,681	44	2,754	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2015 and December 31, 2014 and the results of operations for the three months ended March 31, 2015 and 2014. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the determination of allowance for loan losses, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2014 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Assets:
Summary. Assets increased $14.9 million, or 1.1%, to $1.37 billion at March 31, 2015, principally due to increases of $13.4 million in cash and cash equivalents and $3.5 million in available for sale securities, partially offset by a reduction in net loans receivable of $1.7 million.

Loans Receivable, Net. Contributing to the decrease of $1.7 million in net loans receivable were reductions in multi-family and commercial real estate loans and SBA and USDA guaranteed loans, offset by increases in construction, condominium association and other commercial business loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 41.0% of the total loan portfolio at March 31, 2015 and remained stable at $430.7 million. Residential mortgage loan originations increased $12.0 million, or 121.7%, during the first quarter of 2015 over the comparable period in 2014, as a result of lower interest rates and increased activity in the housing market.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 28.1% of total loans at March 31, 2015 and decreased $3.3 million, or 1.1%, during the first quarter of 2015. Loan originations for multi-family and commercial real estate loans were $11.8 million, representing an increase of $2.4 million during the first quarter of 2015 compared to the same period in 2014.

•	Construction. Construction loans, which include both residential and commercial construction loans, increased $1.8 million for the first quarter of 2015 as a result of commercial construction volume.

•
Commercial Business. Commercial business loans represented 24.1% of total loans at March 31, 2015. Commercial business loans increased $676,000, or 0.3%, for the first quarter of 2015 primarily due to increases of $1.3 million and $1.1 million in condominium association loans and other commercial loans, respectively, offset by a decrease of $2.6 million in SBA and USDA guaranteed loans. Commercial business loan originations decreased $10.5 million, offset by an increase of $10.8 million in purchased commercial business loans for the first quarter of 2015 compared to the same period in 2014. At March 31, 2015, unfunded lines of credit related to time share lending totaled $29.9 million as a result of an experienced lender dedicated to identifying new opportunities for growth within the time share industry.

•
Consumer. Consumer loans represented 5.3% of the Company’s total loan portfolio at March 31, 2015. Consumer loans decreased $707,000 during the first quarter of 2015 primarily as a result of a decrease of $500,000 in indirect automobile loans. Loan originations for consumer loans totaled $4.6 million, representing a decrease of $1.3 million, for the first quarter of 2015 over the comparable period in 2014.

The allowance for loan losses totaled $8.1 million at March 31, 2015 compared to $7.8 million at December 31, 2014. The ratio of the allowance for loan losses to total loans increased to 0.77% at March 31, 2015 from 0.74% at December 31, 2014. This was necessitated by an increase in commercial loans (other than non-guaranteed SBA and USDA loans) which carry a higher degree of risk than other loans held in portfolio and a reduction in guaranteed SBA and USDA loans which require no reserve.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	March 31 2015	December 31, 2014
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$2,954	$3,167
Multi-family and commercial	1,089	907
Total real estate loans	4,043	4,074
Commercial business loans - Other	693	446
Consumer loans:
Home equity	24	23
Total nonaccrual loans	4,760	4,543
Accruing loans past due 90 days or more	—	459
Total nonperforming loans (1)	4,760	5,002
Other real estate owned, net (2)	1,324	1,271
Total nonperforming assets	6,084	6,273
Accruing troubled debt restructurings	3,393	3,387
Total nonperforming assets and troubled debt restructurings	$9,477	$9,660

Allowance for loan losses as a percent of nonperforming loans	169.81%	155.88%
Total nonperforming loans to total loans	0.45%	0.48%
Total nonperforming loans to total assets	0.35%	0.37%
Total nonperforming assets and troubled debt restructurings to total assets	0.69%	0.72%

(1) Includes nonperforming TDRs totaling $410,000 and $603,000 at March 31, 2015 and December 31, 2014, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The decrease in nonperforming assets was primarily due to a decrease in loans past due 90 days or more at March 31, 2015. Nonperforming residential mortgage loans decreased $213,000 during the first quarter of 2015, while commercial business loans and multi-family and commercial real estate loans increased $247,000 and $182,000, respectively.

Other real estate owned increased $53,000 to $1.3 million from December 31, 2014 to March 31, 2015, due to the addition of one residential property and capital improvements on one commercial property. At March 31, 2015, other real estate owned included four commercial properties and one residential property.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, a combination of deferred principal payments and interest rate concessions or a combination of maturity extensions and interest rate concessions. TDRs decreased to $3.8 million at March 31, 2015, compared to $4.0 million at December 31, 2014. Of the TDRs, $3.4 million were performing in accordance with their restructured terms at both March 31, 2015 and December 31, 2014. The Company anticipates that these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $13.6 million, or 1.1%, to $1.21 billion at March 31, 2015 compared to $1.19 billion at December 31, 2014. Deposits increased $18.9 million, or 1.9%, which included increases in NOW and money market accounts and certificates of deposit of $22.4 million and $6.1 million, respectively, partially offset by decreases of $8.4 million and $1.3 million in noninterest-bearing demand deposits and savings accounts, respectively. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings (including subordinated debt) decreased $4.3 million from $156.5 million at December 31, 2014 to $152.3 million at March 31, 2015, resulting from net repayments of FHLB advances.

Equity:
Summary. Shareholders’ equity increased $1.3 million from $157.7 million at December 31, 2014 to $159.0 million at March 31, 2015. The increase in shareholders’ equity was attributable to net income of $921,000, an increase in net unrealized gain on available for sale securities aggregating $702,000 (net of taxes) and the exercise of stock options of $2.2 million, partially offset by common shares repurchased totaling $2.3 million and dividends declared of $493,000.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap designated as a hedge, net of taxes. The net unrealized gains on available for sale securities, net of taxes, totaled $901,000 at March 31, 2015 compared to net unrealized gains of $199,000 at December 31, 2014. The net unrealized loss on the interest rate swap, net of taxes, totaled $79,000 at March 31, 2015 compared to $104,000 at December 31, 2014.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

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

Summary. The Company reported net income of $921,000 for the quarter ended March 31, 2015 compared to $906,000 for the quarter ended March 31, 2014.

Interest and Dividend Income. Interest and dividend income decreased $601,000, or 5.0%, to $11.5 million for the quarter ended March 31, 2015, compared to the same period in 2014. The decrease in interest and dividend income was primarily due to both a lower average yield and lower average balance on loans versus the same period in 2014. Interest income on loans and securities reflect net amortization of $171,000 for the quarter ended March 31, 2015 and net accretion of $86,000 for the quarter ended March 31, 2014, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the three months ended March 31, 2015 decreased 15 basis points to 3.73% compared to 3.88% for the three months ended March 31, 2014. Average interest-earning assets decreased $14.6 million to $1.25 billion during the first quarter of 2015, due to a decrease in the average balance of loans of $15.0 million and other interest-earning assets of $390,000, offset by an increase of $748,000 in the average balance of securities compared to the same quarter in 2014.

Interest Expense. For the quarter ended March 31, 2015, interest expense decreased $37,000, or 1.8%, resulting from a lower average balance of FHLB advances. Lower interest expense on interest-bearing liabilities reflect net accretion of $344,000 and $487,000 for the quarters ended March 31, 2015 and 2014, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. Average interest-bearing deposits increased $19.7 million to $879.3 million and the average rate paid increased 1 basis point to 0.63%. Increases in the average balance of certificates of deposit totaled $24.4 million, while the average balance of NOW and money market deposits and savings accounts decreased $3.8 million and $1.1 million, respectively. The average balance of FHLB advances decreased $32.4 million while the average rate increased 11 basis points to 1.66%.

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

	At or For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,038,229	$10,614	4.15%	$1,053,192	$11,087	4.27%
Securities (3)	186,630	857	1.86	185,882	985	2.15
Other interest-earning assets	24,514	19	0.31	24,904	13	0.21
Total interest-earning assets	1,249,373	11,490	3.73	1,263,978	12,085	3.88

Noninterest-earning assets	106,269			92,965
Total assets	$1,355,642			$1,356,943

Interest-bearing liabilities:
Deposits:
Business checking	$263	$—	—%	$101	$—	—%
NOW and money market	452,910	132	0.12	456,713	150	0.13
Savings (4)	45,086	18	0.16	46,142	20	0.18
Certificates of deposit (5)	381,051	1,218	1.30	356,621	1,149	1.31
Total interest-bearing deposits	879,310	1,368	0.63	859,577	1,319	0.62

Federal Home Loan Bank advances	145,558	596	1.66	177,930	682	1.55
Subordinated debt	8,248	83	4.08	8,248	83	4.08
Total interest-bearing liabilities	1,033,116	2,047	0.80	1,045,755	2,084	0.81

Noninterest-bearing liabilities	164,331			156,138
Total liabilities	1,197,447			1,201,893

Total shareholders' equity	158,195			155,050

Total liabilities and shareholders' equity	$1,355,642			$1,356,943

Net interest-earning assets	$216,257			$218,223

Tax equivalent net interest income (3)		9,443			10,001

Tax equivalent interest rate spread (6)			2.93%			3.07%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.07%			3.21%

Average of interest-earning assets to average interest-bearing liabilities			120.93%			120.87%

Less tax equivalent adjustment (3)		(20)			(14)

Net interest income		$9,423			$9,987

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

	Three Months Ended March 31, 2015 and 2014
	Increase (Decrease) Due To
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(317)	$(156)	$(473)
Securities (3)	(132)	4	(128)
Other interest-earning assets	6	—	6
Total interest-earning assets	(443)	(152)	(595)
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(28)	77	49
Federal Home Loan Bank advances	31	(117)	(86)
Total interest-bearing liabilities	3	(40)	(37)
Change in net interest income	$(446)	$(112)	$(558)

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

Provision for Loan Losses. The provision for loan losses decreased $95,000 for the first quarter of 2015 compared to the same period in 2014, as a result of reductions in nonperforming loans, a decrease in charge-offs and reserves for impaired loans. At March 31, 2015, nonperforming loans totaled $4.8 million, compared to $6.0 million at March 31, 2014, resulting from decreases in nonperforming residential mortgage loans and multi-family and commercial mortgage loans of $928,000 and $609,000, respectively. Net loan charge-offs were $49,000 and $94,000 for the quarters ended March 31, 2015 and 2014, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,648	$1,718	$(70)	(4.1)%
Wealth management fees	298	323	(25)	(7.7)
Increase in cash surrender value of bank-owned life insurance	162	142	20	14.1
Net gain on sales of securities	—	35	(35)	(100.0)
Mortgage banking	147	160	(13)	(8.1)
Net gain (loss) on fair value of derivatives	(5)	17	(22)	(129.4)
Other	87	377	(290)	(76.9)
Total noninterest income	$2,337	$2,772	$(435)	(15.7)%

Decreases in other noninterest income, service fees and wealth management fees contributed to lower noninterest income during 2015, partially offset by an increase in the cash surrender value of bank owned life insurance policies for 2015. Service fees and wealth management fees decreased $70,000 and $25,000, respectively, compared to the same period in the prior year, as a result of a reduction in overdraft privilege fees and lower trust and investment service fees. Other noninterest income declined $290,000 for the first quarter of 2015 over the comparable period in 2014. For the first quarter in 2014, other noninterest income included the reimbursement of $250,000 in legal fees and other foreclosure expenses incurred in a prior period on two commercial loans.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,944	$5,200	$(256)	(4.9)%
Occupancy and equipment	2,053	2,107	(54)	(2.6)
Computer and electronic banking services	1,297	1,352	(55)	(4.1)
Outside professional services	466	449	17	3.8
Marketing and advertising	246	226	20	8.8
Supplies	148	168	(20)	(11.9)
FDIC deposit insurance and regulatory assessments	245	349	(104)	(29.8)
Core deposit intangible amortization	150	164	(14)	(8.5)
Other real estate operations	82	169	(87)	(51.5)
Other	430	770	(340)	(44.2)
Total noninterest expenses	$10,061	$10,954	$(893)	(8.2)%

Noninterest expenses decreased $893,000 for the first quarter of 2015 compared to the same period in 2014. Salaries and employee benefits declined $256,000, resulting from a reduction in staffing levels year-over-year. The Bank's conversion to a state-chartered financial institution effective in December 2014 contributed to the decrease of $104,000 in the regulatory assessment for the first quarter of 2015. Costs associated with other real estate owned declined $87,000 during the first quarter of 2015. Additionally, computer and occupancy expenses decreased $55,000 and $54,000, respectively, for the first quarter of 2015 compared to the same period in 2014 due primarily to savings in electronic banking services and efficiencies in the phone system. For the comparable period in 2014, higher other noninterest expenses included fraudulent debit card transactions of $240,000 and prepayment penalties totaling $75,000 for the early extinguishment of certain Federal Home Loan Bank borrowings.

Income Tax Provision. The provision for income taxes decreased $26,000 for the quarter ended March 31, 2015 compared to the same period in 2014. The effective tax rate for the quarters ended March 31, 2015 and 2014 was 32.5% and 34.1%, respectively. The lower effective tax rate for the quarter ended March 31, 2015 was due to lower pre-tax income.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $52.7 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $176.5 million at March 31, 2015. In addition, at March 31, 2015, the Bank had the ability to borrow an additional $116.0 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $144.0 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the three months months ended March 31, 2015, the Bank originated $48.8 million of loans and purchased $10.3 million of securities and $11.3 million of loans. For the year ended December 31, 2014, the Bank originated $168.0 million of loans and purchased $36.2 million of securities and $59.9 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $17.4 million for the three months months ended March 31, 2015. Certificates of deposit due within one year of March 31, 2015 totaled $179.7 million, or 17.5% of total deposits. Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

FHLB advances decreased $4.3 million during the three months months ended March 31, 2015 and decreased $28.0 million during the year ended December 31, 2014.

The Company repurchased 193,549 shares of the Company's common stock at a cost of $2.3 million during the first three months months of 2015 and 74,441 shares of the Company’s common stock at a cost of $758,000 during the year ended December 31, 2014. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2014 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year cannot exceed net profits for that year to date plus retained net profits (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At March 31, 2015, SI Financial Group had cash and cash equivalents of $11.2 million and available for sale securities of $4.0 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2014. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2014 and March 31, 2015.

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

Financial instruments whose contract amounts represent credit risk at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$16,833	$26,170
Undisbursed construction loans	23,956	25,107
Undisbursed home equity lines of credit	46,964	45,403
Undisbursed commercial lines of credit	57,680	60,363
Overdraft protection lines	1,258	1,230
Standby letters of credit	144	81
Total commitments	$146,835	$158,354

Future loan commitments at March 31, 2015 and December 31, 2014 included fixed-rate loan commitments of $8.1 million and $10.8 million, respectively, at interest rates ranging from 2.75% to 5.50% and 3.00% to 5.75%, respectively.

The Bank is a limited partner in two small business investment corporations ("SBICs"). At March 31, 2015, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $1.5 million. The Bank recorded no write downs of the SBICs during the three months ended March 31, 2015 and 2014.

For the three months months ended March 31, 2015, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk
The primary market risk affecting the financial condition and operating results of the Company is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates. The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of its earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. The Company’s strategy for managing interest rate risk generally is to emphasize the origination of adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company purchases variable-rate SBA and USDA loans in the secondary market that are fully guaranteed by the U.S. government. These loans have a significantly shorter duration than fixed-rate mortgage loans. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold more longer-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk. The Company offers 10-year fixed-rate mortgage loans that it retains in its portfolio. The Company may offer attractive rates for existing certificates of deposit accounts to extend their maturities. The Company also uses shorter-term investment securities and longer-term borrowings from the FHLB to help manage interest rate risk.

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

In July 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million, whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed rate of 2.44%. The agreement was effective on December 15, 2010 and terminates on December 15, 2015. This agreement was designated as a cash flow hedge against the trust preferred securities issued by SI Capital Trust II. This effectively fixes the interest rate on the $8.0 million of trust preferred securities at 4.14% for the period of December 15, 2010 through December 15, 2015.

In January 2012, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $15.0 million, whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed rate of 1.26%. The agreement was effective on January 11, 2012 and terminates on January 11, 2017. This agreement was not designated as a hedging instrument.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2015.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(2.10)%	(3.44)%
200 basis point increase in rates	(0.46)	(1.45)
300 basis point increase in rates	(0.38)	(0.99)

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates decreased 100 basis points and only minimally impacted if rates increased 300 and 200 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB advances to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities. Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate of interest, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A.  “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially and adversely affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended March 31, 2015 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2015	—	$—	—	—
February 1 - 28, 2015	5,841	11.78	—	—
March 1 - 31, 2015	187,708	12.15	12,300	617,700
Total	193,549	$12.14	12,300

(1) On March 12, 2015, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 630,000 shares, of its common stock from time to time, depending on market conditions. The stock repurchase program will continue until it is completed or terminated by the Board of Directors.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	May 7, 2015	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	May 7, 2015	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)