Form 10-Q
period 2015-06-30
SI Financial Group, Inc.
filed 2015-08-05
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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
Yes ☐    No  ☒

As of July 31, 2015, there were 12,227,845 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	June 30, 2015	December 31, 2014
ASSETS:
Cash and due from banks:
Noninterest-bearing	$16,693	$18,965
Interest-bearing	22,892	20,286
Total cash and cash equivalents	39,585	39,251

Available for sale securities, at fair value	170,803	173,040
Loans held for sale	1,240	747
Loans receivable (net of allowance for loan losses of $8,437 at June 30, 2015 and $7,797 at December 31, 2014)	1,100,772	1,044,864
Federal Home Loan Bank stock, at cost	10,962	10,333
Federal Reserve Bank stock, at cost	3,621	—
Bank-owned life insurance	21,609	21,306
Premises and equipment, net	22,130	21,711
Goodwill and other intangibles	18,396	18,697
Accrued interest receivable	4,033	3,853
Deferred tax asset, net	7,861	8,048
Other real estate owned, net	1,420	1,271
Other assets	6,917	7,412
Total assets	$1,409,349	$1,350,533

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$150,920	$146,062
Interest-bearing	879,208	864,651
Total deposits	1,030,128	1,010,713

Mortgagors' and investors' escrow accounts	3,900	3,600
Federal Home Loan Bank advances	192,193	148,277
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	22,259	21,956
Total liabilities	1,256,728	1,192,794

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,227,845 shares and 12,776,426 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	122	128
Additional paid-in-capital	124,771	125,459
Unallocated common shares held by ESOP	(3,888)	(4,128)
Unearned restricted shares	(1,115)	(1,312)
Retained earnings	32,449	37,497
Accumulated other comprehensive income	282	95
Total shareholders' equity	152,621	157,739
Total liabilities and shareholders' equity	$1,409,349	$1,350,533

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$10,931	$10,667	$21,545	$21,754
Securities:
Taxable interest	717	894	1,450	1,774
Tax-exempt interest	27	59	86	101
Dividends	96	48	141	97
Other	19	15	38	28
Total interest and dividend income	11,790	11,683	23,260	23,754

Interest expense:
Deposits	1,379	1,359	2,747	2,678
Federal Home Loan Bank advances	682	637	1,278	1,319
Subordinated debt and other borrowings	84	84	167	167
Total interest expense	2,145	2,080	4,192	4,164

Net interest income	9,645	9,603	19,068	19,590

Provision for loan losses	360	415	695	845

Net interest income after provision for loan losses	9,285	9,188	18,373	18,745

Noninterest income:
Service fees	1,692	1,785	3,340	3,503
Wealth management fees	315	310	613	633
Increase in cash surrender value of bank-owned life insurance	142	144	303	286
Net gain on sales of securities	132	29	132	64
Mortgage banking	130	155	277	315
Net loss on fair value of derivatives	(10)	(26)	(15)	(9)
Other	209	65	297	442
Total noninterest income	2,610	2,462	4,947	5,234

Noninterest expenses:
Salaries and employee benefits	5,129	5,031	10,073	10,231
Occupancy and equipment	1,791	1,862	3,844	3,969
Computer and electronic banking services	1,458	1,313	2,755	2,665
Outside professional services	508	553	974	1,002
Marketing and advertising	274	312	520	538
Supplies	144	151	292	319
FDIC deposit insurance and regulatory assessments	248	301	493	650
Core deposit intangible amortization	151	149	301	313
Other real estate operations	202	62	284	231
Other	501	603	931	1,373
Total noninterest expenses	10,406	10,337	20,467	21,291

Income before income tax provision	1,489	1,313	2,853	2,688
Income tax provision	484	399	927	868
Net income	$1,005	$914	$1,926	$1,820

Earnings per share:
Basic	$0.08	$0.07	$0.16	$0.15
Diluted	$0.08	$0.07	$0.16	$0.15

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,005	$914	$1,926	$1,820
Other comprehensive income (loss), net of tax:
Available for sale securities:
Net unrealized holding gains (losses)	(480)	588	222	928
Reclassification adjustment for gains recognized in net income (1)	(87)	(19)	(87)	(42)
Net unrealized holding gains (losses) on available for sale securities	(567)	569	135	886
Net unrealized gain on interest-rate swap derivative	27	23	52	46
Other comprehensive income (loss)	(540)	592	187	932
Comprehensive income	$465	$1,506	$2,113	$2,752

(1) Amounts are included in net gain on sales of securities in noninterest income on the consolidated statements of income. Income tax expense associated with the reclassification adjustment for both the three and six months ended June 30, 2015 was $45,000 and for the three and six months ended June 30, 2014, was $10,000 and $22,000, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2014	12,776,426	$128	$125,459	$(4,128)	$(1,312)	$37,497	$95	$157,739
Comprehensive income	—	—	—	—	—	1,926	187	2,113
Cash dividends declared ($0.08 per share)	—	—	—	—	—	(973)	—	(973)
Equity incentive plans compensation	—	—	155	—	197	—	—	352
Allocation of 24,318 ESOP shares	—	—	43	240	—	—	—	283
Tax benefit from share-based compensation	—	—	5	—	—	—	—	5
Stock options exercised	296,648	3	3,263	—	—	—	—	3,266
Common shares repurchased	(845,229)	(9)	(4,154)	—	—	(6,001)	—	(10,164)
Balance at June 30, 2015	12,227,845	$122	$124,771	$(3,888)	$(1,115)	$32,449	$282	$152,621

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,926	$1,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	695	845
Employee stock ownership plan expense	283	282
Equity incentive plan expense	352	381
Excess tax benefit from share-based compensation	(5)	(3)
Amortization of investment premiums and discounts, net	586	512
Amortization of loan premiums and discounts, net	938	641
Depreciation and amortization of premises and equipment	1,372	1,277
Amortization of core deposit intangible	301	313
Amortization of deferred debt issue costs	13	66
Net gain on sales of securities	(132)	(64)
Net loss on fair value of derivatives	15	9
Deferred income tax provision (benefit)	89	(46)
Loans originated for sale	(14,134)	(8,497)
Proceeds from sale of loans held for sale	13,729	9,761
Net gain on sales of loans held for sale	(156)	(185)
Net loss on sales or write-downs of other real estate owned	122	39
Increase in cash surrender value of bank-owned life insurance	(303)	(286)
Impairment charge on long-lived assets	—	175
Change in operating assets and liabilities:
Accrued interest receivable	(180)	124
Other assets	568	2,488
Accrued expenses and other liabilities	367	1,283
Net cash provided by operating activities	6,446	10,935

Cash flows from investing activities:
Purchases of available for sale securities	(22,407)	(20,675)
Proceeds from sales of available for sale securities	9,703	1,109
Proceeds from maturities of and principal repayments on available for sale securities	14,693	18,191
Purchases of Federal Home Loan Bank stock	(629)	—
Purchases of Federal Reserve Bank stock	(3,621)	—
Redemption of Federal Home Loan Bank stock	—	1,160
Loan principal collections, net of originations	9,366	33,484
Purchases of loans	(67,240)	(25,832)
Proceeds from sales of other real estate owned	62	816
Purchases of premises and equipment	(1,791)	(1,158)
Net cash provided by (used in) investing activities	(61,864)	7,095

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Net increase in deposits	19,415	21,472
Net increase in mortgagors' and investors' escrow accounts	300	87
Proceeds from Federal Home Loan Bank advances	78,478	10,000
Repayments of Federal Home Loan Bank advances	(34,575)	(27,797)
Excess tax benefit from share-based compensation	5	3
Cash dividends on common stock	(973)	(739)
Stock options exercised	703	352
Common shares repurchased	(7,601)	(316)
Net cash provided by financing activities	55,752	3,062

Net change in cash and cash equivalents	334	21,092
Cash and cash equivalents at beginning of period	39,251	27,321
Cash and cash equivalents at end of period	$39,585	$48,413

Supplemental cash flow information:
Interest paid	$4,199	$4,201
Income taxes received, net	470	850
Transfer of loans to other real estate owned	385	90
Stock options exercised by net-share settlement	2,563	190

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2014 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the year ending December 31, 2015 or for any other period.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheets and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes and the impairment of long-lived assets.

Reclassifications
Amounts in the Company’s prior year consolidated financial statements are reclassified to conform to the current year presentation.  Such reclassifications have no effect on net income.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

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
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

•
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

•
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

•
Construction – This segment includes loans to individuals, and to a lesser extent, builders to finance the construction of residential dwellings. The Bank also originates construction loans for commercial development projects. Upon the completion of construction, the loan generally converts to a permanent mortgage loan. Credit risk is affected by cost overruns, correct estimates of the sale price of the property, time to sell at an adequate price and market conditions.

•
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

•
Consumer – Loans in this segment primarily include home equity lines of credit (representing both first and second liens), indirect automobile loans and, to a lesser extent, loans secured by marketable

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

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
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

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
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

common stock equivalents relate solely to stock options. Repurchased common shares and unallocated common shares held by the Bank’s ESOP are not deemed outstanding for earnings per share calculations.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 333,728 and 353,332 for the three and six months ended June 30, 2015, respectively, and 384,289 and 389,393 for the three and six months ended June 30, 2014, respectively.

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$1,005	$914	$1,926	$1,820

Weighted average common shares outstanding:
Basic	12,006,510	12,341,727	12,160,268	12,318,604
Effect of dilutive stock options	25,103	45,706	31,872	46,979
Diluted	12,031,613	12,387,433	12,192,140	12,365,583

Earnings per share:
Basic	$0.08	$0.07	$0.16	$0.15
Diluted	$0.08	$0.07	$0.16	$0.15

NOTE 3.  SECURITIES

Available for Sale Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$70,210	$505	$(233)	$70,482
Government-sponsored enterprises	21,346	197	(1)	21,542
Mortgage-backed securities:(1)
Agency - residential	71,620	806	(934)	71,492
Non-agency - residential	241	2	(5)	238
Corporate debt securities	1,000	—	—	1,000
Collateralized debt obligation	1,153	—	(5)	1,148
Obligations of state and political subdivisions	1,535	145	—	1,680
Tax-exempt securities	3,191	31	(1)	3,221
Total available for sale securities	$170,296	$1,686	$(1,179)	$170,803

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

The amortized cost and fair value of debt securities by contractual maturities at June 30, 2015 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities ("MBS") are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$2,540	$2,548
After 1 but within 5 years	46,068	46,543
After 5 but within 10 years	10,699	10,713
After 10 years	39,128	39,269
	98,435	99,073
Mortgage-backed securities	71,861	71,730
Total debt securities	$170,296	$170,803

The following is a summary of realized gains and losses on the sales of securities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Gross gains on sales	$132	$29	$132	$64
Gross losses on sales	—	—	—	—
Net gain on sales of securities	$132	$29	$132	$64

Proceeds from the sale of available for sale securities were $9.7 million for both the three and six months ended June 30, 2015, and $1.0 million and $1.1 million for the three and six months ended June 30, 2014, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$8,400	$39	$15,373	$194	$23,773	$233
Government sponsored enterprises	998	1	—	—	998	1
Mortgage-backed securities:
Agency - residential	7,497	18	29,568	916	37,065	934
Non-agency - residential	—	—	118	5	118	5
Collateralized debt obligation	1,148	5	—	—	1,148	5
Tax-exempt securities	585	1	—	—	585	1
Total	$18,628	$64	$45,059	$1,115	$63,687	$1,179

	Less Than 12 Months		12 Months Or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$9,273	$15	$16,655	$211	$25,928	$226
Government-sponsored enterprises	6,974	4	3,973	63	10,947	67
Mortgage-backed securities:
Agency - residential	4,251	122	32,127	943	36,378	1,065
Non-agency - residential	—	—	127	4	127	4
Collateralized debt obligation	1,181	7	—	—	1,181	7
Obligations of state and political subdivisions	—	—	668	6	668	6
Tax-exempt securities	1,141	3	—	—	1,141	3
Total	$22,820	$151	$53,550	$1,227	$76,370	$1,378

At June 30, 2015, thirty-one debt securities with gross unrealized losses had aggregate depreciation of approximately 1.82% of the Company’s amortized cost basis. The majority of the unrealized losses are related to the Company’s agency MBS. There were no investments deemed other-than-temporarily impaired for the three and six months ended June 30, 2015 and 2014. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements that the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at June 30, 2015.

U.S. Government and Agency Obligations. The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Government Sponsored Enterprises. The unrealized losses on the Company's government sponsored enterprises were caused by interest rate movement. The contractual cash flows of these investments are guaranteed by a

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

government sponsored agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. As a result of (1) the decline in market value being attributable to changes in interest rates and not credit quality, (2) the Company's position that it does not intend to sell these securities and (3) it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Mortgage-backed Securities - Non-agency - Residential. The unrealized losses on the Company's non-agency - residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit losses were identified. Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be maturity, the Company did not consider this investment to be other-than-temporarily impaired at June 30, 2015.

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

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company's PTPS. Management also reviewed analytics provided by the trustee and independent OTTI reviews and associated cash flow analyses performed by an independent third party. The unrealized losses on the Company's PTPS investment were caused by a lack of liquidity, credit downgrades and decreasing credit support. The increased number of bank and insurance company failures has decreased the level of credit support for this investment. A number of lower tranches have foregone payments or have received payment in kind through increased principal allocations. However, the number of deferring securities has been decreasing and a number of reinstatements have occurred recently. The Company's PTPS was upgraded to investment grade and based on its senior credit profile, management does not believe this investment will suffer from any further credit-related losses. Because the Company does not intend to sell the investment and it is not more likely than not the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company did not record impairment losses as of June 30, 2015.

Tax-exempt Securities. The unrealized losses on the Company's tax-exempt securities relate to one set of municipal general obligation bonds. The unrealized losses were mainly attributable to the widening of interest rate spreads for these securities since the purchase date. Management monitors the financial data of the individual municipalities to ensure that they meet minimum credit standards. Since the Company does not intend to sell this security before recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at June 30, 2015.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$430,869	$430,575
Multi-family and commercial	302,659	298,320
Construction	19,567	13,579
Total real estate loans	753,095	742,474

Commercial business loans:
SBA and USDA guaranteed	160,250	118,466
Time share	46,712	45,669
Condominium association	23,148	21,386
Other	67,464	66,446
Total commercial business loans	297,574	251,967

Consumer loans:
Home equity	52,346	51,093
Indirect automobile	2,731	3,692
Other	1,869	1,864
Total consumer loans	56,946	56,649

Total loans	1,107,615	1,051,090

Deferred loan origination costs, net of fees	1,594	1,571
Allowance for loan losses	(8,437)	(7,797)
Loans receivable, net	$1,100,772	$1,044,864

The Company purchased commercial business loans totaling $67.2 million during the six months months ended June 30, 2015. For the twelve months ended December 31, 2014, the Company purchased commercial loans totaling $59.9 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 are as follows:

Three Months Ended June 30, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$976	$3,646	$292	$2,566	$602	$8,082
Provision for loan losses	19	117	142	51	31	360
Loans charged-off	(11)	—	—	—	—	(11)
Recoveries of loans previously charged-off	2	3	—	1	—	6
Balance at end of period	$986	$3,766	$434	$2,618	$633	$8,437

Six Months Ended June 30, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$955	$3,607	$254	$2,382	$599	$7,797
Provision for loan losses	44	176	180	260	35	695
Loans charged-off	(46)	(20)	—	(25)	(1)	(92)
Recoveries of loans previously charged-off	33	3	—	1	—	37
Balance at end of period	$986	$3,766	$434	$2,618	$633	$8,437

Three Months Ended June 30, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$948	$3,602	$184	$1,995	$523	$7,252
Provision for loan losses	125	5	37	213	35	415
Loans charged-off	(106)	(143)	—	—	(4)	(253)
Recoveries of loans previously charged-off	17	1	—	—	13	31
Balance at end of period	$984	$3,465	$221	$2,208	$567	$7,445

Six Months Ended June 30, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$975	$3,395	$169	$1,875	$502	$6,916
Provision for loan losses	158	212	52	343	80	845
Loans charged-off	(180)	(143)	—	(13)	(33)	(369)
Recoveries of loans previously charged-off	31	1	—	3	18	53
Balance at end of period	$984	$3,465	$221	$2,208	$567	$7,445

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

Further information pertaining to the allowance for loan losses at June 30, 2015 and December 31, 2014 is as follows:

June 30, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$264	$43	$—	$124	$3	$434
Allowance for loans individually or collectively evaluated and not deemed to be impaired	722	3,723	434	2,494	630	8,003
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$986	$3,766	$434	$2,618	$633	$8,437

Loans individually evaluated and deemed to be impaired	$5,489	$2,258	$—	$1,183	$82	$9,012
Loans individually or collectively evaluated and not deemed to be impaired	425,013	296,749	19,567	296,043	56,864	1,094,236
Amount of loans acquired with deteriorated credit quality	367	3,652	—	348	—	4,367
Total loans	$430,869	$302,659	$19,567	$297,574	$56,946	$1,107,615

December 31, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$287	$52	$—	$20	$—	$359
Allowance for loans individually or collectively evaluated and not deemed to be impaired	668	3,555	254	2,362	599	7,438
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$955	$3,607	$254	$2,382	$599	$7,797

Loans individually evaluated and deemed to be impaired	$5,318	$1,872	$—	$470	$—	$7,660
Loans individually or collectively evaluated and not deemed to be impaired	424,885	292,215	13,579	251,140	56,649	1,038,468
Amount of loans acquired with deteriorated credit quality	372	4,233	—	357	—	4,962
Total loans	$430,575	$298,320	$13,579	$251,967	$56,649	$1,051,090

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

Past Due Loans
The following represents an aging of loans at June 30, 2015 and December 31, 2014:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6	$746	$1,357	$2,109	$428,760	$430,869
Multi-family and commercial	3,169	1,261	937	5,367	297,292	302,659
Construction	—	—	—	—	19,567	19,567
Commercial Business:
SBA and USDA guaranteed	988	—	—	988	159,262	160,250
Time share	—	—	—	—	46,712	46,712
Condominium association	—	—	—	—	23,148	23,148
Other	452	97	1,159	1,708	65,756	67,464
Consumer:
Home equity	358	—	42	400	51,946	52,346
Indirect automobile	40	8	—	48	2,683	2,731
Other	—	—	—	—	1,869	1,869
Total	$5,013	$2,112	$3,495	$10,620	$1,096,995	$1,107,615

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,194	$258	$1,602	$6,054	$424,521	$430,575	$—
Multi-family and commercial	768	794	775	2,337	295,983	298,320	—
Construction	—	—	—	—	13,579	13,579	—
Commercial Business:
SBA and USDA guaranteed	1,536	—	459	1,995	116,471	118,466	459
Time share	—	—	—	—	45,669	45,669	—
Condominium association	—	—	—	—	21,386	21,386	—
Other	50	—	446	496	65,950	66,446	—
Consumer:
Home equity	20	158	23	201	50,892	51,093	—
Indirect automobile	103	10	—	113	3,579	3,692	—
Other	—	—	—	—	1,864	1,864	—
Total	$6,671	$1,220	$3,305	$11,196	$1,039,894	$1,051,090	$459

The Company did not have any loans that were past due 90 days or more and still accruing interest at June 30, 2015.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at June 30, 2015 and December 31, 2014:

	Impaired Loans(1)
June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,695	$3,695	$—	$3,213
Multi-family and commercial	4,700	4,897	—	1,230
Commercial business - Other	1,083	1,083	—	711
Consumer - Home equity	42	42	—	42
Total impaired loans without valuation allowance	9,520	9,717	—	5,196

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,161	2,172	264	150
Multi-family and commercial	1,210	1,320	43	63
Commercial business - Other	448	448	124	448
Consumer - Home equity	40	40	3	40
Total impaired loans with valuation allowance	3,859	3,980	434	701
Total impaired loans	$13,379	$13,697	$434	$5,897

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport") merger, and performing troubled debt restructurings.

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

(1) Includes loans acquired with deteriorated credit quality from the Newport merger, and performing troubled debt restructurings.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At June 30, 2015 and December 31, 2014, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are committed to be advanced to those borrowers whose loans are deemed impaired.

Additional information related to impaired loans is as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,659	$26	$—	$5,652	$52	$1
Multi-family and commercial	5,823	68	—	5,996	147	—
Commercial business - Other	1,311	2	—	1,144	8	—
Consumer - Home equity	54	—	—	32	—	—
Total	$12,847	$96	$—	$12,824	$207	$1

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,136	$68	$42	$6,361	$90	$43
Multi-family and commercial	6,805	79	—	7,412	242	72
Commercial business - Other	946	11	5	1,206	28	15
Consumer - Home equity	46	1	1	89	1	1
Consumer - Other	20	—	—	10	—	—
Total	$13,953	$159	$48	$15,078	$361	$131

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
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

The following tables present the Company’s loans by risk rating at June 30, 2015 and December 31, 2014:

June 30, 2015	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$423,255	$1,631	$5,983	$—	$—	$430,869
Multi-family and commercial	—	276,165	12,946	13,548	—	—	302,659
Construction	—	19,567	—	—	—	—	19,567
Total real estate loans	—	718,987	14,577	19,531	—	—	753,095

Commercial Business:
SBA and USDA guaranteed	160,250	—	—	—	—	—	160,250
Time share	—	46,712	—	—	—	—	46,712
Condominium association	—	23,148	—	—	—	—	23,148
Other	—	62,282	2,624	2,558	—	—	67,464
Total commercial business loans	160,250	132,142	2,624	2,558	—	—	297,574

Consumer:
Home equity	—	52,144	72	130	—	—	52,346
Indirect automobile	—	2,731	—	—	—	—	2,731
Other	—	1,869	—	—	—	—	1,869
Total consumer loans	—	56,744	72	130	—	—	56,946
Total loans	$160,250	$907,873	$17,273	$22,219	$—	$—	$1,107,615

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

December 31, 2014	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$423,134	$1,430	$6,011	$—	$—	$430,575
Multi-family and commercial	—	269,680	17,058	11,582	—	—	298,320
Construction	—	13,579	—	—	—	—	13,579
Total real estate loans	—	706,393	18,488	17,593	—	—	742,474

Commercial Business:
SBA and USDA guaranteed	118,466	—	—	—	—	—	118,466
Time share	—	45,669	—	—	—	—	45,669
Condominium association	—	21,386	—	—	—	—	21,386
Other	—	61,835	2,709	1,902	—	—	66,446
Total commercial business loans	118,466	128,890	2,709	1,902	—	—	251,967

Consumer:
Home equity	—	50,965	57	71	—	—	51,093
Indirect automobile	—	3,692	—	—	—	—	3,692
Other	—	1,864	—	—	—	—	1,864
Total consumer loans	—	56,521	57	71	—	—	56,649
Total loans	$118,466	$891,804	$21,254	$19,566	$—	$—	$1,051,090

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

The following table provides information on loans modified as TDRs during the three and six months ended June 30, 2015 and 2014.  During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended June 30,
	2015			2014
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	—	$—	$—	1	$102	$—
Multi-family and commercial	—	—	—	1	259	—
Commercial business - other	—	—	—	2	319	1
Total	—	$—	$—	4	$680	$1

	Six Months Ended June 30,
	2015			2014
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	—	$—	$—	1	$102	$—
Multi-family and commercial	—	—	—	2	1,427	—
Commercial business - other	1	24	—	2	319	1
Total	1	$24	$—	5	$1,848	$1

The following table provides the recorded investment, by type of modification, during the three and six months ended June 30, 2015 and 2014 for modified loans identified as TDRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Interest rate adjustments	$—	$388	$—	$388
Combination of rate and payment (1)	—	292	—	292
Combination of rate and maturity (2)	—	—	24	1,168
Total	$—	$680	$24	$1,848

(1) Terms include combination of interest rate adjustments and interest-only payment with deferral of principal.
(2) Terms include combination of interest rate adjustments and extensions of maturity.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three and six months ended June 30, 2015 and 2014.

As of June 30, 2015, the Company held $1.1 million in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of June 30, 2015 and December 31, 2014.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2014	$5,799	$4,962	$837	$—	$4,962
Collections	(79)	(75)	(4)	—	(75)
Dispositions	(579)	(520)	(59)	—	(520)
Balance at June 30, 2015	$5,141	$4,367	$774	$—	$4,367

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Land	$4,746	$4,746
Buildings	14,010	11,879
Leasehold improvements	10,535	10,802
Furniture and equipment	13,358	12,741
Construction in process	18	1,233
	42,667	41,401
Accumulated depreciation and amortization	(20,537)	(19,690)
Premises and equipment, net	$22,130	$21,711

At December 31, 2014, construction in process related to design and site costs associated with a new branch location. At June 30, 2015, construction in process related to the project to redesign traffic flow at an existing branch.

NOTE 6.  OTHER COMPREHENSIVE INCOME

Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income, are components of comprehensive income.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

Components of other comprehensive income and related tax effects are as follows:

	Six Months Ended June 30, 2015
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$338	$(116)	$222
Reclassification adjustment for gains recognized in net income	(132)	45	(87)
Unrealized holding gains on available for sale securities, net of taxes	206	(71)	135
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	79	(27)	52
Other comprehensive income	$285	$(98)	$187

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	June 30, 2015
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$507	$(173)	$334
Net unrealized loss on effective cash flow hedging derivative	(78)	26	(52)
Accumulated other comprehensive income	$429	$(147)	$282

	December 31, 2014
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$301	$(102)	$199
Net unrealized loss on effective cash flow hedging derivative	(157)	53	(104)
Accumulated other comprehensive income	$144	$(49)	$95

NOTE 7.  REGULATORY CAPITAL

The Company and the Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The following tables present regulatory capital information for the Company and the Bank. Information presented for June 30, 2015 reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and the Bank and changed the inputs and methodology for computing capital. Prior to January 1, 2015, the Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under these capital requirements, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2015, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. To be “well capitalized,” the Company and the Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes no conditions or events have occurred since June 30, 2015 that would materially adversely change the Company’s and the Bank’s capital classifications.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 Capital to Average Assets:
Company	$138,521	10.05%	$55,157	4.00%	$68,947	5.00%
Bank	132,998	9.71	54,802	4.00	68,502	5.00
Tier 1 Capital to Risk Weighted Assets:
Company	138,521	16.26	51,114	6.00	68,152	8.00
Bank	132,998	15.64	51,017	6.00	68,023	8.00
Total Capital to Risk Weighted Assets:
Company	147,572	17.32	68,152	8.00	85,190	10.00
Bank	142,049	16.71	68,023	8.00	85,029	10.00
Common Equity Tier 1 Capital:
Company	138,521	16.26	38,336	4.50	55,374	6.50
Bank	132,998	15.64	38,263	4.50	55,268	6.50

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:	(Dollars in Thousands)
Tier 1 Capital to Average Assets	$123,862	9.37%	$52,876	4.00%	$66,095	5.00%
Tier 1 Capital to Risk Weighted Assets	123,862	14.86	33,341	4.00	50,012	6.00
Total Capital to Risk Weighted Assets	132,306	15.87	66,695	8.00	83,369	10.00
Tangible Equity Ratio	123,862	9.37	19,828	1.50	N/A	N/A

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

•	Federal Home Loan Bank stock. The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption provisions of the FHLB.

•	Federal Reserve Bank stock. The carrying value of Federal Reserve Bank ("FRB") stock approximates fair value based on the redemption provisions of the FRB.

•	Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

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
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

•
Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2015.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$25,197	$45,285	$—	$70,482
Government-sponsored enterprises	—	21,542	—	21,542
Mortgage-backed securities	—	71,730	—	71,730
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,148	1,148
Obligations of state and political subdivisions	—	1,680	—	1,680
Tax-exempt securities	—	3,221	—	3,221
Forward loan sale commitments and derivative loan commitments	—	—	52	52
Total assets	$25,197	$144,458	$1,200	$170,855

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$4	$4
Interest rate swap agreements	—	207	—	207
Total liabilities	$—	$207	$4	$211

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$21,001	$45,390	$—	$66,391
Government-sponsored enterprises	—	27,488	—	27,488
Mortgage-backed securities	—	67,103	—	67,103
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,181	1,181
Obligations of state and political subdivisions	—	3,200	—	3,200
Tax-exempt securities	—	6,677	—	6,677
Forward loan sale commitments and derivative loan commitments	—	—	59	59
Total assets	$21,001	$150,858	$1,240	$173,099

Liabilities:
Interest rate swap agreements	$—	$271	$—	$271
Total liabilities	$—	$271	$—	$271

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2014	$1,181	$59
Total realized losses included in net income	—	(11)
Total unrealized losses included in other comprehensive income	(33)	—
Balance at June 30, 2015	$1,148	$48

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at June 30, 2015 and December 31, 2014. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014.

	At June 30, 2015			At December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$422	$—	$—	$356
Other real estate owned	—	—	1,420	—	—	1,271
Total assets	$—	$—	$1,842	$—	$—	$1,627

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Impaired loans	$(71)	$212	$148	$268
Other real estate owned	122	—	122	15
Total losses	$51	$212	$270	$283

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

Summary of Fair Values of Financial Instruments
The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are presented in the following table. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2015 and December 31, 2014. The estimated fair value amounts at June 30, 2015 and December 31, 2014 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of June 30, 2015 and December 31, 2014, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$39,585	$39,585	$—	$—	$39,585
Available for sale securities	170,803	25,197	144,458	1,148	170,803
Loans held for sale	1,240	—	—	1,252	1,252
Loans receivable, net	1,100,772	—	—	1,110,263	1,110,263
Federal Home Loan Bank stock	10,962	—	—	10,962	10,962
Federal Reserve Bank stock	3,621	—	—	3,621	3,621
Accrued interest receivable	4,033	—	—	4,033	4,033
Financial Liabilities:
Deposits	1,030,128	—	—	1,033,672	1,033,672
Mortgagors' and investors' escrow accounts	3,900	—	—	3,900	3,900
Federal Home Loan Bank advances	192,193	—	192,863	—	192,863
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,654	—	5,654
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	34	—	—	34	34
Forward loan sale commitments	18	—	—	18	18
Liabilities:
Derivative loan commitments	4	—	—	4	4
Interest rate swap agreements	207	—	207	—	207

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

At June 30, 2015 and December 31, 2014, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	June 30, 2015	December 31, 2014

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.29%	0.24%
Weighted average maturity in years	0.5	1.0
Unrealized loss relating to interest rate swap	$78	$157

At June 30, 2015 and December 31, 2014, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended June 30, 2015 and December 31, 2014 related to the balance sheet hedging of long-term debt indicate the hedge was 100% effective and there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The Company had posted collateral of $400,000 in the normal course of business for a derivative instrument, with a credit-related contingent feature, that was in a net liability position at June 30, 2015 and December 31, 2014.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in noninterest income.

Interest Rate Swap Agreement - In 2012, management entered into an interest rate swap agreement that does not meet the strict hedge accounting requirements of FASB's "Derivatives and Hedging" standard to manage the Company's exposure to interest rate movements and other identified risks. At June 30, 2015 and December 31, 2014, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.28%	0.25%
Weighted average maturity in years	1.5	2.0
Unrealized loss relating to interest rate swap	$129	$114

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

The Company reported a loss in fair value on the interest rate swap not designated as a hedge in noninterest income of $10,000 and $15,000 for the three and six months ended June 30, 2015, respectively, and a loss in fair value of $26,000 and $9,000 for the three and six months ended June 30, 2014, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the values of these loan commitments decrease. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated mortgage loan commitments was $6.3 million at June 30, 2015. At June 30, 2015, the fair value of such commitments was a net asset of $30,000.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $3.3 million at June 30, 2015. At June 30, 2015, the fair value of such commitments was a net asset of $18,000.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at June 30, 2015 and December 31, 2014.

		June 30, 2015		December 31, 2014
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(78)	$8,000	$(157)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(129)	15,000	(114)
Derivative loan commitments	Other Assets	6,301	30	6,436	59
Forward loan sale commitments	Other Assets	3,269	18	2,754	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2015 and December 31, 2014 and the results of operations for the three and six months ended June 30, 2015 and 2014. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims, any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Assets:
Summary. Assets increased $58.8 million, or 4.4%, to $1.41 billion at June 30, 2015, compared to $1.35 billion at December 31, 2014, principally due to increases of $55.9 million in net loans receivable and $3.6 million in Federal Reserve Bank stock, offset by a decrease of $2.2 million in available for sale securities.

Loans Receivable, Net. Contributing to the increase of $55.9 million in net loans receivable were increases in SBA and USDA guaranteed loans, construction loans and multi-family and commercial real estate loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 38.9% of the total loan portfolio at June 30, 2015 and remained stable compared to December 31, 2014 at $430.9 million. Residential mortgage loan originations increased $22.6 million, or 94.1%, during the first half of 2015 over the comparable period in 2014, as a result of lower interest rates and increased activity in the housing market.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 27.3% of total loans at June 30, 2015 and increased $4.3 million, or 1.5%, during the first half of 2015. Loan originations for multi-family and commercial real estate loans were $32.1 million, representing an increase of $9.8 million, during the first half of 2015 compared to the same period in 2014.

•
Construction. Construction loans, which include both residential and commercial construction loans, increased $6.0 million for the first half of 2015 as a result of increased commercial construction volume.

•
Commercial Business. Commercial business loans represented 26.9% of total loans at June 30, 2015. Commercial business loans increased $45.6 million, or 18.1%, for the first half of 2015 primarily due to increases of $41.8 million in SBA and USDA guaranteed loans, $1.8 million in condominium association loans and $1.0 million each in both timeshare and other commercial loans. During 2015, SBA and USDA guaranteed loans increased as a result of purchases totaling $52.3 million. Commercial business loan originations increased $2.4 million as compared to the same period in 2014. At June 30, 2015, unfunded lines of credit related to time share lending totaled $27.6 million as a result of an experienced lender dedicated to identifying new opportunities for growth within the time share industry.

•
Consumer. Consumer loans represented 5.1% of the Company’s total loan portfolio at June 30, 2015. Consumer loans increased $297,000 during the first half of 2015 primarily as a result of an increase of $1.3 million in home equity loans, offset by a decrease of $961,000 in indirect automobile loans. Loan originations for consumer loans totaled $11.6 million, representing a decrease of $4.4 million, for the first half of 2015 over the comparable period in 2014.

The allowance for loan losses totaled $8.4 million at June 30, 2015 compared to $7.8 million at December 31, 2014. The ratio of the allowance for loan losses to total loans increased to 0.76% at June 30, 2015 from 0.74% at December 31, 2014. This was necessitated by an increase in the commercial loan portfolio, which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in portfolio and an increase in nonperforming assets.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	June 30 2015	December 31, 2014
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,363	$3,167
Multi-family and commercial	1,293	907
Total real estate loans	4,656	4,074
Commercial business loans - Other	1,159	446
Consumer loans:
Home equity	82	23
Total nonaccrual loans	5,897	4,543
Accruing loans past due 90 days or more	—	459
Total nonperforming loans (1)	5,897	5,002
Other real estate owned, net (2)	1,420	1,271
Total nonperforming assets	7,317	6,273
Accruing troubled debt restructurings	3,349	3,387
Total nonperforming assets and troubled debt restructurings	$10,666	$9,660

Allowance for loan losses as a percent of nonperforming loans	143.07%	155.88%
Total nonperforming loans to total loans	0.53%	0.48%
Total nonperforming loans to total assets	0.42%	0.37%
Total nonperforming assets and troubled debt restructurings to total assets	0.76%	0.72%

(1) Includes nonperforming TDRs totaling $400,000 and $603,000 at June 30, 2015 and December 31, 2014, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The increase in nonperforming assets was primarily due to increases in nonperforming commercial business loans of $713,000 at June 30, 2015. Nonperforming multi-family and commercial real estate loans and residential real estate loans increased $386,000 and $196,000, respectively, during the first half of 2015, while accruing loans past due 90 days or more decreased $459,000.

Other real estate owned increased $149,000 to $1.4 million from December 31, 2014 to June 30, 2015, due to the addition of three residential properties, partially offset by the write-down of one commercial property and the sale of one residential property. At June 30, 2015, other real estate owned included four commercial properties and two residential properties.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, a combination of deferred principal payments and interest rate concessions or a combination of maturity extensions and interest rate concessions. TDRs decreased to $3.7 million at June 30, 2015, compared to $4.0 million at December 31, 2014. Of the TDRs, $3.3 million and $3.4 million were performing in accordance with their restructured terms at both June 30, 2015 and December 31, 2014, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $63.9 million, or 5.4%, to $1.26 billion at June 30, 2015 compared to $1.19 billion at December 31, 2014. Deposits increased $19.4 million, or 1.9%, which included increases in NOW and money market accounts of $25.9 million, noninterest-bearing demand deposits of $4.9 million and certificates of deposit of $4.4 million, partially offset by a decrease in savings accounts of $15.9 million. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings (including subordinated debt) increased $43.9 million from $156.5 million at December 31, 2014 to $200.4 million at June 30, 2015, resulting from the need to fund increased commercial lending activity.

Equity:
Summary. Shareholders’ equity decreased $5.1 million from $157.7 million at December 31, 2014 to $152.6 million at June 30, 2015. The decrease in shareholders’ equity was attributable to the repurchase of common shares totaling $10.2 million and dividends declared of $973,000, offset by the exercise of stock options of $3.3 million and net income of $1.9 million.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap designated as a hedge, net of taxes. The net unrealized gains on available for sale securities, net of taxes, totaled $334,000 at June 30, 2015 compared to net unrealized gains of $199,000 at December 31, 2014. The net unrealized loss on the interest rate swap, net of taxes, totaled $52,000 at June 30, 2015 compared to $104,000 at December 31, 2014.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

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

Summary. The Company reported net income of $1.0 million for the three months ended June 30, 2015 compared to $914,000 for the three months ended June 30, 2014. The Company reported net income of $1.9 million for the six months ended June 30, 2015 compared to $1.8 million for the six months ended June 30, 2014.

Interest and Dividend Income. Total interest and dividend income increased $107,000, or 0.9%, to $11.8 million for the three months ended June 30, 2015, compared to the same period in 2014. The increase in interest and dividend income was primarily due to a higher average balance on loans, offset by a reduction in the average yield earned on interest-earning assets versus the same period in 2014. Interest income on loans and securities reflect net amortization of $194,000 and $102,000 for the quarters ended June 30, 2015 and 2014, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the three months ended June 30, 2015 decreased 6 basis points to 3.64% compared to 3.70% for the three months ended June 30, 2014. Average interest-earning assets increased $31.4 million to $1.30 billion during the second quarter of 2015, due to an increase in the average balance of loans of $41.7 million, offset by decreases of $8.1 million and $2.2 million in the average balance of other interest-earning assets and securities, respectively, as compared to the same quarter in 2014.

Total interest and dividend income decreased $494,000, or 2.1%, to $23.3 million for the six months ended June 30, 2015, compared to the same period in 2014. The decrease in interest and dividend income was primarily due to the lower average yield on interest-earning assets, offset by an increase in the average balance of loans versus the same period in 2014. Interest income on loans and securities reflect net amortization of $364,000 and $16,000 for the six months ended June 30, 2015 and 2014, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets decreased 13 basis points to 3.66% for the six months ended June 30, 2015. Average interest-earning assets increased $16.4 million to $1.28 billion during the first six months of 2015, due to an increase of $21.4 million in the average balance of loans, offset by decreases of $4.3 million and $757,000 in the average balance of other interest-earning assets and securities, respectively, as compared to the same period in 2014.

Interest Expense. For the quarter ended June 30, 2015, interest expense increased $65,000, or 3.1%, resulting from a higher average balance of deposits and FHLB advances, compared to the same quarter in 2014. Higher interest expense on interest-bearing liabilities reflect net accretion of $296,000 and $485,000 for the three months ended June 30, 2015 and 2014, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. Average interest-bearing deposits increased $18.2 million to $889.1 million for the three months ended June 30, 2015, while the average rate paid decreased 1 basis point to 0.62%, compared to the same period in 2014. Increases in the average balance of certificates of deposit and NOW and money market deposits totaled $17.0 million and $8.3 million, respectively, while the average balance of savings accounts decreased $7.2 million, compared to the three months ended June 30, 2014. The average balance of FHLB advances increased $9.4 million for the three months ended June 30, 2015, while the average rate increased 2 basis points to 1.58%.

Interest expense remained at $4.2 million for the first half of 2015. Interest expense on deposits and borrowings reflect net accretion of $641,000 and $972,000 for the six months ended June 30, 2015 and 2014, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. Average interest-bearing deposits increased $19.0 million to $884.2 million and the average rate paid increased 1 basis point to 0.63%. Increases in the average balance of certificates of deposit and NOW and money market deposits of $20.7 million and $2.3 million, respectively, were offset by a decrease in savings accounts of $4.2 million. The average balance of FHLB advances decreased $11.4 million while the average rate increased 6 basis points to 1.62%.

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

	At or For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,090,848	$10,931	4.02%	$1,049,105	$10,667	4.08%
Securities (3)	184,460	849	1.85	186,705	1,021	2.19
Other interest-earning assets	24,405	19	0.31	32,495	15	0.19
Total interest-earning assets	1,299,713	11,799	3.64	1,268,305	11,703	3.70

Noninterest-earning assets	93,036			91,244
Total assets	$1,392,749			$1,359,549

Interest-bearing liabilities:
Deposits:
Business checking	$295	—	—	$183	—	—
NOW and money market	465,364	134	0.12	457,070	148	0.13
Savings (4)	40,858	17	0.17	48,072	21	0.18
Certificates of deposit (5)	382,554	1,228	1.29	365,542	1,190	1.31
Total interest-bearing deposits	889,071	1,379	0.62	870,867	1,359	0.63

Federal Home Loan Bank advances	173,438	682	1.58	164,077	637	1.56
Subordinated debt	8,248	84	4.08	8,248	84	4.08
Total interest-bearing liabilities	1,070,757	2,145	0.80	1,043,192	2,080	0.80

Noninterest-bearing liabilities	166,907			160,215
Total liabilities	1,237,664			1,203,407

Total shareholders' equity	155,085			156,142

Total liabilities and shareholders' equity	$1,392,749			$1,359,549

Net interest-earning assets	$228,956			$225,113

Tax equivalent net interest income (3)		9,654			9,623

Tax equivalent interest rate spread (6)			2.84%			2.90%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.98%			3.04%

Average of interest-earning assets to average interest-bearing liabilities			121.38%			121.58%

Less tax equivalent adjustment (3)		(9)			(20)

Net interest income		$9,645			$9,603

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
	2015			2014
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,072,560	$21,545	4.05%	$1,051,137	$21,754	4.17%
Securities (3)	185,539	1,706	1.85	186,296	2,006	2.17
Other interest-earning assets	24,459	38	0.31	28,721	28	0.20
Total interest-earning assets	1,282,558	23,289	3.66	1,266,154	23,788	3.79

Noninterest-earning assets	91,739			92,099
Total assets	$1,374,297			$1,358,253

Interest-bearing liabilities:
Deposits:
Business checking	$279	—	—	$143	—	—
NOW and money market	459,171	266	0.12	456,893	298	0.13
Savings (4)	42,960	35	0.16	47,112	41	0.18
Certificates of deposit (5)	381,806	2,446	1.29	361,106	2,339	1.31
Total interest-bearing deposits	884,216	2,747	0.63	865,254	2,678	0.62

Federal Home Loan Bank advances	159,575	1,278	1.62	170,965	1,319	1.56
Subordinated debt	8,248	167	4.08	8,248	167	4.08
Total interest-bearing liabilities	1,052,039	4,192	0.80	1,044,467	4,164	0.80

Noninterest-bearing liabilities	165,627			158,187
Total liabilities	1,217,666			1,202,654

Total shareholders' equity	156,631			155,599

Total liabilities and shareholders' equity	$1,374,297			$1,358,253

Net interest-earning assets	$230,519			$221,687

Tax equivalent net interest income (3)		19,097			19,624

Tax equivalent interest rate spread (6)			2.86%			2.99%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.00%			3.13%

Average of interest-earning assets to average interest-bearing liabilities			121.91%			121.22%

Less tax equivalent adjustment (3)		(29)			(34)

Net interest income		$19,068			$19,590

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

	Three Months Ended June 30, 2015 and 2014			Six Months Ended June 30, 2015 and 2014
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(156)	$420	$264	$(647)	$438	$(209)
Securities (3)	(160)	(12)	(172)	(292)	(8)	(300)
Other interest-earning assets	7	(3)	4	13	(3)	10
Total interest-earning assets	(309)	405	96	(926)	427	(499)
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(35)	55	20	(62)	131	69
Federal Home Loan Bank advances	10	35	45	45	(86)	(41)
Total interest-bearing liabilities	(25)	90	65	(17)	45	28
Change in net interest income	$(284)	$315	$31	$(909)	$382	$(527)

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

Provision for Loan Losses. The provision for loan losses decreased $55,000 and $150,000 or the three and six months ended June 30, 2015, respectively, as a result of reductions in loan charge-offs and reserves for impaired loans compared to the same periods in 2014, offset by an increase in nonperforming loans. In addition, commercial loans outstanding increased as a result of a $52.3 million purchase of SBA guaranteed loans in April 2015 that do not require a valuation allowance as such loans are fully guaranteed by the U.S. government. At June 30, 2015, nonperforming loans increased to $5.9 million, compared to $5.5 million at June 30, 2014, resulting from increases in nonperforming commercial business loans and multi-family and commercial loans of $390,000 and $261,000, respectively, offset by a decrease in nonperforming residential mortgage loans of $231,000. Net loan charge-offs were $5,000 and $55,000 for the three and six months ended June 30, 2015, respectively, consisting primarily of residential and commercial mortgage loan charge-offs, compared to net loan charge-offs of $222,000 and $316,000 for the three and six months ended June 30, 2014, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,692	$1,785	$(93)	(5.2)%	$3,340	$3,503	$(163)	(4.7)%
Wealth management fees	315	310	5	1.6	613	633	(20)	(3.2)
Increase in cash surrender value of bank-owned life insurance	142	144	(2)	(1.4)	303	286	17	5.9
Net gain on sales of securities	132	29	103	355.2	132	64	68	106.3
Mortgage banking	130	155	(25)	(16.1)	277	315	(38)	(12.1)
Net loss on fair value of derivatives	(10)	(26)	16	(61.5)	(15)	(9)	(6)	66.7
Other	209	65	144	221.5	297	442	(145)	(32.8)
Total noninterest income	$2,610	$2,462	$148	6.0%	$4,947	$5,234	$(287)	(5.5)%

Noninterest income increased $148,000 for the three months ended June 30, 2015, and decreased $287,000 for the six months ended June 30, 2015 versus the comparable periods in the prior year. Other noninterest income increased $144,000 for the three months ended June 30, 2015, compared to the same period in 2014, primarily as a result of income from a debit card debit utilization incentive program and rental income from office space at the Newport branch location. Other noninterest income decreased $145,000 for the six months ended June 30, 2015 compared to the same period in 2014. Higher other noninterest income for the six months ended June 30, 2014 was primarily due to a reimbursement of $250,000 in legal fees and other foreclosure expenses. Service fees decreased $93,000 and $163,000 for the three and six months months ended June 30, 2015, respectively, compared to the same period in the prior year, as a result of a reduction in overdraft privilege fees. The increase in the net gains of $103,000 and $68,000 from the sale of available for sale securities for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, helped to partially offset decreases in service fees.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,129	$5,031	$98	1.9%	$10,073	$10,231	$(158)	(1.5)%
Occupancy and equipment	1,791	1,862	(71)	(3.8)	3,844	3,969	(125)	(3.1)
Computer and electronic banking services	1,458	1,313	145	11.0	2,755	2,665	90	3.4
Outside professional services	508	553	(45)	(8.1)	974	1,002	(28)	(2.8)
Marketing and advertising	274	312	(38)	(12.2)	520	538	(18)	(3.3)
Supplies	144	151	(7)	(4.6)	292	319	(27)	(8.5)
FDIC deposit insurance and regulatory assessments	248	301	(53)	(17.6)	493	650	(157)	(24.2)
Core deposit intangible amortization	151	149	2	1.3	301	313	(12)	(3.8)
Other real estate operations	202	62	140	225.8	284	231	53	22.9
Other	501	603	(102)	(16.9)	931	1,373	(442)	(32.2)
Total noninterest expenses	$10,406	$10,337	$69	0.7%	$20,467	$21,291	$(824)	(3.9)%

Noninterest expenses increased $69,000 for the three months ended June 30, 2015 and decreased $824,000 for the six months ended June 30, 2015, compared to the same periods in 2014. Other noninterest expense declined $102,000 and $442,000 for the three and six months ended June 30, 2015, respectively. Higher other noninterest expenses for the first half of 2014 included fraudulent debit card transactions of $245,000, impairment of small business investment companies totaling $175,000 and prepayment penalties totaling $75,000 for the early extinguishment of certain Federal Home Loan Bank borrowings. Salaries and employee benefits increased $98,000 for the three months ended June 30, 2015, and decreased $158,000 for the six months ended June 30, 2015, compared to the same periods in 2014, resulting from a reduction in staffing levels year-over-year. The Bank’s conversion to a state-chartered financial institution effective in December 2014 contributed to the decrease of $53,000 and $157,000 in the regulatory assessment for the three and six months ended June 30, 2015, respectively. Decreased occupancy and equipment expense of $71,000 and $125,000 for the three and six months ended June 30, 2015, respectively, versus comparable periods in 2014, is a result of reconfiguring and optimizing telephone and data services. Lower noninterest expenses were partially offset by increases of $145,000 and $90,000 in computer and electronic banking services for the three and six months ended June 30, 2015, respectively, resulting from the implementation of an enhanced mobile banking platform.

Income Tax Provision. The provision for income taxes increased $85,000 and $59,000 for the three and six months ended June 30, 2015 compared to the same periods in 2014. The effective tax rate for the three months ended June 30, 2015 and 2014 was 32.5% and 30.4%, respectively. The effective tax rate for the first half of 2015 and 2014 was 32.5% and 32.3%, respectively. The benefit of permanent differences was diluted by higher pre-tax income in 2015, compared to 2014.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $39.6 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $170.8 million at June 30, 2015. In addition, at June 30, 2015, the Bank had the ability to borrow an additional $52.2 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $192.2 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the six months ended June 30, 2015, the Bank originated $101.9 million of loans and purchased $22.4 million of securities and $67.2 million of loans. For the year ended December 31, 2014, the Bank originated $168.0 million of loans and purchased $36.2 million of securities and $59.9 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $19.7 million for the six months ended June 30, 2015. FHLB advances increased $43.9 million during the six months months ended June 30, 2015 and decreased $28.0 million during the year ended December 31, 2014. The increase in borrowings resulted from the need to fund increased commercial lending for the $52.3 million purchase of SBA guaranteed loans in April 2015.
Certificates of deposit due within one year of June 30, 2015 totaled $167.0 million, or 16.2% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company repurchased 845,229 shares of the Company's common stock at a cost of $10.2 million during the first six months of 2015 and 74,441 shares of the Company’s common stock at a cost of $758,000 during the year ended December 31, 2014. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2014 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to SI Financial Group in any calendar year cannot exceed net profits for that year to date plus retained net profits (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At June 30, 2015, SI Financial Group had cash and cash equivalents of $3.7 million and available for sale securities of $4.0 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2014. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2014 and June 30, 2015.

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

Financial instruments whose contract amounts represent credit risk at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$14,515	$26,170
Undisbursed construction loans	20,751	25,107
Undisbursed home equity lines of credit	47,662	45,403
Undisbursed commercial lines of credit	56,346	60,363
Overdraft protection lines	1,266	1,230
Standby letters of credit	165	81
Total commitments	$140,705	$158,354

Future loan commitments at June 30, 2015 and December 31, 2014 included fixed-rate loan commitments of $8.1 million and $10.8 million, respectively, at interest rates ranging from 2.75% to 5.50% and 3.00% to 5.75%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At June 30, 2015, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $1.4 million. The Bank recorded no write downs of the SBICs during the six months ended June 30, 2015, and $175,000 in one of the SBICs during the six months ended June 30, 2014.

For the six months ended June 30, 2015, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K.

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

In July 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million, whereby the counterparty will pay a variable-rate equal to three-month LIBOR and the Company will pay a fixed rate of 2.44%. The agreement was effective on December 15, 2010 and terminates on December 15, 2015. This agreement was designated as a cash flow hedge against the trust preferred securities issued by SI Capital Trust II. This effectively fixes the interest rate on the $8.0 million of trust preferred securities at 4.14% for the period of December 15, 2010 through December 15, 2015.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2015.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(2.04)%	(2.83)%
200 basis point increase in rates	1.49	0.82
300 basis point increase in rates	1.65	0.26

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) in the 12- and 24-month periods if rates decreased 100 basis points and only minimally impacted if rates increased 200 and 300 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB advances to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities. Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate of interest, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended June 30, 2015 were as follows:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2015	345,456	$12.15	325,400	292,300
May 1 - 31, 2015	292,353	11.80	290,830	1,470
June 1 - 30, 2015	13,871	12.05	—	1,470
Total	651,680	$11.99	616,230

(1) On March 12, 2015, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 630,000 shares, of its common stock from time to time, depending on market conditions. The stock repurchase program was completed on May 28, 2015.

(2) Includes shares surrendered by employees to satisfy tax withholding requirements upon the vesting of stock awards. These shares are not included in the total number of shares purchased as part of publicly announced plans.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	August 5, 2015	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	August 5, 2015	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)