Form 10-Q
period 2015-09-30
SI Financial Group, Inc.
filed 2015-11-06
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
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
Yes ☐    No  ☒

As of November 2, 2015, there were 12,218,218 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	September 30, 2015	December 31, 2014
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,011	$18,965
Interest-bearing	22,551	20,286
Total cash and cash equivalents	36,562	39,251

Available for sale securities, at fair value	176,177	173,040
Loans held for sale	165	747
Loans receivable (net of allowance for loan losses of $9,246 at September 30, 2015 and $7,797 at December 31, 2014)	1,142,998	1,044,864
Federal Home Loan Bank stock, at cost	12,421	10,333
Federal Reserve Bank stock, at cost	3,621	—
Bank-owned life insurance	21,755	21,306
Premises and equipment, net	21,669	21,711
Goodwill and other intangibles	18,246	18,697
Accrued interest receivable	4,230	3,853
Deferred tax asset, net	7,676	8,048
Other real estate owned, net	1,341	1,271
Other assets	6,785	7,412
Total assets	$1,453,646	$1,350,533

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$151,718	$146,062
Interest-bearing	891,412	864,651
Total deposits	1,043,130	1,010,713

Mortgagors' and investors' escrow accounts	1,946	3,600
Federal Home Loan Bank advances	224,459	148,277
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	21,884	21,956
Total liabilities	1,299,667	1,192,794

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,224,153 and 12,776,426 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	122	128
Additional paid-in-capital	124,849	125,459
Unallocated common shares held by ESOP	(3,768)	(4,128)
Unearned restricted shares	(889)	(1,312)
Retained earnings	32,952	37,497
Accumulated other comprehensive income	713	95
Total shareholders' equity	153,979	157,739
Total liabilities and shareholders' equity	$1,453,646	$1,350,533

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$11,278	$10,735	$32,823	$32,489
Securities:
Taxable interest	766	877	2,253	2,651
Tax-exempt interest	14	59	63	160
Dividends	140	46	281	143
Other	19	11	57	39
Total interest and dividend income	12,217	11,728	35,477	35,482

Interest expense:
Deposits	1,403	1,355	4,150	4,033
Federal Home Loan Bank advances	846	602	2,124	1,921
Subordinated debt and other borrowings	84	84	251	251
Total interest expense	2,333	2,041	6,525	6,205

Net interest income	9,884	9,687	28,952	29,277

Provision for loan losses	1,017	350	1,712	1,195

Net interest income after provision for loan losses	8,867	9,337	27,240	28,082

Noninterest income:
Service fees	1,699	1,762	5,039	5,265
Wealth management fees	303	293	916	926
Increase in cash surrender value of bank-owned life insurance	146	147	449	433
Net gain on sales of securities	14	—	146	64
Mortgage banking	139	81	416	396
Net gain (loss) on fair value of derivatives	(7)	78	(22)	69
Other	452	85	749	527
Total noninterest income	2,746	2,446	7,693	7,680

Noninterest expenses:
Salaries and employee benefits	4,986	4,897	15,059	15,128
Occupancy and equipment	1,816	1,883	5,660	5,852
Computer and electronic banking services	1,413	1,417	4,168	4,082
Outside professional services	436	420	1,410	1,422
Marketing and advertising	259	216	779	754
Supplies	149	146	441	465
FDIC deposit insurance and regulatory assessments	255	303	748	953
Core deposit intangible amortization	150	150	451	463
Other real estate operations	160	72	444	303
Other	521	500	1,452	1,873
Total noninterest expenses	10,145	10,004	30,612	31,295

Income before income tax provision	1,468	1,779	4,321	4,467
Income tax provision	494	579	1,421	1,447
Net income	$974	$1,200	$2,900	$3,020

Earnings per share:
Basic	$0.08	$0.10	$0.24	$0.25
Diluted	$0.08	$0.10	$0.24	$0.24

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$974	$1,200	$2,900	$3,020
Other comprehensive income (loss), net of tax:
Available for sale securities:
Net unrealized holding gains (losses)	411	(382)	633	546
Reclassification adjustment for losses (gains) recognized in net income (1)	(9)	—	(96)	(42)
Net unrealized holding gains (losses) on available for sale securities	402	(382)	537	504
Net unrealized gain on interest-rate swap derivative	29	31	81	77
Other comprehensive income (loss)	431	(351)	618	581
Comprehensive income	$1,405	$849	$3,518	$3,601

(1) Amounts are included in net gain on sales of securities in noninterest income on the consolidated statements of income. Income tax expense (benefit) associated with the reclassification adjustment for the three and nine months ended September 30, 2015 was $5,000 and $50,000 and for the three and nine months ended September 30, 2014 was $0 and $22,000, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2014	12,776,426	$128	$125,459	$(4,128)	$(1,312)	$37,497	$95	$157,739
Comprehensive income	—	—	—	—	—	2,900	618	3,518
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(1,444)	—	(1,444)
Equity incentive plans compensation	—	—	230	—	453	—	—	683
Allocation of 36,477 ESOP shares	—	—	65	360	—	—	—	425
Restricted shares activity			30		(30)			—
Tax benefit from share-based compensation	—	—	5	—	—	—	—	5
Stock options exercised	297,546	3	3,268	—	—	—	—	3,271
Common shares repurchased	(849,819)	(9)	(4,208)	—	—	(6,001)	—	(10,218)
Balance at September 30, 2015	12,224,153	$122	$124,849	$(3,768)	$(889)	$32,952	$713	$153,979

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,900	$3,020
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,712	1,195
Employee stock ownership plan expense	425	416
Equity incentive plan expense	683	559
Excess tax benefit from share-based compensation	(5)	(4)
Amortization of investment premiums and discounts, net	851	724
Amortization of loan premiums and discounts, net	1,457	1,051
Depreciation and amortization of premises and equipment	2,036	1,921
Amortization of core deposit intangible	451	463
Amortization of deferred debt issue costs	16	79
Net gain on sales of securities	(146)	(64)
Net loss (gain) on fair value of derivatives	22	(69)
Deferred income tax provision	53	28
Loans originated for sale	(18,807)	(12,633)
Proceeds from sale of loans held for sale	19,524	13,353
Net gain on sales of loans held for sale	(234)	(201)
Net loss on sales or write-downs of other real estate owned	201	67
Increase in cash surrender value of bank-owned life insurance	(449)	(433)
Impairment charge on long-lived assets	—	175
Change in operating assets and liabilities:
Accrued interest receivable	(377)	123
Other assets	727	1,947
Accrued expenses and other liabilities	33	1,143
Net cash provided by operating activities	11,073	12,860

Cash flows from investing activities:
Purchases of available for sale securities	(35,450)	(24,626)
Proceeds from sales of available for sale securities	9,703	1,109
Proceeds from maturities of and principal repayments on available for sale securities	22,719	23,063
Purchases of Federal Home Loan Bank stock	(2,088)	—
Purchases of Federal Reserve Bank stock	(3,621)	—
Redemption of Federal Home Loan Bank stock	—	2,776
Loan principal collections, net of originations	(4,996)	42,628
Purchases of loans	(96,640)	(38,643)
Proceeds from sales of other real estate owned	62	1,109
Purchases of premises and equipment	(1,994)	(2,134)
Net cash provided by (used in) investing activities	(112,305)	5,282

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Net increase in deposits	32,417	13,090
Net decrease in mortgagors' and investors' escrow accounts	(1,654)	(1,420)
Proceeds from Federal Home Loan Bank advances	120,478	10,000
Repayments of Federal Home Loan Bank advances	(44,312)	(32,203)
Excess tax benefit from share-based compensation	5	4
Cash dividends on common stock	(1,444)	(1,107)
Stock options exercised	708	552
Common shares repurchased	(7,655)	(761)
Net cash provided by (used in) financing activities	98,543	(11,845)

Net change in cash and cash equivalents	(2,689)	6,297
Cash and cash equivalents at beginning of period	39,251	27,321
Cash and cash equivalents at end of period	$36,562	$33,618

Supplemental cash flow information:
Interest paid	$6,490	$6,234
Income taxes received (paid), net	989	(555)
Transfer of loans to other real estate owned	333	108
Stock options exercised by net-share settlement	2,563	190

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2014 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the year ending December 31, 2015 or for any other period.

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
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

Troubled Debt Restructurings
The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and concessions have been made by the Company to the original contractual terms that would not otherwise be considered for a borrower with similar risk characteristics, such as below market interest rate reductions, deferral of interest or principal payments, or maturity extensions due to the borrower’s financial condition, the modification is considered a TDR. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company’s Collections Department for resolution which may result in foreclosure.

Management considers all nonaccrual loans, with the exception of certain consumer loans, to be impaired. Also, all TDRs are initially classified as impaired and follow the Company's nonaccrual policy. If the loan was current prior to modification, nonaccrual status would not be required. If the loan was on nonaccrual prior to modification or if the payment amount significantly increases, the loan will remain on nonaccrual for a period of at least six months. Loans qualify for return to accrual status once the borrower has demonstrated the willingness and the ability to perform in accordance with the restructured terms of the loan agreement for a period of not less than six consecutive months. In most cases, loan payments less than 90 days past due are considered minor collection delays and the related loans are generally not considered impaired.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

•
General valuation allowance. The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans. For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments: residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer. Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices; changes in international, national, regional and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the size and composition of the loan portfolio and in the terms of the loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the loan review system; changes in the underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; the effect of other external factors such as competition and legal and regulatory capital requirements on the level of estimated credit losses in the portfolio.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

•
Construction – This segment includes loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. The Bank also originates construction loans for commercial development projects. Upon the completion of construction, the loan generally converts to a permanent mortgage loan. Credit risk is affected by cost overruns, correct estimates of the sale price of the property, time to sell at an adequate price and market conditions.

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

•
Consumer – Loans in this segment primarily include home equity lines of credit (representing both first and second liens), indirect automobile loans and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles, as well as unsecured loans. Consumer loan collections depend on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

Recent Accounting Pronouncements
Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of the amended guidance on January 1, 2015 did not have a material impact on the Company’s consolidated financial statements.

Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - In August 2014, the FASB issued amended guidance that addresses the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The amended guidance outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of the amended guidance on January 1, 2015 did not have a material impact on the Company’s consolidated financial statements.

Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs - In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance should be applied on a retrospective basis and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The adoption of the amended guidance is not expected to have a material impact on the Company's consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - In August 2015, the FASB issued amended guidance pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting that the update issued in April 2015 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within the previous update for debt issuance costs related to line-of-credit-arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there were any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 321,793 and 342,819 for the three and nine months ended September 30, 2015, respectively, and 677,590 and 485,459 for the three and nine months ended September 30, 2014, respectively.

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$974	$1,200	$2,900	$3,020

Weighted average common shares outstanding:
Basic	11,793,218	12,310,368	12,036,573	12,315,829
Effect of dilutive stock options	21,713	23,065	28,485	38,382
Diluted	11,814,931	12,333,433	12,065,058	12,354,211

Earnings per share:
Basic	$0.08	$0.10	$0.24	$0.25
Diluted	$0.08	$0.10	$0.24	$0.24

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

NOTE 3.  SECURITIES

Available for Sale Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$68,172	$620	$(224)	$68,568
Government-sponsored enterprises	30,329	335	—	30,664
Mortgage-backed securities:(1)
Agency - residential	69,527	872	(519)	69,880
Non-agency - residential	161	—	(5)	156
Corporate debt securities	1,000	—	—	1,000
Collateralized debt obligation	1,155	—	(25)	1,130
Obligations of state and political subdivisions	1,535	2	—	1,537
Tax-exempt securities	3,183	59	—	3,242
Total available for sale securities	$175,062	$1,888	$(773)	$176,177

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

The amortized cost and fair value of debt securities by contractual maturities at September 30, 2015 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities ("MBS") are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$2,536	$2,539
After 1 but within 5 years	52,956	53,554
After 5 but within 10 years	12,250	12,216
After 10 years	37,632	37,832
	105,374	106,141
Mortgage-backed securities	69,688	70,036
Total debt securities	$175,062	$176,177

The following is a summary of realized gains and losses on the sales/calls of securities for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Gross gains on sales/calls	$14	$—	$169	$64
Gross losses on sales/calls	—	—	(23)	—
Net gain on sales/calls of securities	$14	$—	$146	$64

There were no sales of available for sale securities for the three months ended September 30, 2015 and 2014. Proceeds from the sale of available for sale securities were $9.7 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$3,880	$15	$15,703	$209	$19,583	$224
Mortgage-backed securities:
Agency - residential	4,731	19	28,634	500	33,365	519
Non-agency - residential	—	—	115	5	115	5
Collateralized debt obligation	—	—	1,130	25	1,130	25
Total	$8,611	$34	$45,582	$739	$54,193	$773

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

	Less Than 12 Months		12 Months Or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$9,273	$15	$16,655	$211	$25,928	$226
Government-sponsored enterprises	6,974	4	3,973	63	10,947	67
Mortgage-backed securities:
Agency - residential	4,251	122	32,127	943	36,378	1,065
Non-agency - residential	—	—	127	4	127	4
Collateralized debt obligation	1,181	7	—	—	1,181	7
Obligations of state and political subdivisions	—	—	668	6	668	6
Tax-exempt securities	1,141	3	—	—	1,141	3
Total	$22,820	$151	$53,550	$1,227	$76,370	$1,378

At September 30, 2015, twenty-three debt securities with gross unrealized losses had aggregate depreciation of approximately 1.41% of the Company’s amortized cost basis. The majority of the unrealized losses are related to the Company’s agency MBS. There were no investments deemed other-than-temporarily impaired for the three and nine months ended September 30, 2015 and 2014. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements that the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at September 30, 2015.

U.S. Government and Agency Obligations. The unrealized losses on the Company’s U.S. Government and agency obligations related primarily to a widening of the rate spread to comparable treasury securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Mortgage-backed Securities - Non-agency - Residential. The unrealized losses on the Company's non-agency - residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit losses were identified. Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be maturity, the Company did not consider this investment to be other-than-temporarily impaired at September 30, 2015.

Collateralized Debt Obligations. The unrealized losses on the Company's collateralized debt obligations relate to one investment in a pooled trust preferred security ("PTPS"). The PTPS market has stabilized at depressed market values as a result of market saturation. The Company's PTPS was upgraded to investment grade and based on its senior credit profile, management does not believe this investment will suffer from any further credit-related losses. Because the Company does not intend to sell the investment and it is not more likely than not the

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company did not record impairment losses as of September 30, 2015.

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$430,287	$430,575
Multi-family and commercial	339,682	298,320
Construction	17,409	13,579
Total real estate loans	787,378	742,474

Commercial business loans:
SBA and USDA guaranteed	153,811	118,466
Time share	57,760	45,669
Condominium association	26,237	21,386
Other	68,307	66,446
Total commercial business loans	306,115	251,967

Consumer loans:
Home equity	52,985	51,093
Indirect automobile	2,239	3,692
Other	1,915	1,864
Total consumer loans	57,139	56,649

Total loans	1,150,632	1,051,090

Deferred loan origination costs, net of fees	1,612	1,571
Allowance for loan losses	(9,246)	(7,797)
Loans receivable, net	$1,142,998	$1,044,864

The Company purchased commercial business loans totaling $96.6 million during the nine months ended September 30, 2015.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 are as follows:

Three Months Ended September 30, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$986	$3,766	$434	$2,618	$633	$8,437
Provision (credit) for loan losses	30	666	(7)	322	6	1,017
Loans charged-off	—	(136)	—	(140)	—	(276)
Recoveries of loans previously charged-off	41	22	—	5	—	68
Balance at end of period	$1,057	$4,318	$427	$2,805	$639	$9,246

Nine Months Ended September 30, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$955	$3,607	$254	$2,382	$599	$7,797
Provision for loan losses	74	843	173	582	40	1,712
Loans charged-off	(46)	(156)	—	(165)	—	(367)
Recoveries of loans previously charged-off	74	24	—	6	—	104
Balance at end of period	$1,057	$4,318	$427	$2,805	$639	$9,246

Three Months Ended September 30, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$984	$3,465	$221	$2,208	$567	$7,445
Provision for loan losses	123	135	26	21	45	350
Loans charged-off	(137)	(1)	—	—	(42)	(180)
Recoveries of loans previously charged-off	—	—	—	1	3	4
Balance at end of period	$970	$3,599	$247	$2,230	$573	$7,619

Nine Months Ended September 30, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$975	$3,395	$169	$1,875	$502	$6,916
Provision for loan losses	281	347	78	364	125	1,195
Loans charged-off	(317)	(144)	—	(13)	(75)	(549)
Recoveries of loans previously charged-off	31	1	—	4	21	57
Balance at end of period	$970	$3,599	$247	$2,230	$573	$7,619

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

Further information pertaining to the allowance for loan losses at September 30, 2015 and December 31, 2014 is as follows:

September 30, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$310	$40	$—	$—	$—	$350
Allowance for loans individually or collectively evaluated and not deemed to be impaired	747	4,278	427	2,805	639	8,896
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,057	$4,318	$427	$2,805	$639	$9,246

Loans individually evaluated and deemed to be impaired	$5,893	$3,765	$—	$485	$77	$10,220
Loans individually or collectively evaluated and not deemed to be impaired	424,394	332,193	17,409	304,876	57,062	1,135,934
Amount of loans acquired with deteriorated credit quality	—	3,724	—	754	—	4,478
Total loans	$430,287	$339,682	$17,409	$306,115	$57,139	$1,150,632

December 31, 2014	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$287	$52	$—	$20	$—	$359
Allowance for loans individually or collectively evaluated and not deemed to be impaired	668	3,555	254	2,362	599	7,438
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$955	$3,607	$254	$2,382	$599	$7,797

Loans individually evaluated and deemed to be impaired	$5,318	$1,872	$—	$470	$—	$7,660
Loans individually or collectively evaluated and not deemed to be impaired	424,885	292,215	13,579	251,140	56,649	1,038,468
Amount of loans acquired with deteriorated credit quality	372	4,233	—	357	—	4,962
Total loans	$430,575	$298,320	$13,579	$251,967	$56,649	$1,051,090

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

Past Due Loans
The following represents an aging of loans at September 30, 2015 and December 31, 2014:

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$14	$1,050	$926	$1,990	$428,297	$430,287
Multi-family and commercial	3,310	657	2,060	6,027	333,655	339,682
Construction	—	—	—	—	17,409	17,409
Commercial Business:
SBA and USDA guaranteed	—	—	—	—	153,811	153,811
Time share	—	—	—	—	57,760	57,760
Condominium association	—	—	—	—	26,237	26,237
Other	—	155	815	970	67,337	68,307
Consumer:
Home equity	—	—	270	270	52,715	52,985
Indirect automobile	26	3	7	36	2,203	2,239
Other	—	1	—	1	1,914	1,915
Total	$3,350	$1,866	$4,078	$9,294	$1,141,338	$1,150,632

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,194	$258	$1,602	$6,054	$424,521	$430,575	$—
Multi-family and commercial	768	794	775	2,337	295,983	298,320	—
Construction	—	—	—	—	13,579	13,579	—
Commercial Business:
SBA and USDA guaranteed	1,536	—	459	1,995	116,471	118,466	459
Time share	—	—	—	—	45,669	45,669	—
Condominium association	—	—	—	—	21,386	21,386	—
Other	50	—	446	496	65,950	66,446	—
Consumer:
Home equity	20	158	23	201	50,892	51,093	—
Indirect automobile	103	10	—	113	3,579	3,692	—
Other	—	—	—	—	1,864	1,864	—
Total	$6,671	$1,220	$3,305	$11,196	$1,039,894	$1,051,090	$459

The Company did not have any loans that were past due 90 days or more and still accruing interest at September 30, 2015.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at September 30, 2015 and December 31, 2014:

	Impaired Loans(1)
September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,483	$3,501	$—	$3,272
Multi-family and commercial	5,331	5,664	—	2,631
Commercial business - Other	832	832	—	814
Consumer - Home equity	77	77	—	324
Total impaired loans without valuation allowance	9,723	10,074	—	7,041

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,410	2,421	310	148
Multi-family and commercial	1,204	1,314	40	63
Commercial business - Other	—	—	—	—
Consumer - Home equity	—	—	—	—
Total impaired loans with valuation allowance	3,614	3,735	350	211
Total impaired loans	$13,337	$13,809	$350	$7,252

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport") merger and performing troubled debt restructurings. Some loans acquired with deteriorated credit quality have not been included as a result of sustained performance.

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

(1) Includes loans acquired with deteriorated credit quality from the Newport merger and performing troubled debt restructurings.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At September 30, 2015 and December 31, 2014, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are committed to be advanced to those borrowers whose loans are deemed impaired.

Additional information related to impaired loans is as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,874	$32	$6	$5,726	$84	$7
Multi-family and commercial	6,222	72	3	6,071	219	3
Commercial business - Other	1,182	7	6	1,070	15	6
Consumer - Home equity	81	—	—	52	—	—
Total	$13,359	$111	$15	$12,919	$318	$16

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,829	$27	$4	$5,987	$117	$47
Multi-family and commercial	6,262	70	—	6,989	312	72
Commercial business - Other	1,145	6	—	1,123	34	15
Consumer - Home equity	22	2	2	40	3	3
Consumer - Other	20	—	—	10	—	—
Total	$13,278	$105	$6	$14,149	$466	$137

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
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

The following tables present the Company’s loans by risk rating at September 30, 2015 and December 31, 2014:

September 30, 2015	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$422,608	$2,021	$5,658	$—	$—	$430,287
Multi-family and commercial	—	312,740	12,642	14,300	—	—	339,682
Construction	—	17,409	—	—	—	—	17,409
Total real estate loans	—	752,757	14,663	19,958	—	—	787,378

Commercial Business:
SBA and USDA guaranteed	153,811	—	—	—	—	—	153,811
Time share	—	57,760	—	—	—	—	57,760
Condominium association	—	26,237	—	—	—	—	26,237
Other	—	64,820	1,770	1,717	—	—	68,307
Total commercial business loans	153,811	148,817	1,770	1,717	—	—	306,115

Consumer:
Home equity	—	52,548	67	370	—	—	52,985
Indirect automobile	—	2,239	—	—	—	—	2,239
Other	—	1,915	—	—	—	—	1,915
Total consumer loans	—	56,702	67	370	—	—	57,139
Total loans	$153,811	$958,276	$16,500	$22,045	$—	$—	$1,150,632

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

December 31, 2014	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$423,134	$1,430	$6,011	$—	$—	$430,575
Multi-family and commercial	—	269,680	17,058	11,582	—	—	298,320
Construction	—	13,579	—	—	—	—	13,579
Total real estate loans	—	706,393	18,488	17,593	—	—	742,474

Commercial Business:
SBA and USDA guaranteed	118,466	—	—	—	—	—	118,466
Time share	—	45,669	—	—	—	—	45,669
Condominium association	—	21,386	—	—	—	—	21,386
Other	—	61,835	2,709	1,902	—	—	66,446
Total commercial business loans	118,466	128,890	2,709	1,902	—	—	251,967

Consumer:
Home equity	—	50,965	57	71	—	—	51,093
Indirect automobile	—	3,692	—	—	—	—	3,692
Other	—	1,864	—	—	—	—	1,864
Total consumer loans	—	56,521	57	71	—	—	56,649
Total loans	$118,466	$891,804	$21,254	$19,566	$—	$—	$1,051,090

The following table provides information on loans modified as TDRs during the three and nine months ended September 30, 2015 and 2014. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended September 30,
	2015			2014
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	3	$502	$33	—	$—	$—
Multi-family and commercial	4	1,035	—	—	—	50
Commercial business - other	2	118	—	—	—	—
Total	9	$1,655	$33	—	$—	$50

	Nine Months Ended September 30,
	2015			2014
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	3	$502	$33	1	$100	$—
Multi-family and commercial	4	1,035	—	2	1,416	50
Commercial business - other	2	118	—	2	314	—
Total	9	$1,655	$33	5	$1,830	$50

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

The following table provides the recorded investment, by type of modification, during the three and nine months ended September 30, 2015 and 2014 for modified loans identified as TDRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Interest rate adjustments	$559	$—	$559	$379
Principal deferrals	115	—	115	—
Combination of rate and payment (1)	146	—	146	288
Combination of rate and maturity (2)	—	—	—	1,163
Maturity only	835	—	835	—
Total	$1,655	$—	$1,655	$1,830

(1) Terms include combination of interest rate adjustments and interest-only payment with deferral of principal.
(2) Terms include combination of interest rate adjustments and extensions of maturity.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015, the Company held $605,000 in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of September 30, 2015 and December 31, 2014.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2014	$5,799	$4,962	$837	$—	$4,962
Additions	—	143	(143)	143	—
Collections	(114)	(107)	(6)	(17)	(90)
Dispositions	(579)	(520)	(59)	—	(520)
Balance at September 30, 2015	$5,106	$4,478	$629	$126	$4,352

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,558	11,879
Leasehold improvements	11,037	10,802
Furniture and equipment	12,846	12,741
Construction in process	18	1,233
	42,205	41,401
Accumulated depreciation and amortization	(20,536)	(19,690)
Premises and equipment, net	$21,669	$21,711

At September 30, 2015, construction in process related to the project to redesign traffic flow at an existing branch.
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

Components of other comprehensive income and related tax effects are as follows:

	Nine Months Ended September 30, 2015
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$960	$(327)	$633
Reclassification adjustment for gains recognized in net income	(146)	50	(96)
Unrealized holding gains on available for sale securities, net of taxes	814	(277)	537
Derivative instrument:
Change in fair value of effective cash flow hedging derivative	123	(42)	81
Other comprehensive income	$937	$(319)	$618

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	September 30, 2015
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$1,115	$(379)	$736
Net unrealized loss on effective cash flow hedging derivative	(34)	11	(23)
Accumulated other comprehensive income	$1,081	$(368)	$713

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

	December 31, 2014
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$301	$(102)	$199
Net unrealized loss on effective cash flow hedging derivative	(157)	53	(104)
Accumulated other comprehensive income	$144	$(49)	$95

NOTE 7.  REGULATORY CAPITAL

The Company and the Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The following tables present regulatory capital information for the Company and the Bank. Information presented for September 30, 2015 reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and the Bank and changed the inputs and methodology for computing capital. Prior to January 1, 2015, the Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under these capital requirements, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 Capital to Average Assets:
Company	$139,565	9.68%	$57,699	4.00%	$72,123	5.00%
Bank	133,681	9.42	56,760	4.00	70,950	5.00
Tier 1 Capital to Risk Weighted Assets:
Company	139,565	15.40	54,391	6.00	72,522	8.00
Bank	133,681	14.78	54,286	6.00	72,381	8.00
Total Capital to Risk Weighted Assets:
Company	149,427	16.48	72,522	8.00	90,653	10.00
Bank	143,543	15.87	72,381	8.00	90,476	10.00
Common Equity Tier 1 Capital:
Company	139,565	15.40	40,794	4.50	58,924	6.50
Bank	133,681	14.78	40,714	4.50	58,809	6.50

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:	(Dollars in Thousands)
Tier 1 Capital to Average Assets	$123,862	9.37%	$52,876	4.00%	$66,095	5.00%
Tier 1 Capital to Risk Weighted Assets	123,862	14.86	33,341	4.00	50,012	6.00
Total Capital to Risk Weighted Assets	132,306	15.87	66,695	8.00	83,369	10.00
Tangible Equity Ratio	123,862	9.37	19,828	1.50	N/A	N/A

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At September 30, 2015, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. To be “well capitalized,” the Company and the Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes no conditions or events have occurred since September 30, 2015 that would materially adversely change the Company’s and the Bank’s capital classifications.

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
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

•
Securities available for sale. Included in the available for sale category are debt securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes a nationally-recognized, third-party pricing service to estimate fair value measurements for the majority of its portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data, but these prices do not represent binding quotes. The fair value prices on all investments are reviewed for reasonableness by management. Securities measured at fair value in Level 3 include one collateralized debt obligation that is backed by trust preferred securities issued by banks and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels. The Company employs a valuation specialist to estimate future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

•	Federal Home Loan Bank stock. The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption provisions of the FHLB.

•	Federal Reserve Bank stock. The carrying value of Federal Reserve Bank ("FRB") stock approximates fair value based on the redemption provisions of the FRB.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

•
Interest rate swap agreements. The fair values of the Company’s interest rate swaps are obtained from a third-party pricing service and are determined using a discounted cash flow analysis on the expected cash flows of the derivative. The pricing analysis is based on observable inputs for the contractual term of the derivative, including the period to maturity, credit component, and interest rate curves.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2015.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$25,271	$43,297	$—	$68,568
Government-sponsored enterprises	—	30,664	—	30,664
Mortgage-backed securities	—	70,036	—	70,036
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,130	1,130
Obligations of state and political subdivisions	—	1,537	—	1,537
Tax-exempt securities	—	3,242	—	3,242
Forward loan sale commitments and derivative loan commitments	—	—	37	37
Total assets	$25,271	$149,776	$1,167	$176,214

Liabilities:
Interest rate swap agreements	$—	$170	$—	$170
Total liabilities	$—	$170	$—	$170

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$21,001	$45,390	$—	$66,391
Government-sponsored enterprises	—	27,488	—	27,488
Mortgage-backed securities	—	67,103	—	67,103
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,181	1,181
Obligations of state and political subdivisions	—	3,200	—	3,200
Tax-exempt securities	—	6,677	—	6,677
Forward loan sale commitments and derivative loan commitments	—	—	59	59
Total assets	$21,001	$150,858	$1,240	$173,099

Liabilities:
Interest rate swap agreements	$—	$271	$—	$271
Total liabilities	$—	$271	$—	$271

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2014	$1,181	$59
Total realized losses included in net income	—	(22)
Total unrealized losses included in other comprehensive income	(51)	—
Balance at September 30, 2015	$1,130	$37

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at September 30, 2015 and December 31, 2014. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014.

	At September 30, 2015			At December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$61	$—	$—	$356
Other real estate owned	—	—	1,341	—	—	1,271
Total assets	$—	$—	$1,402	$—	$—	$1,627

The following table summarizes losses (gains) resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Impaired loans	$(20)	$22	$2	$126
Other real estate owned	65	10	212	25
Total losses	$45	$32	$214	$151

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
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2015 and December 31, 2014. The estimated fair value amounts at September 30, 2015 and December 31, 2014 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of September 30, 2015 and December 31, 2014, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$36,562	$36,562	$—	$—	$36,562
Available for sale securities	176,177	25,271	149,776	1,130	176,177
Loans held for sale	165	—	—	165	165
Loans receivable, net	1,142,998	—	—	1,156,501	1,156,501
Federal Home Loan Bank stock	12,421	—	—	12,421	12,421
Federal Reserve Bank stock	3,621	—	—	3,621	3,621
Accrued interest receivable	4,230	—	—	4,230	4,230
Financial Liabilities:
Deposits	1,043,130	—	—	1,047,509	1,047,509
Mortgagors' and investors' escrow accounts	1,946	—	—	1,946	1,946
Federal Home Loan Bank advances	224,459	—	225,337	—	225,337
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,329	—	5,329
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	37	—	—	37	37
Liabilities:
Interest rate swap agreements	170	—	170	—	170

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

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

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments
The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheets as other assets and other liabilities. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and does not expect any counterparties to fail their obligations.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

At September 30, 2015 and December 31, 2014, information pertaining to the outstanding interest rate swap agreement used to hedge variable rate debt is as follows:

	September 30, 2015	December 31, 2014

	(Dollars in Thousands)
Notional amount	$8,000	$8,000
Weighted average fixed pay rate	2.44%	2.44%
Weighted average variable receive rate	0.34%	0.24%
Weighted average maturity in years	0.2	1.0
Unrealized loss relating to interest rate swap	$34	$157

At September 30, 2015 and December 31, 2014, the unrealized loss related to the above mentioned interest rate swap was recorded as a derivative liability. Changes in the fair value of an interest rate swap designated as a hedging instrument of the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the periods ended September 30, 2015 and December 31, 2014 related to the balance sheet hedging of long-term debt indicate the hedge was 100% effective and there was no component of the derivative instrument’s loss which was excluded from the assessment of hedge effectiveness.

The Company’s derivative contract contains a provision establishing a collateral requirement (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s junior subordinated debt rating was to fall below the level generally recognized as investment grade, the counterparty to such derivative contract could require additional collateral on the derivative transaction in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The Company had posted collateral of $50,000 and $400,000 in the normal course of business for a derivative instrument, with a credit-related contingent feature, that was in a net liability position at September 30, 2015 and December 31, 2014, respectively.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in noninterest income.

Interest Rate Swap Agreement - In 2012, management entered into an interest rate swap agreement that does not meet the strict hedge accounting requirements of FASB's "Derivatives and Hedging" standard to manage the Company's exposure to interest rate movements and other identified risks. At September 30, 2015 and December 31, 2014, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.29%	0.25%
Weighted average maturity in years	1.3	2.0
Unrealized loss relating to interest rate swap	$136	$114

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014 AND DECEMBER 31, 2014

The Company reported a loss in fair value on the interest rate swap not designated as a hedge in noninterest income of $7,000 and $22,000 for the three and nine months ended September 30, 2015, respectively, and a gain in fair value of $78,000 and $69,000 for the three and nine months ended September 30, 2014, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the values of these loan commitments decrease. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated mortgage loan commitments was $5.0 million at September 30, 2015. At September 30, 2015, the fair value of such commitments was a net asset of $37,000.

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

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $2.7 million at September 30, 2015. At September 30, 2015, the fair value of such commitments was a net asset of $0.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at September 30, 2015 and December 31, 2014.

		September 30, 2015		December 31, 2014
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivative designated as hedging instrument:

Interest rate swap	Other Liabilities	$8,000	$(34)	$8,000	$(157)

Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	15,000	(136)	15,000	(114)
Derivative loan commitments	Other Assets	4,983	37	6,436	59
Forward loan sale commitments	Other Assets	2,662	—	2,754	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2015 and December 31, 2014 and the results of operations for the three and nine months ended September 30, 2015 and 2014. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Assets:
Summary. Assets increased $103.1 million, or 7.6%, to $1.45 billion at September 30, 2015, compared to $1.35 billion at December 31, 2014, principally due to increases of $98.1 million in net loans receivable, $3.6 million in Federal Reserve Bank stock and $3.1 million in available for sale securities, offset by a reduction of $2.7 million in cash and cash equivalents.

Loans Receivable, Net. Contributing to the increase of $98.1 million in net loans receivable were increases in multi-family and commercial real estate loans, SBA and USDA guaranteed loans and time share loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 37.4% of the total loan portfolio at September 30, 2015 and remained stable at $430.3 million as compared to $430.6 million at December 31, 2014. Residential mortgage loan originations increased $28.8 million, or 66.4%, during the first nine months of 2015 over the comparable period in 2014, as a result of lower interest rates and increased activity in the housing market.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 29.5% of total loans at September 30, 2015 and increased $41.4 million, or 13.9%, during the first nine months of 2015. Loan originations for multi-family and commercial real estate loans were $58.1 million, representing an increase of $22.1 million, during the first nine months of 2015 compared to the same period in 2014.

•
Construction. Construction loans, which include both residential and commercial construction loans, increased $3.8 million to $17.4 million for the first nine months of 2015 as a result of increased commercial construction volume.

•
Commercial Business. Commercial business loans represented 26.6% of total loans at September 30, 2015. Commercial business loans increased $54.1 million, or 21.5%, for the first nine months of 2015 primarily due to increases of $35.3 million in SBA and USDA guaranteed loans, $12.1 million in time share loans and $4.9 million in condominium association loans. During 2015, SBA and USDA guaranteed loans increased as a result of purchases totaling $52.3 million. Commercial business loan originations increased $9.2 million as compared to the same period in 2014. At September 30, 2015, unfunded lines of credit related to time share lending totaled $20.3 million as a result of focused efforts dedicated to growth within the time share industry.

•
Consumer. Consumer loans represented 5.0% of the Company’s total loan portfolio at September 30, 2015. Consumer loans increased $490,000 during the first nine months of 2015 primarily as a result of an increase of $1.9 million in home equity loans, offset by a decrease of $1.5 million in indirect automobile loans. Loan originations for consumer loans totaled $17.8 million, representing a decrease of $3.3 million, for the first nine months of 2015 over the comparable period in 2014.

The allowance for loan losses totaled $9.2 million at September 30, 2015 compared to $7.8 million at December 31, 2014. The ratio of the allowance for loan losses to total loans increased to 0.80% at September 30, 2015 from 0.74% at December 31, 2014. This was necessitated by a change in the composition of the loan portfolio which included an increase in the commercial loan portfolio, which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in portfolio and an increase in nonperforming assets.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	September 30 2015	December 31, 2014
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,420	$3,167
Multi-family and commercial	2,694	907
Total real estate loans	6,114	4,074
Commercial business loans	814	446
Consumer loans:
Home equity	324	23
Total nonaccrual loans	7,252	4,543
Accruing loans past due 90 days or more	—	459
Total nonperforming loans (1)	7,252	5,002
Other real estate owned, net (2)	1,341	1,271
Total nonperforming assets	8,593	6,273
Accruing troubled debt restructurings	3,691	3,387
Total nonperforming assets and troubled debt restructurings	$12,284	$9,660

Allowance for loan losses as a percent of nonperforming loans	127.50%	155.88%
Total nonperforming loans to total loans	0.63%	0.48%
Total nonperforming loans to total assets	0.50%	0.37%
Total nonperforming assets and troubled debt restructurings to total assets	0.85%	0.72%

(1) Includes nonperforming TDRs totaling $1.7 million and $603,000 at September 30, 2015 and December 31, 2014, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The increase in nonperforming assets was primarily due to increases in nonperforming multi-family and commercial real estate loans of $1.8 million and commercial business loans of $368,000 at September 30, 2015. Nonperforming home equity loans and residential real estate loans increased $301,000 and $253,000, respectively, during the first nine months of 2015, while accruing loans past due 90 days or more decreased $459,000.

Other real estate owned increased $70,000 to $1.3 million from December 31, 2014 to September 30, 2015, due to the addition of three residential properties, partially offset by the write-down of two commercial and two residential properties and the sale of one residential property. At September 30, 2015, other real estate owned included four commercial properties and two residential properties.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, a combination of deferred principal payments, and interest rate concessions or a combination of maturity extensions and interest rate concessions. TDRs increased to $5.4 million at September 30, 2015, compared to $4.0 million at December 31, 2014. Of the TDRs, $3.7 million and $3.4 million were performing in accordance with their restructured terms at both September 30, 2015 and December 31, 2014, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $106.9 million, or 9.0%, to $1.30 billion at September 30, 2015 compared to $1.19 billion at December 31, 2014. Deposits increased $32.4 million, or 3.2%, which included increases in NOW and money market accounts of $34.5 million and noninterest-bearing demand deposits and certificates of deposit of $5.7 million each, offset by a decrease in savings accounts of $13.7 million. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. The increase in borrowings of $76.2 million from $156.5 million at December 31, 2014 to $232.7 million at September 30, 2015, was used to fund increased commercial lending, including the $52.3 million purchase of SBA guaranteed loans in April 2015.

Equity:
Summary. Shareholders’ equity decreased $3.8 million from $157.7 million at December 31, 2014 to $154.0 million at September 30, 2015. The decrease in shareholders’ equity was attributable to the repurchase of common shares totaling $10.2 million and dividends of $1.4 million, offset by the exercise of stock options of $3.3 million and net income of $2.9 million.

On September 23, 2015, the Company granted 38,000 shares of restricted stock and 100,000 stock options. Stock compensation expense related to this grant of $161,000 was charged against income for the three and nine months ended September 30, 2015. As of September 30, 2015, there was $989,000 of unrecognized compensation cost related to this grant.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of the unrealized gains and losses on available for sale securities and unrealized gains and losses on an interest rate swap designated as a hedge, net of taxes. The net unrealized gains on available for sale securities, net of taxes, totaled $736,000 at September 30, 2015 compared to net unrealized gains of $199,000 at December 31, 2014. The net unrealized loss on the interest rate swap, net of taxes, totaled $23,000 at September 30, 2015 compared to $104,000 at December 31, 2014.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

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

Summary. The Company reported net income of $974,000 for the three months ended September 30, 2015 compared to $1.2 million for the three months ended September 30, 2014. The Company reported net income of $2.9 million for the nine months ended September 30, 2015 compared to $3.0 million for the nine months ended September 30, 2014.

Interest and Dividend Income. Total interest and dividend income increased $489,000, or 4.2%, to $12.2 million for the three months ended September 30, 2015, compared to the same period in 2014. The increase in interest and dividend income was primarily due to a higher average balance on loans and securities outstanding, offset by a lower average yield on loans and securities. Interest income on loans and securities reflect net amortization of $179,000 and $108,000 for the quarters ended September 30, 2015 and 2014, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the three months ended September 30, 2015 decreased 12 basis points to 3.59% compared to 3.71% for the three months ended September 30, 2014. Average interest-earning assets increased $92.6 million to $1.35 billion during the third quarter of 2015, due to increases in the average balance of loans and securities of $89.8 million and $7.7 million, respectively, offset by a decrease of $4.9 million in the average balance of other interest-earning assets, as compared to the same quarter in 2014.

Total interest and dividend income remained at $35.5 million for the nine months ended September 30, 2015, compared to the same period in 2014 as the increase in the average balance of loans was offset by a decrease in the average yield on loans and securities. Interest income on loans and securities reflect net amortization of $543,000 and $124,000 for the nine months ended September 30, 2015 and 2014, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets decreased 12 basis points from 3.76% for the nine months ended September 30, 2014, to 3.64% for the nine months ended September 30, 2015. Average interest-earning assets increased $42.1 million to $1.31 billion during the first nine months of 2015, due to increases of $44.5 million and $2.1 million in the average balance of loans and securities, respectively, offset by a decrease of $4.5 million in the average balance of other interest-earning assets as compared to the same period in 2014.

Interest Expense. For the quarter ended September 30, 2015, interest expense increased $292,000, or 14.3%, resulting from higher FHLB advances and a higher balance of average deposits compared to the same quarter in 2014. Higher interest expense on interest-bearing liabilities reflect net accretion of $184,000 and $482,000 for the three months ended September 30, 2015 and 2014, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. Average interest-bearing deposits increased $25.4 million to $888.6 million for the three months ended September 30, 2015 and the average rate paid increased one basis point to 0.63%, compared to the same period in 2014. Increases in the average balance of NOW and money market deposits and certificates of deposit totaled $24.1 million and $16.6 million, respectively, while the average balance of savings accounts decreased $15.5 million compared to the three months ended September 30, 2014. The average balance of FHLB advances increased $57.2 million for the three months ended September 30, 2015, while the average rate paid increased four basis points to 1.58%.

Interest expense increased $320,000, or 5.2%, to $6.5 million for the first nine months of 2015. Interest expense on deposits and borrowings reflect net accretion of $825,000 and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. Average interest-bearing deposits increased $21.1 million to $885.7 million and the average rate paid increased one basis point to 0.63%. Increases in the average balance of certificates of deposit and NOW and money market deposits of $19.3 million and $9.6 million, respectively, were offset by a decrease in the average balance of savings accounts of $8.0 million. The average balance of FHLB advances increased $11.7 million, while the average rate paid increased five basis points to 1.60%.

Average Balance Sheet. The following sets forth information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yields and rates paid, interest rate spread, net interest margin, and the ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated.

	At or For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,134,506	$11,278	3.94%	$1,044,702	$10,735	4.08%
Securities (3)	192,093	925	1.91	184,376	1,002	2.16
Other interest-earning assets	23,341	19	0.32	28,237	11	0.15
Total interest-earning assets	1,349,940	12,222	3.59	1,257,315	11,748	3.71

Noninterest-earning assets	92,527			91,287
Total assets	$1,442,467			$1,348,602

Interest-bearing liabilities:
Deposits:
Business checking	$415	—	—	$180	—	—
NOW and money market	474,092	128	0.11	450,011	143	0.13
Savings (4)	31,312	17	0.22	46,854	20	0.17
Certificates of deposit (5)	382,796	1,258	1.30	366,219	1,192	1.29
Total interest-bearing deposits	888,615	1,403	0.63	863,264	1,355	0.62

Federal Home Loan Bank advances	211,863	846	1.58	154,664	602	1.54
Subordinated debt	8,248	84	4.04	8,248	84	4.04
Total interest-bearing liabilities	1,108,726	2,333	0.83	1,026,176	2,041	0.79

Noninterest-bearing liabilities	180,140			165,503
Total liabilities	1,288,866			1,191,679

Total shareholders' equity	153,601			156,923

Total liabilities and shareholders' equity	$1,442,467			$1,348,602

Net interest-earning assets	$241,214			$231,139

Tax equivalent net interest income (3)		9,889			9,707

Tax equivalent interest rate spread (6)			2.76%			2.92%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.91%			3.06%

Average of interest-earning assets to average interest-bearing liabilities			121.76%			122.52%

Less tax equivalent adjustment (3)		(5)			(20)

Net interest income		$9,884			$9,687

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Nine months Ended September 30,
	2015			2014
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,093,467	$32,823	4.01%	$1,048,969	$32,489	4.14%
Securities (3)	187,748	2,618	1.86	185,649	3,008	2.17
Other interest-earning assets	24,082	57	0.32	28,558	39	0.18
Total interest-earning assets	1,305,297	35,498	3.64	1,263,176	35,536	3.76

Noninterest-earning assets	91,974			91,825
Total assets	$1,397,271			$1,355,001

Interest-bearing liabilities:
Deposits:
Business checking	$325	—	—	$155	—	—
NOW and money market	464,199	394	0.11	454,573	441	0.13
Savings (4)	39,035	52	0.18	47,026	61	0.17
Certificates of deposit (5)	382,140	3,704	1.30	362,829	3,531	1.30
Total interest-bearing deposits	885,699	4,150	0.63	864,583	4,033	0.62

Federal Home Loan Bank advances	177,196	2,124	1.60	165,472	1,921	1.55
Subordinated debt	8,248	251	4.07	8,248	251	4.07
Total interest-bearing liabilities	1,071,143	6,525	0.81	1,038,303	6,205	0.80

Noninterest-bearing liabilities	170,518			160,653
Total liabilities	1,241,661			1,198,956

Total shareholders' equity	155,610			156,045

Total liabilities and shareholders' equity	$1,397,271			$1,355,001

Net interest-earning assets	$234,154			$224,873

Tax equivalent net interest income (3)		28,973			29,331

Tax equivalent interest rate spread (6)			2.83%			2.96%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.97%			3.10%

Average of interest-earning assets to average interest-bearing liabilities			121.86%			121.66%

Less tax equivalent adjustment (3)		(21)			(54)

Net interest income		$28,952			$29,277

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

	Three Months Ended September 30, 2015 and 2014			Nine Months Ended September 30, 2015 and 2014
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(358)	$901	$543	$(1,020)	$1,354	$334
Securities (3)	(118)	41	(77)	(424)	34	(390)
Other interest-earning assets	10	(2)	8	23	(5)	18
Total interest-earning assets	(466)	940	474	(1,421)	1,383	(38)
Interest-bearing liabilities:
Interest expense:
Deposits (4)	(8)	56	48	(70)	187	117
Federal Home Loan Bank advances	26	218	244	70	133	203
Total interest-bearing liabilities	18	274	292	—	320	320
Change in net interest income	$(484)	$666	$182	$(1,421)	$1,063	$(358)

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

Provision for Loan Losses. The provision for loan losses increased $667,000 and $517,000 for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, as a result of increases in commercial loans outstanding, which carry a higher degree of risk than other loans in the portfolio, nonperforming loans and, for the three months ended September 30, 2015, loan charge-offs. At September 30, 2015, nonperforming loans increased to $7.3 million, compared to $4.9 million at September 30, 2014, resulting from increases in nonperforming multi-family and commercial loans of $1.7 million, home equity loans of $324,000, and residential mortgage loans of $254,000. Net loan charge-offs were $208,000 and $263,000 for the three and nine months ended September 30, 2015, respectively, compared to $176,000 and $492,000 for the three and nine months ended September 30, 2014, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,699	$1,762	$(63)	(3.6)%	$5,039	$5,265	$(226)	(4.3)%
Wealth management fees	303	293	10	3.4	916	926	(10)	(1.1)
Increase in cash surrender value of bank-owned life insurance	146	147	(1)	(0.7)	449	433	16	3.7
Net gain on sales of securities	14	—	14	N/A	146	64	82	128.1
Mortgage banking	139	81	58	71.6	416	396	20	5.1
Net gain (loss) on fair value of derivatives	(7)	78	(85)	(109.0)	(22)	69	(91)	(131.9)
Other	452	85	367	431.8	749	527	222	42.1
Total noninterest income	$2,746	$2,446	$300	12.3%	$7,693	$7,680	$13	0.2%

Noninterest income increased $300,000 and $13,000 for the three and nine months ended September 30, 2015, respectively, versus the comparable periods in the prior year. Other noninterest income increased $367,000 and $222,000 for the three and nine months ended September 30, 2015, respectively, compared to the same period in 2014, primarily as a result of profit distributions from our investment in two small business investment companies. Service fees decreased $63,000 and $226,000 for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year, as a result of a reduction in overdraft privilege fees. Net loss on derivatives was $7,000 and $22,000 for the three and nine months ended September 30, 2015, respectively, compared to net gains on derivatives of $78,000 and $69,000 for the three and nine months ended September 30, 2014, respectively, resulting from a change in the fair value of derivative instruments.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,986	$4,897	$89	1.8%	$15,059	$15,128	$(69)	(0.5)%
Occupancy and equipment	1,816	1,883	(67)	(3.6)	5,660	5,852	(192)	(3.3)
Computer and electronic banking services	1,413	1,417	(4)	(0.3)	4,168	4,082	86	2.1
Outside professional services	436	420	16	3.8	1,410	1,422	(12)	(0.8)
Marketing and advertising	259	216	43	19.9	779	754	25	3.3
Supplies	149	146	3	2.1	441	465	(24)	(5.2)
FDIC deposit insurance and regulatory assessments	255	303	(48)	(15.8)	748	953	(205)	(21.5)
Core deposit intangible amortization	150	150	—	—	451	463	(12)	(2.6)
Other real estate operations	160	72	88	122.2	444	303	141	46.5
Other	521	500	21	4.2	1,452	1,873	(421)	(22.5)
Total noninterest expenses	$10,145	$10,004	$141	1.4%	$30,612	$31,295	$(683)	(2.2)%

Other noninterest expenses decreased $421,000 for the nine months ended September 30, 2015. Higher other noninterest expenses for the first nine months of 2014 included fraudulent debit card transactions of $380,000, and prepayment penalties totaling $75,000 for the early extinguishment of certain Federal Home Loan Bank borrowings. Salaries and employee benefits increased $89,000 for the three months ended September 30, 2015 primarily as a result of equity award compensation and retirement expense compared to the three months ended September 30, 2014. Salaries and employee benefits decreased $69,000 for the nine months ended September 30, 2015 compared to the same period in 2014, as a result of a reduction in staffing levels and associated benefit costs year-over-year. Costs related to other real estate operations increased $88,000 and $141,000 for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The Bank’s conversion to a state-chartered financial institution effective in December 2014 contributed to the decrease of $48,000 and $205,000 in the regulatory assessment for the three and nine months ended September 30, 2015, respectively, compared to the comparable periods in 2014. Decreased occupancy and equipment expense of $67,000 and $192,000 for the three and nine months ended September 30, 2015, respectively, versus comparable periods in 2014, was in large part a result of reconfiguring and optimizing telephone and data services. Lower noninterest expenses were partially offset by an increase of $86,000 in computer and electronic banking services for the nine months ended September 30, 2015, respectively, resulting from the implementation of an enhanced mobile banking platform.

Income Tax Provision. The provision for income taxes decreased $85,000 and $26,000 for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The effective tax rate for the three months ended September 30, 2015 and 2014 was 33.7% and 32.6%, respectively. The effective tax rate for the first nine months of 2015 and 2014 was 32.9% and 32.4%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $36.6 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $176.2 million at September 30, 2015. In addition, at September 30, 2015, the Bank had the ability to borrow an additional $23.5 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $224.5 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the nine months ended September 30, 2015, the Bank originated $168.6 million of loans and purchased $35.5 million of securities and $96.6 million of loans. For the year ended December 31, 2014, the Bank originated $168.0 million of loans and purchased $36.2 million of securities and $59.9 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $30.8 million for the nine months ended September 30, 2015. FHLB advances increased $76.2 million during the nine months months ended September 30, 2015 and decreased $28.0 million during the year ended December 31, 2014. The increase in borrowings resulted from the need to fund increased commercial lending, including the $52.3 million purchase of SBA guaranteed loans in April 2015. Certificates of deposit due within one year of September 30, 2015 totaled $173.4 million, or 16.6% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company repurchased 849,819 shares of the Company's common stock at a cost of $10.2 million during the first nine months of 2015 and 74,441 shares of the Company’s common stock at a cost of $841,000 during the year ended December 31, 2014. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2014 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to SI Financial Group in any calendar year cannot exceed net profits for that year to date plus retained net profits (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At September 30, 2015, SI Financial Group had cash and cash equivalents of $2.1 million and available for sale securities of $5.1 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2014. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2014 and September 30, 2015.

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

Financial instruments whose contract amounts represent credit risk at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$24,876	$26,170
Undisbursed construction loans	19,024	25,107
Undisbursed home equity lines of credit	48,061	45,403
Undisbursed commercial lines of credit	45,578	60,363
Overdraft protection lines	1,261	1,230
Standby letters of credit	165	81
Total commitments	$138,965	$158,354

Future loan commitments at September 30, 2015 and December 31, 2014 included fixed-rate loan commitments of $3.4 million and $10.8 million, respectively, at interest rates ranging from 3.00% to 4.75% and 3.00% to 5.75%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At September 30, 2015, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $1.2 million. The Bank recorded no write downs of the SBICs during the nine months ended September 30, 2015, and write downs of $175,000 in one of the SBICs during the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2015.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(1.83)%	(2.26)%
200 basis point increase in rates	1.31	0.46
300 basis point increase in rates	1.26	(0.65)

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) if rates decreased 100 basis points in the 12- and 24-month periods or increased 300 basis points in the 24-month period. Conversely, net interest income would be positively affected (within our internal guidelines) in the 12-month period if rates increased 200 or 300 basis points and in the 24-month period if rates increased 200 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB advances to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities. Additionally, the interest rate swap agreement used to hedge the interest rate of the Company’s long-term variable-rate debt effectively converts the debt to a fixed-rate of interest, which reflects favorably on net interest income in a rising rate environment.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Management believes these legal proceedings would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended September 30, 2015 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2015	—	$—	—	—
August 1 - 31, 2015	—	—	—	—
September 1 - 30, 2015	4,590	11.86	—	—
Total	4,590	$11.86	—

(1) Consists of shares surrendered by employees to satisfy tax withholding requirements upon the vesting of stock awards. These shares were not repurchased as part of a publicly announced plan or program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)
3.2	Bylaws of SI Financial Group, Inc. (2)
4	Specimen Stock Certificate of SI Financial Group, Inc. (1)
10.1	*Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated
10.2	*Change in Control Agreement between Lauren L. Murphy, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated
10.3	*Change in Control Agreement between Laurie L. Gervais, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated
10.4	*Change in Control Agreement between Paul R. Little, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement
(1) Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

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

SI FINANCIAL GROUP, INC.

Date:	November 6, 2015	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	November 6, 2015	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)