Form 10-K
period 2015-12-31
SI Financial Group, Inc.
filed 2016-03-11
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

o	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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

Large Accelerated Filer  ☐ Accelerated Filer  ☒
Non-Accelerated Filer   ☐   Smaller Reporting Company Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $149.7 million, which was computed by reference to the closing price of $11.64, at which the common equity was sold as of June 30, 2015.  Solely for the purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be affiliates.

As of March 7, 2016, there were 12,217,088 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders and the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

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

SI Financial Group, Inc. is the parent holding company for Savings Institute Bank and Trust Company (the "Bank"). The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in its market area, including insurance, trust and investment services.  The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business (including time share lending and loans to condominium associations) and consumer loans.  The Bank also purchases commercial business loans, including loans fully guaranteed by the Small Business Administration ("SBA") and the United States Department of Agriculture ("USDA"). The Bank sells certain fixed-rate one- to four-family residential conforming loans the Bank originates in the secondary market, primarily with the servicing retained.  Such sales generate mortgage banking fee income.  The remainder of the Bank’s loan portfolio is originated for investment.

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

Market Area and Competition

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford.  The Bank operates 25 full-service offices throughout Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut and Newport and Washington counties in Rhode Island and one wealth management and trust services office in Windham County, Connecticut.  Most of the Bank’s deposit customers reside in the areas surrounding the Bank’s branch offices.  The Bank’s primary lending area is eastern Connecticut and Rhode Island with concentrations in Massachusetts and New Hampshire. The economy in the Company’s Connecticut market area is relatively diverse and primarily oriented to the educational, service, entertainment, insurance, manufacturing and retail industries.  The major employers in our Connecticut market area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc.  In addition, there are also many small to mid-sized businesses that support the local economy. The economy in the Company's Rhode Island market area is primarily oriented to the health care, educational, retail and hospitality industries. The major employers in the Rhode Island area include several hospitals, universities and pharmaceutical manufacturers.

Notwithstanding the recent economic downturn, our primary market area has remained relatively stable. Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut have a total population of 1.6 million and 626,000 total households, according to SNL Financial.  For 2015, median household income levels ranged from $57,000 to $81,000 in the five counties we maintain branch offices in Connecticut, compared to $71,000 for Connecticut and $56,000 for the United States, according to published statistics. Newport and Washington counties in Rhode Island have a total population and total households of 209,000 and 85,000, respectively, according to SNL Financial. Median household income levels for 2015 ranged from $70,000 to $74,000, compared to $59,000 for Rhode Island, according to published statistics.

The Bank faces significant competition for the attraction of deposits and origination of loans.  The most direct competition for deposits has historically come from several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities.  At June 30, 2015, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank held 21.11% of the deposits in Windham County, Connecticut, which is the largest market share out of the 10 financial institutions with offices in this county.  Also, at June 30, 2015, the Bank held 0.96% of the deposits in New London, Tolland, Hartford and Middlesex counties, Connecticut, which is the 14th largest market share out of the 36 financial institutions with offices in these counties.  Bank of America Corp., Webster Bank Financial Corporation, The Toronto-Dominion Bank, People’s United Financial, Inc. and Banco Santander, S.A., all of which are large national or regional bank holding companies, also operate in the Bank’s Connecticut market area.  In Rhode Island, at June 30, 2015, the Bank held 5.06% of the deposits in Newport and Washington counties, which is the 5th largest market share out of the 11 financial institutions with offices in these counties.  The Washington Trust Company of Westerly, RBS Citizens, Bank Newport and Bank of America Corp. also operate in the Bank's Rhode Island market area. These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans.  At December 31, 2015, the Bank had loans held for sale totaling $1.8 million.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$417,458	35.57%	$430,575	40.97%	$449,812	42.73%	$230,664	33.44%	$247,426	39.79%
Multi-family and commercial	385,341	32.84	298,320	28.38	285,660	27.13	201,951	29.28	158,384	25.47
Construction	21,786	1.86	13,579	1.29	10,162	0.97	3,284	0.48	12,290	1.98
Total real estate loans	824,585	70.27	742,474	70.64	745,634	70.83	435,899	63.20	418,100	67.24

Commercial business loans:
SBA and USDA guaranteed	145,238	12.38	118,466	11.27	137,578	13.07	148,385	21.51	127,359	20.48
Time share	55,192	4.70	45,669	4.35	28,615	2.72	23,310	3.38	—	—
Condominium association	21,986	1.87	21,386	2.03	18,442	1.75	15,493	2.25	—	—
Other	69,033	5.88	66,446	6.32	69,705	6.62	26,339	3.81	40,442	6.50
Total commercial business loans	291,449	24.83	251,967	23.97	254,340	24.16	213,527	30.95	167,801	26.98

Consumer loans:
Home equity	53,779	4.58	51,093	4.86	44,284	4.21	28,375	4.11	27,425	4.41
Indirect automobile	1,741	0.15	3,692	0.35	6,354	0.60	9,652	1.40	5,733	0.92
Other	1,946	0.17	1,864	0.18	2,116	0.20	2,353	0.34	2,824	0.45
Total consumer loans	57,466	4.90	56,649	5.39	52,754	5.01	40,380	5.85	35,982	5.78

Total loans	1,173,500	100.00%	1,051,090	100.00%	1,052,728	100.00%	689,806	100.00%	621,883	100.00%
Deferred loan origination costs, net of deferred fees	1,735		1,571		1,598		1,744		1,713
Allowance for loan losses	(9,863)		(7,797)		(6,916)		(6,387)		(4,970)
Loans receivable, net	$1,165,372		$1,044,864		$1,047,410		$685,163		$618,626

One- to Four-Family Residential Loans.  One of the Bank’s primary lending activities is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in its market area.  The Bank offers fixed-rate and adjustable-rate mortgage loans with terms up to 30 years.  Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of current and anticipated future interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on the Bank’s interest rate risk.  The loan fees charged, interest rates and other provisions of mortgage loans are determined on the basis of the Bank’s pricing criteria and competitive market conditions.

The Bank offers fixed-rate loans with terms of 10, 15, 20 or 30 years.  The Bank’s adjustable-rate mortgage loans are based primarily on 30-year amortization schedules.  Interest rates and payments on adjustable-rate mortgage loans adjust annually after a one, three, five, seven or ten-year initial fixed period.

Generally, the Bank does not originate conventional loans with loan-to-value ratios exceeding 95% and generally originates loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral.  The Bank requires all properties securing mortgage loans to be appraised by a board approved independent licensed appraiser and requires title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance and flood insurance for loans on properties located in a flood zone before closing the loan.

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

Multi-Family and Commercial Real Estate Loans.  The origination of multi-family and commercial real estate ("CRE") loans is the other primary lending activity of the Bank. Such loans are made throughout its market area and in strategic areas in the surrounding region for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  The Bank offers fixed-rate and adjustable-rate multi-family and commercial real estate loans.  Adjustable-rate multi-family and commercial real estate loans originate for amortization periods up to 25 years.  Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period. The Bank’s multi-family and commercial real estate loans are generally secured by owner-occupied properties, including churches and retail facilities. These loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.

The Bank intends to continue to emphasize making these types of loans, as market conditions permit, as such loans produce yields that are generally higher than one- to four-family residential loans and are more sensitive to changes in market interest rates. At December 31, 2015, the largest outstanding multi-family or commercial real estate loan was $12.0 million.  This loan is secured by a school and was performing according to its terms at December 31, 2015.

The Bank maintains an Out-of-Market CRE Market Lending Program. The primary focus of this program is to develop greater investment in commercial real estate loans in the metro-Boston area and the surrounding region. The Bank employs a highly seasoned senior commercial real estate loan officer with significant expertise in lending in this region. Loans originated in this lending area comprise income producing properties representing office, flex, industrial, retail, single credit tenant and residential apartments. These properties have strong income support, favorable demographics and are owned and managed by experienced and financially strong property managers. These loans are predominately shorter-term loan facilities (generally 5-year maturities), which are structured to provide the Bank with strong asset growth, coupled with a focus on credit quality and interest rate risk management. At December 31, 2015, the Bank's exposure in Out-of-Market CRE Market Lending was $173.0 million.

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

Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction, 75% on construction for nonresidential properties and 80% of the lesser of the appraised value or cost of the project on multi-family construction.  At December 31, 2015, the largest outstanding commercial construction loan commitment was $15.3 million for the construction of a 47-bed nursing facility, of which $5.6 million was outstanding and the largest residential construction loan commitment was $611,000, of which $136,000 was outstanding.  These loans were performing according to their terms at December 31, 2015.  Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser.  Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

The Bank also originates development land loans to individuals, local contractors and developers to make improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan.  Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land.  Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%.  The Bank offers fixed-rate land loans and variable-rate land loans that adjust monthly.  Land loans totaled $726,000 at December 31, 2015.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area.  When originating commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, viability of the industry in which the customer operates and the value of the collateral. At December 31, 2015, the largest outstanding commercial loan was $9.0 million, which is secured by the assignment of the guaranteed portion of a purchased SBA loan.  This loan was performing according to its terms at December 31, 2015.

The Bank offers loans secured by business assets other than real estate, such as business equipment and inventory. These loans are originated on a variety of business or personal assets in conformance to policy established borrowing base limits.  The Bank originates one year revolving credit facilities to finance short-term working capital needs of businesses to be repaid by business cash flow. In addition, the Bank originates non-revolving credit facilities to provide a period of time during which the business can borrow funds for planned equipment purchases and other improvement expenditures.  These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months, and will be paid over a predefined amortization period.  Additional products such as time notes, letters of credit and equipment lease financing are offered. Additionally, the Bank purchases the portion of commercial business loans that are fully guaranteed by the SBA and the USDA.  At December 31, 2015, purchased SBA and USDA loans totaled $145.2 million.

The Bank utilizes experienced loan officers and staff to offer specialized lending programs to finance capital improvements for residential and commercial condominium associations as well as the time share industry. Condominium association loans are secured with the assigned right to levy and collect special assessments from the individual unit owners. The condominium association loan portfolio consists of 61 loans totaling $22.0 million as of December 31, 2015. The Bank is not involved with the development of time share resorts, but provides financing for investors with loans secured by diverse consumer receivables. The Bank's exposure in time share lending was 15 loans totaling $55.2 million at December 31, 2015.

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

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and their ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal.  A home equity line of credit may be drawn down by the borrower for a period of nine years and ten months from the date of the loan agreement. During this period, the borrower is only required to make low interest-only payments.  The borrower has to pay back the amount outstanding under the line of credit over a term not to exceed fifteen years, beginning at the end of the nine-year and ten month period.  The Bank will offer home equity loans with a maximum combined loan-to-value ratio of 80%.

Loan Underwriting Risks.  While the Bank anticipates that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability and collateral value of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate mortgage loans help make the Bank’s loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by annual and lifetime interest rate adjustment limits.

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

The Bank purchases portions of loans that are fully guaranteed by the SBA and the USDA.  The loans are primarily for commercial and agricultural properties located throughout the United States.  The Bank purchased $55.7 million and $11.3 million of such loans during 2015 and 2014, respectively. There were no sales of SBA and USDA loans for the years ended December 31, 2015 and 2014.

The Bank also purchased $57.5 million and $48.6 million of multi-family and commercial real estate loans and other commercial business loans in 2015 and 2014, respectively, which included participation loans and medical loans. The Bank performs its own underwriting analysis before purchasing a loan and therefore, believes there should not be a greater risk of default on these obligations compared to loans the Bank originates itself.  However, in a purchased loan, the Bank does not service the loan and thus is subject to the policies and practices of the originating lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Participation loans are entered into by the Bank with other institutions. Total participation loans entered into by the Bank were $33.6 million and $41.1 million in 2015 and 2014, respectively. Medical loans are purchased from a company specializing in medical loan originations. Medical loans are commercial business loans secured by medical equipment and are primarily out of our market area. Total medical loans purchased were $11.0 million and $7.5 million in 2015 and 2014, respectively.

The Bank originates conventional conforming one- to four-family loans which meet Fannie Mae underwriting standards.  The Bank sells certain fixed-rate one- to four-family residential conforming loans in the secondary market, primarily on a servicing retained basis.  Such loans are sold to Fannie Mae, the Connecticut Housing Finance Authority, the Federal Home Loan Bank of Boston ("FHLB") under the Mortgage Partnership Finance Program and other third-party correspondents.  The decision to sell loans in the secondary market is based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management.  Generally, loans are sold without recourse.  The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. Proceeds from the sale of one- to four-family loans totaled $28.4 million and $17.4 million for the years ended December 31, 2015 and 2014, respectively. The Bank intends to continue to originate these types of loans for sale in the secondary market in the future to increase its noninterest income.

At December 31, 2015, the Bank retained the servicing rights on $217.0 million of loans, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties.  Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower.  At December 31, 2015, the exposure amount for loans sold with recourse totaled $7,000.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, net loan charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Loans at beginning of year	$1,051,090	$1,052,728	$689,806

Originations:
Real estate loans	209,857	122,954	123,544
Commercial business loans	33,739	28,301	69,998
Consumer loans	22,934	16,749	23,980
Total loan originations	266,530	168,004	217,522

Purchases:
Other commercial loans	57,528	48,555	7,461
SBA and USDA guaranteed	55,664	11,345	15,489
Total purchases	113,192	59,900	22,950

Loans acquired from Newport Federal at fair value	—	—	361,055

Deductions:
Principal loan repayments, prepayments and other, net	228,116	211,244	181,981
Loan sales	28,171	17,272	53,174
Loan charge-offs	557	723	1,057
Transfers to other real estate owned	468	303	2,393
Total deductions	257,312	229,542	238,605

Net increase (decrease) in loans	122,410	(1,638)	362,922

Loans at end of year	$1,173,500	$1,051,090	$1,052,728

Loan Maturity.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2015.  The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans and may cause actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude deferred loan fees and costs.

	Amounts Due In
	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$241	$8,900	$408,317	$417,458
Multi-family and commercial	10,577	69,574	305,190	385,341
Construction	3,523	2,832	15,431	21,786
Total real estate loans	14,341	81,306	728,938	824,585

Commercial business loans:
SBA and USDA guaranteed	115	3,645	141,478	145,238
Time share	2,000	42,398	10,794	55,192
Condominium association	24	2,143	19,819	21,986
Other	8,567	27,691	32,775	69,033
Total commercial business loans	10,706	75,877	204,866	291,449

Consumer loans:
Home equity	378	2,640	50,761	53,779
Indirect automobile	144	1,597	—	1,741
Other	64	318	1,564	1,946
Total consumer loans	586	4,555	52,325	57,466

Total loans	$25,633	$161,738	$986,129	$1,173,500

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

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2015 that are due after December 31, 2016, and have either fixed interest rates or adjustable interest rates.

	Due After December 31, 2016
	Fixed Rates	Floating or Adjustable Rates	Total

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$331,496	$85,721	$417,217
Multi-family and commercial	218,800	155,964	374,764
Construction	12,037	6,226	18,263
Total real estate loans	562,333	247,911	810,244

Commercial business loans:
SBA and USDA guaranteed	54,425	90,698	145,123
Time share	25,240	27,952	53,192
Condominium association	20,059	1,903	21,962
Other	37,716	22,750	60,466
Total commercial business loans	137,440	143,303	280,743

Consumer loans:
Home equity	15,512	37,889	53,401
Indirect automobile	1,597	—	1,597
Other	449	1,433	1,882
Total consumer loans	17,558	39,322	56,880

Total loans	$717,331	$430,536	$1,147,867

Loan Approval Procedures and Authority.  The Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Company’s Board of Directors and management. All residential mortgages and home equity lines of credit in excess of $10.0 million or other consumer loans in excess of $4.0 million require the approval of the Board of Directors. The Loan Committee of the Board of Directors has the authority to approve: (1) residential mortgage loans and consumer home equity lines of credit up to $10.0 million, (2) commercial loans up to the regulatory legal lending limit, and (3) consumer loans up to $4.0 million. The Credit Committee, which consists of members of management, has authority to approve: (1) residential mortgage loans and consumer home equity lines of credit up to $4.0 million, (2) commercial loans up to $8.0 million, and (3) consumer loans up to $2.0 million. The President and Chief Lending Officer have approval authority for: (1) residential mortgage loans that conform to Fannie Mae and Freddie Mac standards up to $4.0 million or $417,000 for those that are nonconforming, (2) home equity lines of credit up to $4.0 million, and (3) consumer loans up to $250,000 individually or $1.0 million jointly. The President and Chief Lending Officer have approval authority for commercial real estate and other commercial loans up to $1.0 million individually or $2.0 million jointly.  Additionally, certain loan and branch administration personnel have the authority to approve residential mortgage loans, home equity lines and consumer loans up to certain limits as specified in the Bank's loan policy.

Loans to One Borrower.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of the Bank’s stated capital and reserves.  At December 31, 2015, the Bank’s general regulatory limit on loans to one borrower was approximately $21.8 million.  At that date, the Bank’s largest lending relationship was $18.3 million, representing commercial real estate loans on office buildings.  These loans were performing according to their original terms at December 31, 2015.

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

The following table provides information about delinquencies in the Bank’s loan portfolio at the dates indicated.

	December 31, 2015				December 31, 2014
	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	11	$1,054	9	$1,283	4	$258	13	$1,602
Multi-family and commercial	2	203	6	1,061	4	794	4	775
Total real estate loans	13	1,257	15	2,344	8	1,052	17	2,377
Commercial business loans:
SBA and USDA guaranteed	—	—	—	—	—	—	1	459
Other	1	22	2	339	—	—	2	446
Total commercial business loans	1	22	2	339	—	—	3	905
Consumer loans:
Home equity	—	—	2	121	1	158	1	23
Indirect automobile	—	—	—	—	1	10	—	—
Other	1	3	1	25	—	—	—	—
Total consumer loans	1	3	3	146	2	168	1	23
Total delinquent loans	15	$1,282	20	$2,829	10	$1,220	21	$3,305

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

The following table shows the aggregate amounts of the Bank’s criticized and classified assets as of December 31, 2015.

				Special
	Loss	Doubtful	Substandard	Mention
Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$—	$—	$6,126	$2,001
Multi-family and commercial	—	—	14,233	14,187
Total real estate loans	—	—	20,359	16,188

Commercial business loans:
Other	—	—	1,294	1,534
Total commercial business loans	—	—	1,294	1,534

Consumer loans:
Home equity	—	—	229	63
Total consumer loans	—	—	229	63
Total classified loans	—	—	21,882	17,785
Total criticized and classified assets	$—	$—	$21,882	$17,785

At December 31, 2015, total criticized and classified assets were comprised of 64 commercial real estate loans totaling $28.4 million, 53 residential mortgage loans totaling $8.1 million, 23 commercial business loans totaling $2.8 million and seven home equity loans totaling $292,000.  Of the $21.9 million in substandard loans, $6.4 million were nonperforming at December 31, 2015 and included residential real estate loans totaling $1.3 million, commercial real estate loans totaling $1.1 million, other commercial business loans totaling $339,000 and consumer loans totaling $146,000 that were 90 days or more past due.

Other than disclosed in the above tables, there are no other loans at December 31, 2015 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

The following table provides information with respect to the Bank’s nonperforming assets and TDRs as of the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,894	$3,167	$3,560	$4,988	$5,590
Multi-family and commercial	2,167	907	2,979	1,758	4,031
Construction	—	—	—	—	—
Total real estate loans	6,061	4,074	6,539	6,746	9,621
Commercial business loans	339	446	385	542	654
Consumer loans:
Home equity	183	23	53	366	316
Indirect automobile	—	—	16	—	—
Total consumer loans	183	23	69	366	316
Total nonaccrual loans	6,583	4,543	6,993	7,654	10,591

Accruing loans past due 90 days or more:
Commercial business loans	—	459	—	—	—
Total accruing loans past due 90 days or more	—	459	—	—	—
Total nonperforming loans	6,583	5,002	6,993	7,654	10,591

Other real estate owned, net (1)	1,088	1,271	2,429	1,293	976
Total nonperforming assets	7,671	6,273	9,422	8,947	11,567
Accruing troubled debt restructurings	4,659	3,387	2,192	3,826	4,620
Total nonperforming assets and troubled debt restructurings	$12,330	$9,660	$11,614	$12,773	$16,187

Total nonperforming loans to total loans	0.56%	0.48%	0.66%	1.11%	1.70%
Total nonperforming loans to total assets	0.44	0.37	0.52	0.80	1.11
Total nonperforming assets and troubled debt restructurings to total assets	0.83	0.72	0.86	1.34	1.69

(1)	Other real estate owned balances are shown net of related write-downs or valuation allowance.

The increase in nonperforming assets was due to increases in nonaccrual loans.  Nonperforming real estate loans increased $2.0 million, which contributed to the higher balance of nonperforming loans at December 31, 2015. Nonaccrual loans consisted of 32 residential one- to four-family loans, 12 commercial real estate loans, four home equity loans, two commercial business loans and one consumer loan.

Other real estate owned decreased $183,000 from December 31, 2014 to $1.1 million at December 31, 2015.  During 2015, the Bank acquired four residential properties with a net carrying value of $468,000 and sold one commercial and two residential properties with a net carrying value of $384,000.

At December 31, 2015 and 2014, TDRs totaled $5.7 million and $4.0 million, respectively, as a result of interest rate concessions, deferral of principal payments, extension of maturity or a combination of these items.  Of the TDRs at December 31, 2015, $4.7 million continued to accrue interest under the restructured terms of their agreements while the accrual of interest was suspended on loans totaling $991,000. As of December 31, 2015, there were two TDRs, with a recorded investment totaling $322,000 and no allowance, that were in payment default. All of the remaining TDRs were performing in accordance with the terms of their restructured loan agreements and the Bank anticipates these borrowers will repay all contractual principal and interest.

Interest income that would have been recorded for the year ended December 31, 2015 had nonaccruing loans and TDRs been current in accordance with their original terms and had been outstanding throughout the period amounted to $375,000. The amount of interest recognized on impaired loans was $451,000 for the year ended December 31, 2015.

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

In computing the allowance for loan losses, we do not assign a general valuation allowance to the SBA and USDA loans that we purchase as such loans are fully guaranteed.  Such loans accounted for $145.2 million, or 12.38% of the loan portfolio, at December 31, 2015.

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

Although management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while management believes it has established the allowance for loan losses in conformity with U.S. generally accepted accounting principles, our regulators, in reviewing the loan portfolio, may require the Company to increase its allowance for loan losses based on judgments different from those of the Company.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2015			2014			2013
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$1,036	10.50%	35.57%	$955	12.25%	40.97%	$975	14.10%	42.73%
Multi-family and commercial	5,033	51.03	32.84	3,607	46.26	28.38	3,395	49.09	27.13
Construction	516	5.23	1.86	254	3.26	1.29	169	2.44	0.97
Commercial business:
SBA & USDA guaranteed	—	—	12.38	—	—	11.27	—	—	13.07
Time share	690	7.00	4.70	685	8.78	4.35	429	6.20	2.72
Condominium association	330	3.35	1.87	321	4.12	2.03	277	4.01	1.75
Other	1,605	16.27	5.88	1,376	17.65	6.32	1,169	16.90	6.62
Consumer loans:
Home equity	595	6.03	4.58	530	6.80	4.86	409	5.91	4.21
Indirect automobile	12	0.12	0.15	26	0.33	0.35	44	0.64	0.60
Other	46	0.47	0.17	43	0.55	0.18	49	0.71	0.20
Total allowance for loan losses	$9,863	100.00%	100.00%	$7,797	100.00%	100.00%	$6,916	100.00%	100.00%

	December 31,
	2012			2011
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$1,125	17.61%	33.44%	$759	15.27%	39.79%
Multi-family and commercial	3,028	47.41	29.28	2,337	47.01	25.47
Construction	22	0.34	0.48	280	5.63	1.98
Commercial business:
SBA & USDA guaranteed	—	—	21.51	—	—	20.48
Time share	699	10.94	3.38	—	—	—
Condominium association	232	3.63	2.25	—	—	—
Other	804	12.60	3.81	1,148	23.09	6.50
Consumer loans:
Home equity	350	5.48	4.11	344	6.92	4.41
Indirect automobile	68	1.06	1.40	40	0.81	0.92
Other	59	0.93	0.34	62	1.27	0.45
Total allowance for loan losses	$6,387	100.00%	100.00%	$4,970	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Allowance at beginning of year	$7,797	$6,916	$6,387	$4,970	$4,799

Provision for loan losses	2,509	1,539	1,319	2,896	1,558

Charge-offs:
Real estate loans:
Residential - 1 to 4 family	(102)	(335)	(712)	(299)	(686)
Multi-family and commercial	(289)	(144)	(228)	(1,267)	(606)
Construction	—	—	—	—	(83)
Commercial business loans	(165)	(164)	(22)	—	(267)
Consumer loans:
Home equity	—	(40)	(20)	(125)	(15)
Indirect automobile	—	(32)	(31)	(68)	—
Other	(1)	(8)	(44)	(58)	(69)
Total charge-offs	(557)	(723)	(1,057)	(1,817)	(1,726)

Recoveries:
Real estate loans:
Residential - 1 to 4 family	74	38	40	104	—
Multi-family and commercial	24	1	72	140	15
Construction	—	—	91	—	284
Commercial business loans	15	5	3	31	37
Consumer loans:
Home equity	—	—	24	—	—
Indirect automobile	—	17	32	55	—
Other	1	4	5	8	3
Total recoveries	114	65	267	338	339
Net charge-offs	(443)	(658)	(790)	(1,479)	(1,387)

Allowance at end of year	$9,863	$7,797	$6,916	$6,387	$4,970

Ratios:
Allowance to total loans outstanding at year end	0.84%	0.74%	0.66%	0.93%	0.80%
Allowance to nonperforming loans	149.83	155.88	98.90	83.45	46.93
Net charge-offs to average loans outstanding during the year	0.04	0.06	0.10	0.22	0.22

The allowance as a percentage of total loans increased to 0.84% at December 31, 2015 compared to 0.74% at December 31, 2014.  The higher provision for 2015 was primarily due to an increase in commercial loans outstanding, which carry a higher degree of risk than other loans held in the loan portfolio, and an increase in nonperforming loans, offset by a decrease in net loan charge-offs. At December 31, 2015, nonperforming loans totaled $6.6 million compared to $5.0 million at December 31, 2014. An increase in nonperforming multi-family and commercial and residential real estate loans of $1.3 million and $727,000, respectively, contributed to the higher balance of nonperforming loans at December 31, 2015. Specific loan loss allowances relating to impaired loans decreased to $338,000 at December 31, 2015 compared to $359,000 at December 31, 2014.  While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, economic conditions have negatively impacted the residential and commercial real estate markets and contributed to the decrease in credit quality for residential and commercial mortgage loans.

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

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds.  The Company is also required to maintain an investment in FHLB stock and Federal Reserve Bank ("FRB") stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2015.

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

The Company’s Board of Directors has the overall responsibility for the investment portfolio, including approval of the Company’s Investment Policy and appointment of the Investment Committee.  The Investment Committee is responsible for the approval of investment strategies and monitoring investment performance.  The execution of specific investment initiatives and the day-to-day oversight of the Company’s investment portfolio is the responsibility of the Chief Executive Officer and the Chief Financial Officer.  These officers, and others designated by the Board, are authorized to execute investment transactions up to specified limits based on the type of security without prior approval of the Investment Committee. Transactions exceeding these limitations require the approval of two of these officers, one of whom must be either the Chief Executive Officer or the Chief Financial Officer. Individual investment transactions are reviewed by the Board of Directors on a monthly basis, while portfolio composition and performance are reviewed at least quarterly by the Investment Committee. Management determines the appropriate classification of securities at the date individual securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

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

At December 31, 2015, the Company’s investment portfolio consisted solely of available for sale securities, totaling $175.1 million, representing 11.8% of assets.  The Company’s available for sale securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, U.S. government and agency obligations, government-sponsored enterprise securities with maturities of 20 years or less, and, to a lesser extent, tax-exempt securities, obligations of state and political subdivisions, collateralized debt obligations and corporate debt securities with maturities of 30 years or less.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)
U.S. Government and agency obligations	$71,142	$70,996	$66,232	$66,391	$54,228	$54,545
Government-sponsored enterprises	25,313	25,403	27,435	27,488	26,551	26,292
Mortgage-backed securities: (1)
Agency - residential	72,248	71,966	67,008	66,850	77,037	76,117
Non-agency - residential	116	112	254	253	530	554
Non-agency - HELOC	—	—	—	—	—	—
Corporate debt securities	1,000	1,000	1,000	1,000	3,708	3,798
Collateralized debt obligations	1,156	1,146	1,188	1,181	1,210	1,191
Obligations of state and political subdivisions	1,270	1,271	3,039	3,200	4,063	4,123
Tax-exempt securities	3,175	3,238	6,583	6,677	3,841	3,575
Foreign government securities	—	—	—	—	25	25
Total debt securities	175,420	175,132	172,739	173,040	171,193	170,220
Total available for sale securities	$175,420	$175,132	$172,739	$173,040	$171,193	$170,220

(1)
Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The Company had no individual investments that had an aggregate book value in excess of 10% of the Company's shareholders’ equity at December 31, 2015.

The following table sets forth the amortized cost, weighted average yields and contractual final maturities of available for sale securities at December 31, 2015.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.  Certain mortgage-backed securities and collateralized debt obligations have adjustable interest rates and will reprice periodically within the various maturity ranges.  These repricing schedules are not reflected in the following table below.  At December 31, 2015, the amortized cost of mortgage-backed securities with adjustable rates totaled $5.0 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government and agency obligations	$211	(2.38)%	$25,797	1.36%	$6,466	2.70%	$38,668	2.71%	$71,142	2.21%
Government-sponsored enterprises	—	—	21,852	1.64	3,461	2.19	—	—	25,313	1.72
Mortgage-backed securities:
Agency - residential	—	—	646	3.50	5,567	3.40	66,035	2.54	72,248	2.62
Non-agency -residential	—	—	—	—	—	—	116	6.96	116	6.96
Corporate debt securities	—	—	—	—	—	—	1,000	3.13	1,000	3.13
Collateralized debt obligations	—	—	—	—	—	—	1,156	1.20	1,156	1.20
Obligations of state and political subdivisions	270	2.12	500	(12.21)	500	(0.10)	—	—	1,270	(4.39)
Tax-exempt securities	—	—	1,468	1.32	1,337	2.21	370	2.28	3,175	1.81
Total available for sale securities	$481	0.14%	$50,263	1.37%	$17,331	2.70%	$107,345	2.60%	$175,420	2.25%

Each reporting period, the Company evaluates securities with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to have other-than-temporary impairment ("OTTI").  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition, such as the type of security, length of time and extent to which the fair value has been less than cost and the near-term prospects of the issuers.  OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and noncredit-related OTTI is recognized in other comprehensive income (loss), net of applicable taxes.  During 2015, the Company did not recognize any OTTI for credit losses on debt securities.  See Notes 3 and 15 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more details.

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

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of Connecticut or Rhode Island.  The Bank attracts deposits in its market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts) and interest-bearing accounts (such as NOW and money market accounts, regular savings accounts and certificates of deposit).  Certificate of Deposit Account Registry Service ("CDARS") deposits, which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive FDIC insurance on deposits up to $50.0 million. The Bank also utilizes brokered deposits, which were $24.3 million at December 31, 2015, $250,000 of which were CDARS deposits. Brokered deposits, which are deposits sold by brokers to banks, are generally out-of-market, thus, they are less likely to remain with the institution after their maturity, which may require us to replace these deposits with higher cost alternative funds. Also, because they generally have larger balances, they often are accompanied by a higher interest rate.  Generally, the Bank does not utilize brokered deposits as a primary funding source, but rather maintains such deposits to ensure access to another liquidity source should the need arise.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns.  The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, but not be the market leader in every account type and maturity.

The following table sets forth the average balance of deposits by type and weighted average rates paid thereon at the dates indicated.

	December 31,
	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$149,091	—%	$141,195	—%	$103,845	—%
Interest-bearing demand deposits	376	0.14	158	0.11	26	0.05
NOW and money market accounts	465,888	0.11	452,393	0.13	357,736	0.15
Savings accounts (1)	37,895	0.22	46,964	0.15	43,253	0.17
Certificates of deposit (2)	384,207	1.37	364,954	1.37	294,354	1.43
Total deposits	$1,037,457	0.57%	$1,005,664	0.57%	$799,214	0.58%

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $2.3 million, $2.2 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Includes brokered deposits of $20.7 million, $20.0 million and $10.0 million at December 31, 2015, 2014 and 2013, respectively.

The Bank had $187.7 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2015, maturing as follows:

	Amount	Weighted Average Rate
Maturity Period:	(Dollars in Thousands)
Three months or less	$18,647	1.20%
Over three through six months	14,556	1.27
Over six through twelve months	41,387	1.25
Over twelve months	113,136	1.52
Total	$187,726	1.41%

The following table sets forth certificates of deposit accounts classified by the rates at December 31, 2015.

	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in Thousands)
0.15 - 1.00%	$54,604	$17,234	$3,903	$—	$—	$75,741	19.20%
1.01 - 2.00%	106,578	101,725	35,118	24,489	18,317	286,227	72.58
2.01 - 3.00%	15,024	9,361	4,326	2,784	612	32,107	8.14
3.01 - 3.55%	266	30	5	—	—	301	0.08
Total	$176,472	$128,350	$43,352	$27,273	$18,929	$394,376	100.00%

Cash Management Services. The Bank offers a variety of deposit accounts designed for the businesses operating in its market area. The Bank's business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses and non-profit organizations. In an effort to increase its commercial deposits, the Bank also offers remote capture products, sweep accounts and money market accounts for its business customers.

FHLB Borrowings.  The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  As of December 31, 2015, the Bank had outstanding borrowings with the FHLB of $234.6 million.

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

Junior Subordinated Debt Owed to Unconsolidated Trust.  In 2006, SI Capital Trust II (the “Trust”), a business trust, issued $8.0 million of trust preferred securities in a private placement and issued 248 shares of common stock at $1,000 par value to the Company. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company.  The trust preferred securities mature in 30 years and bear interest at a rate equal to the three-month LIBOR plus 1.70%.  The interest rate on these securities at December 31, 2015 was 2.21%.  After receipt of regulatory approval, the Company may redeem the trust preferred securities, in whole or in part.

In 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million whereby the counterparty will pay a variable rate equal to the three-month LIBOR and the Company will pay a fixed rate of 2.44%.  The agreement became effective on December 15, 2010 and terminated on December 15, 2015.  This agreement was designated as a cash flow hedge against the trust preferred securities issued by the Trust.  This effectively fixed the interest rate on the $8.0 million of trust preferred securities at 4.14% for the period December 15, 2010 through December 15, 2015.

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

The following table sets forth information regarding the Company’s borrowings at and for the years indicated.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$234,595	$178,147	$179,397
Subordinated debt	8,248	8,248	8,248
Repurchase agreement	—	—	15,048

Average balance outstanding during the year:
FHLB advances	$188,361	$162,961	$120,771
Subordinated debt	8,248	8,248	8,248
Repurchase agreement	—	—	3,093

Weighted average interest rate during the year:
FHLB advances	1.58%	1.54%	2.40%
Subordinated debt	3.99	4.07	4.07
Repurchase agreement	—	—	0.29

Balance outstanding at end of year:
FHLB advances	$234,595	$148,277	$176,272
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate at end of year:
FHLB advances	1.50%	1.61%	1.57%
Subordinated debt	2.21	4.14	4.14

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services to individuals, partnerships, corporations and institutions.  Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements.  The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality.  Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business to accumulate assets and increase fee-based income.  At December 31, 2015, trust assets under administration were $122.0 million, consisting of 319 accounts, the largest of which totaled $11.2 million, or 9.2%, of the trust department’s total assets.  For the years ended December 31, 2015 and 2014, total trust services revenue was $1.1 million and $1.0 million, respectively.

Subsidiary Activities

The Company’s subsidiaries include Savings Institute Bank and Trust Company and SI Capital Trust II. The following are descriptions of the Bank’s wholly-owned subsidiaries.

SI Realty Company, Inc.   SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate managed by the Bank, including foreclosure properties.  At December 31, 2015, SI Realty Company, Inc. had $6.8 million in assets.

SI Mortgage Company.  In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property.  SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law.  Income tax savings to the Bank from the use of a passive investment company was $309,000 and $296,000 for the years ended December 31, 2015 and 2014, respectively.

Personnel

At December 31, 2015, the Company had 253 full-time employees and 39 part-time employees.  None of the Company’s employees are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General. The Bank, a Connecticut-chartered stock savings bank, is subject to extensive regulation, supervision and examination by the Connecticut Department of Banking (the “CDB”) and the FRB. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the CDB concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions and opening or closing branch offices. There are periodic examinations by the FRB and the CDB to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan losses. Any change in such policies, whether by the CDB, the FRB or Congress, could have a material adverse impact on the Company and the Bank and their operations.

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

Enforcement. Under Connecticut law, the Connecticut Banking Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Connecticut Banking Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Banking Regulation

Activities and Investments of Insured State-Chartered Banks. The Federal Deposit Insurance Act (“FDIA”) generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FRB takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

FRB capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2015, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable FRB regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

The regulations provide that a capital restoration plan must be filed with the FRB within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the FRB, or the amount necessary to restore the savings institution to adequately capitalized status. This guarantee remains in place until the FRB notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the FRB has the authority to require payment and collect payment under the guarantee. Various restrictions, including as on growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to, an order by the FRB to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss officers or directors and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. The FRB may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. Due to difficult economic conditions in 2008-2009, deposit insurance per account owner was raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital.

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

Community Reinvestment Act. Savings banks have a responsibility under the federal Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the CRA could result in restrictions on activities and/or denials of applications for transactions such as mergers, acquisitions and branches. The Bank received an “outstanding” CRA rating in its most recently completed federal examination.

Connecticut has its own statutory counterpart to the CRA that is also applicable to the Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Connecticut Banking Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by a bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank has not yet been reviewed or received a rating under Connecticut law.

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

Enforcement. The CDB and FRB have extensive enforcement authority over the Bank and have authority to bring actions against the Bank and all Bank-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the Bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order for removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2015 of $12.9 million.

Federal Reserve System. Under FRB regulations, the Bank is required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). Beginning January 21, 2016, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $110.2 million, plus 10% on the remainder, and the first $15.2 million of otherwise reservable balances will both be exempt. These reserve requirements are subject to adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

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

The FRB has adopted regulatory capital requirements that are generally applicable to bank holding companies with $1.0 billion or more in consolidated assets. The Dodd-Frank Act required the FRB to revise its holding company capital requirements so that they are no less stringent, quantitatively and in terms of components of capital, than those applicable to the subsidiary depository institutions themselves. The previously discussed final rule which revised regulatory capital requirements for depository institutions also implemented the Dodd-Frank requirements for holding companies. Bank holding companies of $1.0 billion or more in consolidated assets are now subject to regulatory capital requirements that are identical to those applicable to the institutions themselves. As is the case with the institution-level requirements, the capital conservation buffer is being phased in from 2016 to 2019.

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

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2010. The Company’s maximum federal income tax rate was 34.0% for 2015.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500.0 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those tax-based bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the institution failed certain tests. Approximately $4.7 million of the Bank’s accumulated tax-based bad debt reserves would not be recaptured into taxable income unless it makes a “non-dividend distribution” to the Company as described below.

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

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax.  The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax.  The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for fiscal year 2015) to arrive at Connecticut income tax.

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

In addition to Connecticut, the Company also files income tax returns in Rhode Island and Massachusetts.

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

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion.  Certain executive officers of the Bank also serve as executive officers of the Company.  The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank.  The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	61	President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group
Lauren L. Murphy(2)	44	Senior Vice President, Chief Financial Officer of Savings Institute Bank and Trust Company and SI Financial Group
Laurie L. Gervais(3)	51	Executive Vice President, Director of Human Resources and Chief Administrative Officer of Savings Institute Bank and Trust Company and SI Financial Group
Paul R. Little	55	Senior Vice President and Chief Lending Officer of Savings Institute Bank and Trust Company
Jonathan S. Wood	60	Executive Vice President and Director of Retail Banking of Savings Institute Bank and Trust Company

(1)	Ages presented are as of December 31, 2015.

(2)	Ms. Murphy became Chief Financial Officer on April 10, 2015.

(3)	Ms. Gervais became Chief Administrative Officer on April 10, 2015.

Biographical Information:

Rheo A. Brouillard has been the President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group since 1995 and 2004, respectively.  Mr. Brouillard has been a director of the Company since 1995.

Lauren L. Murphy was named Chief Financial Officer of Savings Institute Bank and Trust Company and SI Financial Group in 2015 after having served as Senior Vice President and Principal Accounting Officer since 2013 and Vice President and Corporate Controller since 2007.

Laurie L. Gervais was named Chief Administrative Officer and Executive Vice President of Savings Institute Bank and Trust Company and SI Financial Group in 2015 after having served as Senior Vice President since 2009 and Vice President since 2003.  Ms. Gervais serves as Corporate Secretary for SI Financial Group. Ms. Gervais joined Savings Institute Bank and Trust Company in 1983.

Paul R. Little was named Chief Lending Officer in 2013 after having served as Senior Vice President and Senior Commercial Loan Officer since he joined Savings Institute Bank and Trust Company in 2011. Prior to joining Savings Institute Bank and Trust Company, Mr. Little was Chief Lending Officer at Simsbury Bank and Trust.

Jonathan S. Wood was named Executive Vice President and Director of Retail Banking in 2015 after having served as Senior Vice President and Retail Banking Officer since he joined Savings Institute Bank and Trust Company in 2012. Prior to joining Savings Institute Bank and Trust Company, Mr. Wood was a Senior Vice President and Consumer Market Executive at Bank of America.

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

◦
The Company’s cost of operations is high relative to its assets. The Company’s failure to maintain or reduce its operating expenses could hurt its profits. Our noninterest expenses totaled $40.6 million and $41.5 million for the years ended December 31, 2015 and 2014, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and noninterest income, our efficiency ratio remains high as a result of operating expenses. Our efficiency ratio totaled 82.16% and 84.05% for the years ended December 31, 2015 and 2014, respectively.

◦
The Bank’s level of nonperforming loans and classified assets may require the Bank to increase the provision for loan losses and to charge-off additional losses in the future. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the Bank’s loan portfolio. For 2015, we recorded a provision for loan losses of $2.5 million compared to a provision for loan losses of $1.5 million in 2014. We also recorded net loan charge-offs of $443,000 in 2015 compared to net loan charge-offs of $658,000 in 2014. Our nonperforming assets and troubled debt restructurings increased to $12.3 million, or 0.83% of total assets, at December 31, 2015 from $9.7 million, or 0.72% of total assets, at December 31, 2014. Additionally, at December 31, 2015, loans that were classified as either special mention, substandard, doubtful or loss totaled $39.7 million, representing 3.38% of total loans, including nonperforming loans of $6.6 million, representing 0.56% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, more of our classified loans may become nonperforming and we could experience loan losses or be required to add further reserves to our allowance for loan losses, either of which could have a material adverse effect on our operating results. We maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2015, our allowance for loan losses totaled $9.9 million, which represented 0.84% of total loans and 149.83% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by our regulators, could have a material adverse effect on our operating results.

◦
The Bank’s commercial lending exposes us to lending risks. At December 31, 2015, $676.8 million, or 57.67%, of our loan portfolio consisted of commercial real estate and commercial business loans. We intend to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

◦
The Bank’s residential mortgage loans and home equity loans exposes it to lending risks, especially due to declining real estate values. At December 31, 2015, $417.5 million, or 35.57%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $53.8 million, or 4.58%, of our loan portfolio consisted of home equity lines of credit. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Since the recession and through the period of slow recovery thereafter, the housing market has slowed and real estate values in our market areas have declined. This could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Additionally, we review our securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of our securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. We are required to write-down the value of that security through a charge to earnings if we conclude that the decline is other-than-temporary. In the case of debt securities, we are required to charge to earnings any decreases in value that are credit-related. As of December 31, 2015, the amortized cost and the fair value of our available for sale securities portfolio totaled $175.4 million and $175.1 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write-down these securities. Any charges for other-than-temporary impairment would not impact cash flows, tangible capital or liquidity. For the years ended December 31, 2015 and 2014, we recognized no other-than-temporary impairment losses on certain debt securities related to credit-related factors.

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

◦
Strong competition within the Bank’s market area could hurt its profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2015, we held approximately 1.63% of the deposits in Hartford, Middlesex, New London, Tolland and Windham counties in Connecticut, which represented the 12th largest market share of deposits out of the 37 financial institutions in these counties. As of the same date, we held approximately 5.06% of the deposits in Newport and Washington counties in Rhode Island, which represented the 5th largest market share of deposits out of the 11 financial institutions in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

◦
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain. The federal banking agencies have adopted proposals that have substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to both the Bank and the consolidated Company.  The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Bank and the Company include: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Basel III changes and other regulatory capital requirements will result in generally higher regulatory capital standards. The application of more stringent capital requirements to the Bank and the consolidated Company could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit our ability to make distributions, including paying out dividends or buying back shares.

◦
The Company is subject to liquidity risks. Market conditions could negatively affect the level or cost of liquidity available to us, which would affect our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Deposits and FHLB advances are our primary sources of funding. A significant decrease in our deposits, an inability to renew FHLB advances, an inability to obtain alternative funding to deposits or FHLB advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business and financial condition.

◦
If the goodwill or other intangible assets recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2015, we had $11.7 million of goodwill and $6.4 million of core deposit intangible on our balance sheet. The Company evaluates goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Our annual review of our goodwill occurs in November. Write-downs of the amount of impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. No impairment related to goodwill or core deposit intangibles was recorded for the years ended December 31, 2015 or 2014. Future evaluations may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company conducts its business through its executive office at 803 Main Street, Willimantic, Connecticut, its 20 branch offices located in Connecticut and five branch offices located in Rhode Island and one wealth management and trust services office located in Connecticut.  Of the 26 offices, nine are owned and 17 are leased.  Lease agreements expire at various dates through 2039 with renewal options of 5 to 50 years.

Number of Offices
Office Locations

Full-service branches:
Connecticut:
New London County	7
Windham County	7
Tolland County	3
Hartford County	2
Middlesex County	1

Rhode Island:
Newport County	3
Washington County	2

Wealth management and trust services:
Windham County	1
Total:	26

Additionally, the Bank owns two other properties used, in part, for banking operations.  The total net book value of all our properties at December 31, 2015 was $18.2 million.  See Notes 6 and 12 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more information.

Item 3.  Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business.  At December 31, 2015, neither the Company nor the

Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

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

The stock performance graph required by this item in incorporated herein by reference to the sections captioned "Stock Performance Graph" in the Company's Annual Report to Shareholders.

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

Set forth below is information as of December 31, 2015 regarding equity compensation plans.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	485,202	$10.92	113,313
Equity compensation plans not approved by stockholders	—	—	—
Total	485,202	$10.92	113,313

Item 6.  Selected Financial Data.

The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in the Company's Annual Report to Shareholders. The Company has derived the following selected consolidated financial and other data at December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 in part from its consolidated financial statements and notes appearing elsewhere in this annual report. The information at December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 is derived from consolidated financial statements and notes that are not contained in this annual report.

Selected Financial Condition Data:	At December 31,
	2015	2014	2013 (1)	2012	2011
	(In Thousands)
Total assets	$1,481,834	$1,350,533	$1,346,379	$952,880	$955,047
Cash and cash equivalents	40,778	39,251	27,321	37,689	48,412
Securities available for sale	175,132	173,040	170,220	176,513	230,814
Loans receivable, net	1,165,372	1,044,864	1,047,410	685,163	618,626
Deposits (2)	1,061,525	1,014,313	987,963	708,355	705,217
Federal Home Loan Bank advances	234,595	148,277	176,272	97,699	100,069
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	8,248	8,248	8,248
Total shareholders' equity	154,330	157,739	152,842	125,759	130,517

Selected Operating Data:	Years Ended December 31,
	2015	2,014	2013 (1)	2012	2011
	(In Thousands, Except Per Share Data)
Interest and dividend income	$48,126	$47,521	$38,192	$35,824	$37,820
Interest expense	8,901	8,243	8,454	9,633	11,377
Net interest income	39,225	39,278	29,738	26,191	26,443
Provision for loan losses	2,509	1,539	1,319	2,896	1,558
Net interest income after provision for loan losses	36,716	37,739	28,419	23,295	24,885
Noninterest income	10,321	10,166	8,305	8,717	11,127
Noninterest expenses	40,585	41,506	37,677	30,653	32,592
Income (loss) before income tax provision (benefit)	6,452	6,399	(953)	1,359	3,420
Income tax provision (benefit)	2,104	1,988	(98)	241	1,003
Net income (loss)	$4,348	$4,411	$(855)	$1,118	$2,417

Basic earnings (loss) per share	$0.36	$0.36	$(0.08)	$0.11	$0.24
Diluted earnings (loss) per share	$0.36	$0.36	$(0.08)	$0.11	$0.24

Selected Operating Ratios:	At or For the Years Ended December 31,
Performance Ratios:	2015	2014	2013 (1)	2012	2011
Return (loss) on average assets	0.31%	0.33%	(0.08)%	0.12%	0.26%
Return (loss) on average equity	2.79	2.82	(0.63)	0.86	1.85
Interest rate spread (3)	2.82	2.97	2.74	2.63	2.67
Net interest margin (4)	2.97	3.11	2.93	2.88	2.96
Noninterest expenses to average assets	2.87	3.06	3.48	3.21	3.44
Dividend payout ratio (5)	44.02	33.44	(143.51)	104.74	49.28
Efficiency ratio (6)	82.16	84.05	96.10	88.19	87.54
Average interest-earning assets to average interest-bearing liabilities	121.79	122.01	122.84	124.84	122.70
Average equity to average assets	11.02	11.55	12.60	13.59	13.80

Capital Ratios: (7)
Total risk-based capital ratio	15.97	15.87	15.65	21.41	22.21
Tier 1 risk-based capital ratio	14.86	14.86	14.71	20.20	21.09
Tier 1 capital ratio	9.73	9.37	8.94	11.08	10.86

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.84	0.74	0.66	0.93	0.80
Allowance for loan losses as a percent of nonperforming loans	149.83	155.88	98.90	83.45	46.93
Net charge-offs to average loans outstanding during the year	0.04	0.06	0.10	0.22	0.22

(1) Reflects the acquisition of Newport, which occurred on September 6, 2013.
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
(7) Capital ratios in 2015 are reported on a consolidated basis. All other prior year capital ratios are reported at Bank level.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015, using the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on the criteria.

The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting. See Exhibit 13 - Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting
Based on the above evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Executive Officers
Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Code of Ethics
Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance and Board Matters – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.  A copy of the code of ethics and business conduct is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance and

Board Matters – Committees of the Board of Directors – Audit and Risk Committee” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

Information regarding executive compensation and the compensation committee report required by this item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Matters - Directors’ Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

During the fourth quarter of 2015, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2015	5,935	$12.72	—	—
November 1 - 30, 2015	—	—	—	—
December 1 - 31, 2015	—	—	—	—
Total	5,935	$12.72	—	—

(1) Consists of shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards. These shares were not repurchased as part of a publicly announced plan or program.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Corporate Governance
Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters– Director Independence” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned ”Audit-Related Matters – Audit Fees” and “Audit-Related Matters – Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(1)  Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

◦	Reports of Independent Registered Public Accounting Firm

◦	Consolidated Balance Sheets as of December 31, 2015 and 2014

◦	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

◦	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013

◦	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

◦	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

◦	Notes to Consolidated Financial Statements

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

(3)  Exhibits
The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	*Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (4)

10.2	*Amendment to the Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company

10.3	*Savings Institute Directors Retirement Plan (5)

10.4	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (6)

10.5	*Savings Institute Group Term Replacement Plan (5)

10.6	*Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (5)

10.7	*Form of First Amendment to Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (6)

10.8	*Form of Savings Institute Director Deferred Fee Agreement (6)

10.9	*Form of Savings Institute Director Consultation Plan (5)

10.10	*SI Financial Group, Inc. 2005 Equity Incentive Plan (7)

10.11	*Change in Control Agreement between Laurie L. Gervais, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (4)

10.12	*Form of Section 409A Amendment to the Change in Control Agreement (3)

10.13	*Form of Amendment to Supplement Executive Retirement Plan (8)

10.14	*Amendment to Supplemental Executive Retirement Plan

10.15	*SI Financial Group, Inc. 2012 Equity Incentive Plan (9)

10.16	*Change in Control Agreement between Jonathan S. Wood, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (10)

10.17	*Change in Control Agreement between Paul R. Little, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (4)

10.18	*Change in Control Agreement between Lauren L. Murphy, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (4)

10.19
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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language):  (i)  the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*     Management contract or compensation plan or arrangement.

(1)
Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

(2)
Incorporated herein by reference into this document from the Exhibits to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on January 27, 2016.

(3)
Incorporated herein by reference into this document from the Exhibits to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on February 17, 2011.

(4)
Incorporated herein by reference into this document from the Exhibits on the Company’s Annual Report on Form 10-Q (File No. 000-50801) filed with the Securities and Exchange Commission on November 6, 2015.

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
March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 11, 2016
Rheo A. Brouillard

/s/ Lauren L. Murphy	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 11, 2016
Lauren L. Murphy

/s/ Mark D. Alliod	Chairman of the Board	March 11, 2016
Mark D. Alliod

/s/ Donna M. Evan	Director	March 11, 2016
Donna M. Evan

/s/ Roger Engle	Director	March 11, 2016
Roger Engle

/s/ Robert O. Gillard	Director	March 11, 2016
Robert O. Gillard

/s/ Michael R. Garvey	Director	March 11, 2016
Michael R. Garvey

/s/ Kevin M. McCarthy	Director	March 11, 2016
Kevin M. McCarthy

/s/ Kathleen A. Nealon	Director	March 11, 2016
Kathleen A. Nealon

/s/ William R. Harvey	Director	March 11, 2016
William R. Harvey

/s/ Dennis Pollack	Director	March 11, 2016
Dennis Pollack