Form 10-Q
period 2016-03-31
SI Financial Group, Inc.
filed 2016-05-09
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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
Yes ☐    No  ☒

As of May 2, 2016, there were 12,220,680 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	March 31, 2016	December 31, 2015
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,991	$14,373
Interest-bearing	54,407	26,405
Total cash and cash equivalents	69,398	40,778

Available for sale securities, at fair value	181,144	175,132
Loans held for sale	494	1,804
Loans receivable (net of allowance for loan losses of $10,133 at March 31, 2016 and $9,863 at December 31, 2015)	1,159,023	1,165,372
Federal Home Loan Bank stock, at cost	12,874	12,874
Federal Reserve Bank stock, at cost	3,624	3,621
Bank-owned life insurance	22,065	21,924
Premises and equipment, net	20,766	21,188
Goodwill and other intangibles	17,945	18,096
Accrued interest receivable	4,240	4,283
Deferred tax asset, net	8,448	8,961
Other real estate owned, net	1,048	1,088
Other assets	7,138	6,713
Total assets	$1,508,207	$1,481,834

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$157,093	$163,893
Interest-bearing	940,070	894,124
Total deposits	1,097,163	1,058,017

Mortgagors' and investors' escrow accounts	2,134	3,508
Federal Home Loan Bank advances	218,245	234,595
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	25,569	23,136
Total liabilities	1,351,359	1,327,504

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,221,578 and 12,218,818 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	122	122
Additional paid-in-capital	125,160	124,997
Unallocated common shares held by ESOP	(3,528)	(3,648)
Unearned restricted shares	(694)	(815)
Retained earnings	34,932	33,864
Accumulated other comprehensive income (loss)	856	(190)
Total shareholders' equity	156,848	154,330
Total liabilities and shareholders' equity	$1,508,207	$1,481,834

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest and dividend income:
Loans, including fees	$11,571	$10,614
Securities:
Taxable interest	839	733
Tax-exempt interest	14	59
Dividends	162	45
Other	56	19
Total interest and dividend income	12,642	11,470

Interest expense:
Deposits	1,549	1,368
Federal Home Loan Bank advances	874	596
Subordinated debt and other borrowings	45	83
Total interest expense	2,468	2,047

Net interest income	10,174	9,423

Provision for loan losses	311	335

Net interest income after provision for loan losses	9,863	9,088

Noninterest income:
Service fees	1,644	1,648
Wealth management fees	299	298
Increase in cash surrender value of bank-owned life insurance	141	162
Mortgage banking	270	147
Net loss on fair value of derivatives	(1)	(5)
Other	349	87
Total noninterest income	2,702	2,337

Noninterest expenses:
Salaries and employee benefits	5,178	4,944
Occupancy and equipment	1,743	2,053
Computer and electronic banking services	1,468	1,297
Outside professional services	635	466
Marketing and advertising	213	246
Supplies	168	148
FDIC deposit insurance and regulatory assessments	272	245
Core deposit intangible amortization	151	150
Other real estate owned operations	56	82
Other	382	430
Total noninterest expenses	10,266	10,061

Income before income tax provision	2,299	1,364
Income tax provision	758	443
Net income	$1,541	$921

Earnings per share:
Basic	$0.13	$0.07
Diluted	$0.13	$0.07

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$1,541	$921
Other comprehensive income, net of tax:
Available for sale securities:
Net unrealized holding gains	1,046	702
Net unrealized holding gains on available for sale securities	1,046	702
Net unrealized gain on interest-rate swap derivative	—	25
Other comprehensive income	1,046	727
Comprehensive income	$2,587	$1,648

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2015	12,218,818	$122	$124,997	$(3,648)	$(815)	$33,864	$(190)	$154,330
Comprehensive income	—	—	—	—	—	1,541	1,046	2,587
Cash dividends declared ($0.04 per share)	—	—	—	—	—	(473)	—	(473)
Equity incentive plans compensation	—	—	102	—	121	—	—	223
Allocation of 12,159 ESOP shares	—	—	49	120	—	—	—	169
Tax benefit from share-based compensation	—	—	8	—	—	—	—	8
Stock options exercised	5,092	—	37	—	—	—	—	37
Common shares repurchased	(2,332)	—	(33)	—	—	—	—	(33)
Balance at March 31, 2016	12,221,578	$122	$125,160	$(3,528)	$(694)	$34,932	$856	$156,848

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,541	$921
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	311	335
Employee stock ownership plan expense	169	139
Equity incentive plan expense	223	183
Excess tax benefit from share-based compensation	(8)	(5)
Amortization of investment premiums and discounts, net	206	308
Amortization of loan premiums and discounts, net	384	375
Depreciation and amortization of premises and equipment	622	699
Amortization of core deposit intangible	151	150
Amortization of deferred debt issue costs	—	9
Net loss on fair value of derivatives	1	5
Deferred income tax provision (benefit)	(26)	151
Loans originated for sale	(5,907)	(3,390)
Proceeds from sale of loans held for sale	7,316	3,599
Net gain on sales of loans held for sale	(203)	(87)
Net gain on sales or write-downs of other real estate owned	(14)	(1)
Increase in cash surrender value of bank-owned life insurance	(141)	(162)
Change in operating assets and liabilities:
Accrued interest receivable	43	18
Other assets	(321)	(114)
Accrued expenses and other liabilities	2,440	541
Net cash provided by operating activities	6,787	3,674

Cash flows from investing activities:
Purchases of available for sale securities	(12,130)	(10,306)
Proceeds from maturities of and principal repayments on available for sale securities	7,497	7,607
Purchases of Federal Reserve Bank stock	(3)	—
Loan principal collections (originations), net	9,820	12,222
Purchases of loans	(4,333)	(11,280)
Proceeds from sales of other real estate owned	221	—
Purchases of premises and equipment	(200)	(903)
Net cash provided by (used in) investing activities	872	(2,660)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	39,146	18,934
Net decrease in mortgagors' and investors' escrow accounts	(1,374)	(1,561)
Proceeds from Federal Home Loan Bank advances	—	6,000
Repayments of Federal Home Loan Bank advances	(16,350)	(10,280)
Excess tax benefit from share-based compensation	8	5
Cash dividends on common stock	(473)	(493)
Stock options exercised	37	20
Common shares repurchased	(33)	(213)
Net cash provided by financing activities	20,961	12,412

Net change in cash and cash equivalents	28,620	13,426
Cash and cash equivalents at beginning of period	40,778	39,251
Cash and cash equivalents at end of period	$69,398	$52,677

Supplemental cash flow information:
Interest paid	$2,448	$2,031
Income taxes paid, net	150	—
Transfer of loans to other real estate owned	167	52
Stock options exercised by net-share settlement	—	2,136

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-five offices in eastern Connecticut and Rhode Island. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans.  In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s offices. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016 or for any other period.

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
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

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

Troubled Debt Restructurings
The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and concessions have been made to the original contractual terms that would not otherwise be considered for a borrower with similar risk characteristics, such as reductions of interest rates, deferral of interest or principal payments, or maturity extensions due to the borrower’s financial condition, the modification is considered a TDR. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company’s Collections Department for resolution, which may result in foreclosure.

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

Allowance for Loan Losses
The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the principal loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received. In the determination of the allowance for loan losses, management may obtain independent appraisals for significant properties, when necessary.

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

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

•
Multi-family and Commercial – Loans in this segment are originated for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. The underlying cash flows generated by the properties can be impacted by the economy as evidenced by increased vacancy rates. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. Management continually monitors the cash flows of these loans.

•
Construction – This segment includes loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. The Bank also originates construction loans for commercial

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

development projects. Upon the completion of construction, the loan generally converts to a permanent mortgage loan. Credit risk is affected by cost overruns, correct estimates of the sale price of the property, time to sell at an adequate price and market conditions.

•
Commercial Business – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and reduced viability of the industry in which the customer operates will have a negative impact on the credit quality in this segment. The Bank provides loans to investors in the time share industry, which are secured by consumer receivables, and provides loans for capital improvements to condominium associations, which are secured by the assigned rights to levy special assessments to condominium owners. Additionally, the Bank purchases medical loans primarily out of our market area from a company specializing in medical loan originations, which are secured by medical equipment.

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

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut and Rhode Island. To a lesser extent, certain commercial real estate loans are secured by collateral located outside of our primary market area with concentrations in Massachusetts and New Hampshire. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in local market conditions.

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
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

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

Common Share Repurchases
The Company is chartered in the state of Maryland. Maryland law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company is allocated to common stock, additional paid-in capital and retained earnings balances.

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606) - In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance that improves the revenue recognition requirements for contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. In August 2015, the FASB delayed the effective date for this guidance for one year to fiscal years beginning after December 15, 2017, and we do not expect this to have a significant impact on our financial statements.

Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs - In April 2015, FASB issued guidance simplifying the presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance should be applied on a retrospective basis and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The adoption of the amended guidance on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - In August 2015, the FASB issued amended guidance pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting that the update issued in April 2015 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within the previous update for debt issuance costs related to line-of-credit-arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there were any outstanding borrowings on the line-of-credit arrangement. The adoption of the amended guidance on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments (Subtopic 825-10): In January 2016, the FASB issued guidance addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Leases (Topic 842): In February 2016, the FASB issued amended guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still reviewing the impact the adoption of this guidance will have on its consolidated financial statements.

Compensation - Stock Compensation (Topic 718): In March 2016, the FASB issued guidance to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update, the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits or deficiencies impact shareholders' equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provisions of this update become effective for interim and annual periods beginning after December 15, 2016. The update requires a modified retrospective transition under which cumulative effect to equity will be recognized in the period of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

The Company had anti-dilutive common shares outstanding of 145,391 and 372,936 for the three months ended March 31, 2016 and 2015, respectively.

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$1,541	$921

Weighted average common shares outstanding:
Basic	11,788,965	12,315,733
Effect of dilutive stock options	59,959	38,641
Diluted	11,848,924	12,354,374

Earnings per share:
Basic	$0.13	$0.07
Diluted	$0.13	$0.07

NOTE 3.  SECURITIES

Available for Sale Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$73,091	$572	$(410)	$73,253
Government-sponsored enterprises	22,293	349	—	22,642
Mortgage-backed securities:(1)
Agency - residential	77,756	1,032	(321)	78,467
Non-agency - residential	112	—	(4)	108
Corporate debt securities	1,000	—	—	1,000
Collateralized debt obligation	1,157	—	(14)	1,143
Obligations of state and political subdivisions	1,270	—	—	1,270
Tax-exempt securities	3,168	93	—	3,261
Total available for sale securities	$179,847	$2,046	$(749)	$181,144

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$71,142	$242	$(388)	$70,996
Government-sponsored enterprises	25,313	95	(5)	25,403
Mortgage-backed securities:(1)
Agency - residential	72,248	680	(962)	71,966
Non-agency - residential	116	—	(4)	112
Corporate debt securities	1,000	—	—	1,000
Collateralized debt obligation	1,156	—	(10)	1,146
Obligations of state and political subdivisions	1,270	1	—	1,271
Tax-exempt securities	3,175	64	(1)	3,238
Total available for sale securities	$175,420	$1,082	$(1,370)	$175,132

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or GSEs.  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at March 31, 2016 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities ("MBS") are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$918	$911
After 1 but within 5 years	46,080	46,627
After 5 but within 10 years	11,482	11,498
After 10 years	43,499	43,533
	101,979	102,569
Mortgage-backed securities	77,868	78,575
Total debt securities	$179,847	$181,144

There were no sales of available for sale securities for the three months ended March 31, 2016 and 2015.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$6,389	$37	$18,074	$373	$24,463	$410
Mortgage-backed securities:
Agency - residential	1,332	7	24,484	314	25,816	321
Non-agency - residential	—	—	108	4	108	4
Collateralized debt obligation	—	—	1,143	14	1,143	14
Total	$7,721	$44	$43,809	$705	$51,530	$749

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$9,374	$36	$18,715	$352	$28,089	$388
Government-sponsored enterprises	8,454	5	—	—	8,454	5
Mortgage-backed securities:
Agency - residential	21,956	129	27,210	833	49,166	962
Non-agency - residential	—	—	112	4	112	4
Collateralized debt obligation	—	—	1,146	10	1,146	10
Tax-exempt securities	582	1	—	—	582	1
Total	$40,366	$171	$47,183	$1,199	$87,549	$1,370

At March 31, 2016, twenty-six debt securities with gross unrealized losses had aggregate depreciation of approximately 1.43% of the Company’s amortized cost basis. The unrealized losses are primarily related to the Company’s agency mortgage-backed securities and U.S. Government and agency obligations. There were no investments deemed other-than-temporarily impaired for the three months ended March 31, 2016 and 2015. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at March 31, 2016.

U.S. Government and Agency Obligations and Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s U.S. Government and agency obligations and mortgage-backed agency-residential securities related primarily to a widening of the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the par value of the securities.

Mortgage-backed Securities - Non-agency - Residential. The unrealized losses on the Company's non-agency - residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit loss was identified.

Collateralized Debt Obligation. The unrealized loss on the Company's collateralized debt obligation relates to one investment in a pooled trust preferred security ("PTPS") which management does not believe will suffer from any credit-related losses, based on its senior credit profile. The unrealized loss on this security is caused by the low

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

interest rate environment, as this security reprices quarterly to the three month LIBOR and market spreads on similar newly issued securities have increased.

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$413,482	$417,458
Multi-family and commercial	390,930	385,341
Construction	23,736	21,786
Total real estate loans	828,148	824,585

Commercial business loans:
SBA and USDA guaranteed	141,357	145,238
Time share	48,787	55,192
Condominium association	20,246	21,986
Medical loans	24,590	23,445
Other	47,249	45,588
Total commercial business loans	282,229	291,449

Consumer loans:
Home equity	53,783	53,779
Indirect automobile	1,346	1,741
Other	1,815	1,946
Total consumer loans	56,944	57,466

Total loans	1,167,321	1,173,500

Deferred loan origination costs, net of fees	1,835	1,735
Allowance for loan losses	(10,133)	(9,863)
Loans receivable, net	$1,159,023	$1,165,372

The Company purchased commercial business loans totaling $4.3 million during the three months ended March 31, 2016. For the twelve months ended December 31, 2015, the Company purchased commercial business loans totaling $113.2 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

Allowance for Loan Losses
Changes in the allowance for loan losses for the three months ended March 31, 2016 and 2015 are as follows:

Three Months Ended March 31, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,036	$5,033	$516	$2,625	$653	$9,863
Provision (credit) for loan losses	(10)	193	57	70	1	311
Loans charged-off	(21)	(24)	—	(33)	(3)	(81)
Recoveries of loans previously charged-off	28	—	—	12	—	40
Balance at end of period	$1,033	$5,202	$573	$2,674	$651	$10,133

Three Months Ended March 31, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$955	$3,607	$254	$2,382	$599	$7,797
Provision for loan losses	24	59	38	209	5	335
Loans charged-off	(35)	(20)	—	(25)	(1)	(81)
Recoveries of loans previously charged-off	32	—	—	—	—	32
Balance at end of period	$976	$3,646	$292	$2,566	$603	$8,083

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

Further information pertaining to the allowance for loan losses at March 31, 2016 and December 31, 2015 is as follows:

March 31, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$290	$55	$—	$12	$—	$357
Allowance for loans individually or collectively evaluated and not deemed to be impaired	743	5,147	573	2,662	651	9,776
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,033	$5,202	$573	$2,674	$651	$10,133

Loans individually evaluated and deemed to be impaired	$5,719	$4,994	$—	$348	$239	$11,300
Loans individually or collectively evaluated and not deemed to be impaired	407,361	382,396	23,736	281,881	56,705	1,152,079
Amount of loans acquired with deteriorated credit quality	402	3,540	—	—	—	3,942
Total loans	$413,482	$390,930	$23,736	$282,229	$56,944	$1,167,321

December 31, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$303	$35	$—	$—	$—	$338
Allowance for loans individually or collectively evaluated and not deemed to be impaired	733	4,998	516	2,625	653	9,525
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,036	$5,033	$516	$2,625	$653	$9,863

Loans individually evaluated and deemed to be impaired	$6,354	$3,750	$—	$356	$158	$10,618
Loans individually or collectively evaluated and not deemed to be impaired	410,699	377,503	21,786	291,093	57,308	1,158,389
Amount of loans acquired with deteriorated credit quality	405	4,088	—	—	—	4,493
Total loans	$417,458	$385,341	$21,786	$291,449	$57,466	$1,173,500

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

Past Due Loans
The following represents an aging of loans at March 31, 2016 and December 31, 2015:

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,247	$—	$1,453	$5,700	$407,782	$413,482	$—
Multi-family and commercial	2,206	385	424	3,015	387,915	390,930	—
Construction	—	—	—	—	23,736	23,736	—
Commercial Business:
SBA and USDA guaranteed	1,394	—	1,477	2,871	138,486	141,357	1,477
Time share	—	—	—	—	48,787	48,787	—
Condominium association	—	—	—	—	20,246	20,246	—
Medical loans	—	—	—	—	24,590	24,590	—
Other	277	—	332	609	46,640	47,249	—
Consumer:
Home equity	100	121	97	318	53,465	53,783	—
Indirect automobile	46	—	10	56	1,290	1,346	—
Other	—	—	5	5	1,810	1,815	—
Total	$8,270	$506	$3,798	$12,574	$1,154,747	$1,167,321	$1,477

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,906	$1,054	$1,283	$8,243	$409,215	$417,458	$—
Multi-family and commercial	5,930	203	1,061	7,194	378,147	385,341	—
Construction	—	—	—	—	21,786	21,786	—
Commercial Business:
SBA and USDA guaranteed	—	—	—	—	145,238	145,238	—
Time share	—	—	—	—	55,192	55,192	—
Condominium association	—	—	—	—	21,986	21,986	—
Medical loans	—	—	—	—	23,445	23,445	—
Other	45	22	339	406	45,182	45,588	—
Consumer:
Home equity	130	—	121	251	53,528	53,779	—
Indirect automobile	31	—	—	31	1,710	1,741	—
Other	1	3	25	29	1,917	1,946	—
Total	$12,043	$1,282	$2,829	$16,154	$1,157,346	$1,173,500	$—

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at March 31, 2016 and December 31, 2015:

	Impaired Loans(1)
March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,107	$3,122	$—	$2,631
Multi-family and commercial	6,357	6,711	—	1,471
Commercial business - Other	336	336	—	320
Consumer:
Home equity	239	239	—	240
Indirect automobile	—	—	—	10
Other	—	—	—	5
Total impaired loans without valuation allowance	10,039	10,408	—	4,677

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,612	2,623	290	488
Multi-family and commercial	1,238	1,238	55	107
Commercial business - Other	12	21	12	12
Total impaired loans with valuation allowance	3,862	3,882	357	607
Total impaired loans	$13,901	$14,290	$357	$5,284

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport") merger and performing troubled debt restructurings. Some loans acquired with deteriorated credit quality have not been included as a result of sustained performance.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

	Impaired Loans(1)
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,957	$3,975	$—	$3,748
Multi-family and commercial	5,756	6,159	—	2,167
Commercial business - Other	356	356	—	339
Consumer - Home equity	158	158	—	183
Total impaired loans without valuation allowance	10,227	10,648	—	6,437

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,397	2,397	303	146
Multi-family and commercial	1,136	1,136	35	—
Total impaired loans with valuation allowance	3,533	3,533	338	146
Total impaired loans	$13,760	$14,181	$338	$6,583

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport") merger and performing troubled debt restructurings. Some loans acquired with deteriorated credit quality have not been included as a result of sustained performance.

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At March 31, 2016 and December 31, 2015, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are advanced to those borrowers whose loans are deemed impaired without prior approval of the Loan Committee or the Board of Directors.

Additional information related to impaired loans is as follows:

	Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,037	$24	$—
Multi-family and commercial	7,243	84	—
Commercial business - Other	352	—	—
Consumer - Home equity	199	1	1
Total	$13,831	$109	$1

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

	Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,576	$26	$1
Multi-family and commercial	5,920	79	—
Commercial business - Other	959	6	—
Consumer - Home equity	24	—	—
Total	$12,479	$111	$1

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

The following tables present the Company’s loans by risk rating at March 31, 2016 and December 31, 2015:

March 31, 2016	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$404,550	$1,986	$6,946	$—	$—	$413,482
Multi-family and commercial	—	358,951	17,123	14,856	—	—	390,930
Construction	—	23,736	—	—	—	—	23,736
Total real estate loans	—	787,237	19,109	21,802	—	—	828,148

Commercial Business:
SBA and USDA guaranteed	141,357	—	—	—	—	—	141,357
Time share	—	48,787	—	—	—	—	48,787
Condominium association	—	20,246	—	—	—	—	20,246
Medical loans	—	24,590	—	—	—	—	24,590
Other	—	44,148	1,744	1,345	12	—	47,249
Total commercial business loans	141,357	137,771	1,744	1,345	12	—	282,229

Consumer:
Home equity	—	53,439	58	286	—	—	53,783
Indirect automobile	—	1,336	—	10	—	—	1,346
Other	—	1,810	—	5	—	—	1,815
Total consumer loans	—	56,585	58	301	—	—	56,944
Total loans	$141,357	$981,593	$20,911	$23,448	$12	$—	$1,167,321

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

December 31, 2015	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$409,331	$2,001	$6,126	$—	$—	$417,458
Multi-family and commercial	—	356,921	14,187	14,233	—	—	385,341
Construction	—	21,786	—	—	—	—	21,786
Total real estate loans	—	788,038	16,188	20,359	—	—	824,585

Commercial Business:
SBA and USDA guaranteed	145,238	—	—	—	—	—	145,238
Time share	—	55,192	—	—	—	—	55,192
Condominium association	—	21,986	—	—	—	—	21,986
Medical loans	—	23,445	—	—	—	—	23,445
Other	—	42,760	1,534	1,294	—	—	45,588
Total commercial business loans	145,238	143,383	1,534	1,294	—	—	291,449

Consumer:
Home equity	—	53,487	63	229	—	—	53,779
Indirect automobile	—	1,741	—	—	—	—	1,741
Other	—	1,946	—	—	—	—	1,946
Total consumer loans	—	57,174	63	229	—	—	57,466
Total loans	$145,238	$988,595	$17,785	$21,882	$—	$—	$1,173,500

The following table provides information on loans modified as TDRs during the three months ended March 31, 2016 and 2015. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended March 31,
	2016			2015
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$85	$—	—	$—	$—
Multi-family and commercial	1	1,448	—	—	—	—
Commercial business - other	—	—	—	1	25	—
Total	2	$1,533	$—	1	$25	$—

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

The following table provides the recorded investment, by type of modification, during the three months ended March 31, 2016 and 2015 for modified loans identified as TDRs.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Principal deferrals	$85	$—
Combination of rate and maturity (1)	—	25
Maturity only	1,448	—
Total	$1,533	$25

(1) Terms include combination of interest rate adjustments and extensions of maturity.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three months ended March 31, 2016 and 2015.

As of March 31, 2016, the Company held $991,000 in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of March 31, 2016 and December 31, 2015.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2015	$5,076	$4,493	$583	$121	$4,372
Additions	—	—	—	—	—
Collections	(45)	(43)	(2)	(9)	(34)
Dispositions	(567)	(508)	(59)	—	(508)
Balance at March 31, 2016	$4,464	$3,942	$522	$112	$3,830

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,583	13,583
Leasehold improvements	10,717	10,717
Furniture and equipment	13,045	12,905
Construction in process	86	30
	42,177	41,981
Accumulated depreciation and amortization	(21,411)	(20,793)
Premises and equipment, net	$20,766	$21,188

At March 31, 2016 and December 31, 2015, construction in process related to a project to redesign traffic flow at an existing branch and relocation of another branch.

NOTE 6.  OTHER COMPREHENSIVE INCOME

Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income, are components of comprehensive income.

Components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31, 2016
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$1,585	$(539)	$1,046
Unrealized holding gains on available for sale securities, net of taxes	1,585	(539)	1,046
Other comprehensive income	$1,585	$(539)	$1,046

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	March 31, 2016
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$1,297	$(441)	$856
Accumulated other comprehensive income	$1,297	$(441)	$856

	December 31, 2015
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(288)	$98	$(190)
Accumulated other comprehensive loss	$(288)	$98	$(190)

NOTE 7.  REGULATORY CAPITAL

The Company and the Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The following tables present regulatory capital information for the Company and the Bank. Under Basel III capital requirements, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At March 31, 2016, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. To be “well capitalized,” the Company and the Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes no conditions or events have occurred since March 31, 2016 that would materially adversely change the Company’s and the Bank’s capital classifications.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 Capital to Average Assets:
Company	$149,167	10.09%	$59,162	4.000%	$73,953	5.000%
Bank	136,251	9.26	58,835	4.000	73,544	5.000
Tier 1 Capital to Risk Weighted Assets:
Company	149,167	15.76	62,702	6.625	75,715	8.000
Bank	136,251	14.44	62,517	6.625	75,492	8.000
Total Capital to Risk Weighted Assets:
Company	159,769	16.88	81,630	8.625	94,644	10.000
Bank	146,853	15.56	81,390	8.625	94,365	10.000
Common Equity Tier 1 Capital:
Company	141,167	14.92	48,505	5.125	61,518	6.500
Bank	136,251	14.44	48,362	5.125	61,337	6.500

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 Capital to Average Assets:
Company	$140,862	9.73%	$57,896	4.00%	$72,370	5.00%
Bank	134,992	9.38	57,550	4.00	71,937	5.00
Tier 1 Capital to Risk Weighted Assets:
Company	140,862	14.86	56,861	6.00	75,814	8.00
Bank	134,992	14.27	56,773	6.00	75,698	8.00
Total Capital to Risk Weighted Assets:
Company	151,327	15.97	75,814	8.00	94,768	10.00
Bank	145,457	15.37	75,698	8.00	94,622	10.00
Common Equity Tier 1 Capital:
Company	140,862	14.86	42,645	4.50	61,599	6.50
Bank	134,992	14.27	42,580	4.50	61,504	6.50

Effective January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

conservation buffer is exclusively composed of common equity tier 1 capital. The capital conservation buffer increases the three risk-based capital ratios by 0.625% each year through 2019, at which point, the minimum common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. Also, certain new deductions from, and adjustments to, regulatory capital will be phased in over several years. As of March 31, 2016, the Company and the Bank complied with the capital conservation buffer requirement.

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

Level 3:
Valuation is based on unobservable inputs supported by little or no market activity and significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

•
Securities available for sale. Included in the available for sale category are debt securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes a nationally-recognized third-party pricing service

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

to estimate fair value measurements for the majority of its portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data, but these prices do not represent binding quotes. The fair value prices on all investments are reviewed for reasonableness by management. Securities measured at fair value in Level 3 include one collateralized debt obligation that was backed by a trust preferred security issued by banks and insurance companies. Management determined that an orderly and active market for this security and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels. The Company estimates future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

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

•
Interest rate swap agreement. The fair value of the Company’s interest rate swap is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of the derivative. The pricing analysis is based on observable inputs for the contractual term of the derivative, including the period to maturity, credit component and interest rate curves.

•
Forward loan sale commitments and derivative loan commitments. Forward loan sale commitments and derivative loan commitments are based on the fair values of the underlying mortgage loans, including the

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2016.

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$25,263	$47,990	$—	$73,253
Government-sponsored enterprises	—	22,642	—	22,642
Mortgage-backed securities	—	78,575	—	78,575
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,143	1,143
Obligations of state and political subdivisions	—	1,270	—	1,270
Tax-exempt securities	—	3,261	—	3,261
Forward loan sale commitments and derivative loan commitments	—	—	120	120
Total assets	$25,263	$154,738	$1,263	$181,264

Liabilities:
Interest rate swap agreement	$—	$65	$—	$65
Total liabilities	$—	$65	$—	$65

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$25,045	$45,951	$—	$70,996
Government-sponsored enterprises	—	25,403	—	25,403
Mortgage-backed securities	—	72,078	—	72,078
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,146	1,146
Obligations of state and political subdivisions	—	1,271	—	1,271
Tax-exempt securities	—	3,238	—	3,238
Forward loan sale commitments and derivative loan commitments	—	—	71	71
Total assets	$25,045	$148,941	$1,217	$175,203

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$1	$1
Interest rate swap agreement	—	64	—	64
Total liabilities	$—	$64	$1	$65

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2015	$1,146	$70
Total realized gains included in net income	—	50
Total unrealized losses included in other comprehensive income	(3)	—
Balance at March 31, 2016	$1,143	$120

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at March 31, 2016 and December 31, 2015. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015.

	At March 31, 2016			At December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$696	$—	$—	$588
Other real estate owned	—	—	1,048	—	—	1,088
Total assets	$—	$—	$1,744	$—	$—	$1,676

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Impaired loans	$48	$215
Other real estate owned	8	—
Total losses	$56	$215

The Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 3). The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, and relevant legal, physical and economic factors. The appraised values of collateral are adjusted as necessary by management based on observable inputs for specific properties. Losses applicable to write-downs of impaired loans are based on the appraised market value of the underlying collateral, assuming foreclosure of these loans is imminent, and are recorded through the provision for loan losses.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2016 and December 31, 2015. The estimated fair value amounts at March 31, 2016 and December 31, 2015 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

As of March 31, 2016 and December 31, 2015, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$69,398	$69,398	$—	$—	$69,398
Available for sale securities	181,144	25,263	154,738	1,143	181,144
Loans held for sale	494	—	—	518	518
Loans receivable, net	1,159,023	—	—	1,168,331	1,168,331
Federal Home Loan Bank stock	12,874	—	—	12,874	12,874
Federal Reserve Bank stock	3,624	—	—	3,624	3,624
Accrued interest receivable	4,240	—	—	4,240	4,240
Financial Liabilities:
Deposits	1,097,163	—	—	1,102,059	1,102,059
Mortgagors' and investors' escrow accounts	2,134	—	—	2,134	2,134
Federal Home Loan Bank advances	218,245	—	220,306	—	220,306
Junior subordinated debt owed to unconsolidated trust	8,248	—	4,975	—	4,975
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	90	—	—	90	90
Forward loan sale commitments	30	—	—	30	30
Liabilities:
Interest rate swap agreement	65	—	65	—	65

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$40,778	$40,778	$—	$—	$40,778
Available for sale securities	175,132	25,045	148,941	1,146	175,132
Loans held for sale	1,804	—	—	1,825	1,825
Loans receivable, net	1,165,372	—	—	1,179,487	1,179,487
Federal Home Loan Bank stock	12,874	—	—	12,874	12,874
Federal Reserve Bank stock	3,621	—	—	3,621	3,621
Accrued interest receivable	4,283	—	—	4,283	4,283
Financial Liabilities:
Deposits	1,058,017	—	—	1,062,884	1,062,884
Mortgagors' and investors' escrow accounts	3,508	—	—	3,508	3,508
Federal Home Loan Bank advances	234,595	—	234,504	—	234,504
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,442	—	5,442
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	51	—	—	51	51
Forward loan sale commitments	20	—	—	20	20
Liabilities:
Forward loan sale commitments	1	—	—	1	1
Interest rate swap agreement	64	—	64	—	64

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments
The Company has a stand-alone derivative financial instrument in the form of an interest rate swap agreement which derives its value from underlying interest rates. This transaction involves both credit and market risk. The notional amount is an amount on which calculations, payments and the value of the derivative is based. The notional amount does not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s balance sheets as other assets and other liabilities. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this agreement. The Company controls the credit risk of its financial contract through credit approvals, limits and monitoring procedures and does not expect any counterparty to fail its obligations.

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

Interest Rate Swap Agreement - In 2012, management entered into an interest rate swap agreement that does not meet the strict hedge accounting requirements of FASB's "Derivatives and Hedging" standard to manage the Company's exposure to interest rate movements and other identified risks. At March 31, 2016 and December 31, 2015, information pertaining to the Company's interest rate swap agreement not designated as a hedge is as follows:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.62%	0.32%
Weighted average maturity in years	0.8	1.0
Unrealized loss relating to interest rate swap	$65	$64

The Company reported a loss in fair value on the interest rate swap not designated as a hedge in noninterest income of $1,000 and $5,000 for the three months ended March 31, 2016 and 2015, respectively.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015 AND DECEMBER 31, 2015

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

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at March 31, 2016 and December 31, 2015.

		March 31, 2016		December 31, 2015
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	$15,000	$(65)	$15,000	$(64)
Derivative loan commitments	Other Assets	7,552	90	6,170	51
Forward loan sale commitments	Other Assets	2,834	30	3,656	19

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2016 and December 31, 2015 and the results of operations for the three months ended March 31, 2016 and 2015. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the determination of allowance for loan losses, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2015 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Assets:
Summary. Assets increased $26.4 million, or 1.8%, to $1.51 billion at March 31, 2016, compared to $1.48 billion at December 31, 2015, principally due to increases of $28.6 million in cash and cash equivalents and $6.0 million in available for sale securities, offset by reductions in net loans receivable of $6.3 million and loans held for sale of $1.3 million.

Loans Receivable, Net. Net loans decreased $6.3 million due to reductions in time share loans, residential real estate loans and SBA and USDA guaranteed loans, offset by an increase in multi-family and commercial real estate loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 35.4% of the total loan portfolio at March 31, 2016 and decreased $4.0 million to $413.5 million as compared to $417.5 million at December 31, 2015. Residential mortgage loan originations decreased $6.5 million, or 29.9%, during the first quarter of 2016 over the comparable period in 2015, as a result of decreased activity in the housing market.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 33.5% of total loans at March 31, 2016 and increased $5.6 million, or 1.5%, during the first quarter of 2016. Loan originations for multi-family and commercial real estate loans were $11.5 million, representing a decrease of $310,000, during the first quarter of 2016 compared to the same period in 2015.

•
Construction. Construction loans, which include both residential and commercial construction loans, increased $2.0 million to $23.7 million for the first quarter of 2016 as a result of increased commercial construction volume.

•
Commercial Business. Commercial business loans represented 24.2% of total loans at March 31, 2016. Commercial business loans decreased $9.2 million, or 3.2%, for the first quarter of 2016 primarily due to decreases of $6.4 million in time share loans, $3.9 million in SBA and USDA guaranteed loans and $1.7 million in condominium association loans. Commercial business loan originations decreased $6.6 million as compared to the same period in 2015. At March 31, 2016, unfunded lines of credit related to time share lending totaled $28.1 million as a result of focused efforts within the time share industry.

•
Consumer. Consumer loans represented 4.9% of the Company’s total loan portfolio at March 31, 2016. Consumer loans decreased $522,000 during the first quarter of 2016 primarily as a result of a decrease of $395,000 in indirect automobile loans and $131,000 in other consumer loans. Loan originations for consumer loans totaled $5.3 million, representing an increase of $666,000, for the first quarter of 2016 over the comparable period in 2015.

The allowance for loan losses totaled $10.1 million at March 31, 2016 compared to $9.9 million at December 31, 2015. The ratio of the allowance for loan losses to total loans increased to 0.87% at March 31, 2016 from 0.84% at December 31, 2015. This was necessitated by an increase in the commercial loan portfolio, which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in the portfolio.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	March 31 2016	December 31, 2015
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,119	$3,894
Multi-family and commercial	1,578	2,167
Total real estate loans	4,697	6,061
Commercial business loans	332	339
Consumer loans:
Home equity	240	183
Indirect automobile	10	—
Other	5	—
Total consumer loans	255	183
Total nonaccrual loans	5,284	6,583
Accruing loans past due 90 days or more (1)	1,477	—
Total nonperforming loans (2)	6,761	6,583
Other real estate owned, net (3)	1,048	1,088
Total nonperforming assets	7,809	7,671
Accruing troubled debt restructurings	6,708	4,659
Total nonperforming assets and troubled debt restructurings	$14,517	$12,330

Allowance for loan losses as a percent of nonperforming loans	149.87%	149.83%
Total nonperforming loans to total loans	0.58%	0.56%
Total nonperforming loans to total assets	0.45%	0.44%
Total nonperforming assets and troubled debt restructurings to total assets	0.96%	0.83%

(1) Represents a USDA loan guaranteed by the U.S. government.
(2) Includes nonperforming TDRs totaling $465,000 and $991,000 at March 31, 2016 and December 31, 2015, respectively.
(3) Other real estate owned balances are shown net of related write-downs.

At March 31, 2016, the increase in nonperforming loans was primarily due to a delinquent loan of $1.5 million guaranteed by the U.S. government in the process of collections (shown as an accruing loan past due 90 days or more in the table above), offset by decreases in nonperforming residential real estate loans of $775,000 and multi-family and commercial mortgage loans of $589,000. Nonperforming home equity loans increased $57,000 during the first quarter of 2016.

Other real estate owned decreased $40,000 to $1.0 million at March 31, 2016, due to the sale of two residential properties and the write-down of one commercial property, offset by the addition of one residential property net of capital improvements. At March 31, 2016, other real estate owned included three commercial properties and one residential property.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, maturity extensions, or a combination of these items. TDRs increased to $7.2 million at March 31, 2016, compared to $5.7 million at December 31, 2015. Of the TDRs, $6.7 million and $4.7 million were performing in accordance with their restructured terms at March 31, 2016 and December 31, 2015, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $23.9 million, or 1.8%, to $1.35 billion at March 31, 2016 compared to $1.33 billion at December 31, 2015. Deposits increased $39.1 million, or 3.7%, which included increases in certificates of deposit of $35.4 million, NOW and money market accounts of $8.7 million and savings accounts of $1.7 million, offset by a decrease in noninterest-bearing demand deposits of $6.8 million. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings decreased $16.4 million from $242.8 million at December 31, 2015 to $226.5 million at March 31, 2016, resulting from net repayments of Federal Home Loan Bank advances.

Equity:
Summary. Shareholders’ equity increased $2.5 million from $154.3 million at December 31, 2015 to $156.8 million at March 31, 2016. The increase in shareholders' equity was attributable to net income of $1.5 million and a net unrealized gain on available for sale securities aggregating $1.0 million (net of taxes), partially offset by dividends declared of $473,000.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income is comprised of the unrealized gains and losses on available for sale securities. The net unrealized gains on available for sale securities, net of taxes, totaled $856,000 at March 31, 2016 compared to net unrealized losses of $190,000 at December 31, 2015.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

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

Summary. The Company reported net income of $1.5 million for the three months ended March 31, 2016 compared to $921,000 for the three months ended March 31, 2015.

Interest and Dividend Income. Total interest and dividend income increased $1.2 million, or 10.2%, to $12.6 million for the quarter ended March 31, 2016, compared to the same period in 2015. The increase in interest and dividend income was primarily due to a higher average balance on total interest-earning assets versus the same period in 2015, offset by lower yields on loans. Interest income on loans and securities reflect net amortization of $12,000 and $171,000 for the quarters ended March 31, 2016 and 2015, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the quarter ended March 31, 2016 decreased seven basis points to 3.61% compared to 3.68% for the quarter ended March 31, 2015, as an eight basis point decrease in the yields of loans was offset by a 28 basis point increase in securities. Average interest-earning assets increased $142.6 million to $1.41 billion during the first quarter of 2016, due to increases of $116.8 million in the average balance of loans, $17.8 million in the average balance of other interest-earning assets and $8.0 million in the average balance of securities, respectively, as compared to the same quarter in 2015.

Interest Expense. For the quarter ended March 31, 2016, interest expense increased $421,000, or 20.6%, resulting from higher average balances of FHLB advances and deposits compared to the same quarter in 2015. Higher interest expense on interest-bearing liabilities reflect net accretion of $150,000 and $344,000 for the three months ended March 31, 2016 and 2015, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. Average interest-bearing deposits increased $37.5 million to $916.9 million for the quarter ended March 31, 2016 and the average rate paid increased five basis points to 0.68%, compared to the same period in 2015. Increases in the average balance of certificates of deposit and NOW and money market deposits totaled $30.3 million and $16.4 million, respectively, while the average balance of savings accounts decreased $9.6 million compared to the first quarter ended March 31, 2015. The average balance of FHLB advances increased $82.5 million for the first quarter ended March 31, 2016, while the average rate paid decreased 11 basis points to 1.54%. The average rate paid on subordinated debt decreased 186 basis points to 2.19%, compared to the same period in 2015 due to the maturity of a derivative financial instrument.

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

	At or For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,170,830	$11,571	3.97%	$1,054,069	$10,614	4.05%
Securities (3)	194,666	1,020	2.11	186,630	848	1.83
Other interest-earning assets	42,271	56	0.53	24,514	19	0.31
Total interest-earning assets	1,407,767	12,647	3.61	1,265,213	11,481	3.68

Noninterest-earning assets	86,112			90,429
Total assets	$1,493,879			$1,355,642

Interest-bearing liabilities:
Deposits:
Business checking	$742	—	—	$263	—	—
NOW and money market	469,267	126	0.11	452,910	132	0.12
Savings (4)	35,501	24	0.27	45,086	18	0.16
Certificates of deposit (5)	411,340	1,399	1.37	381,051	1,218	1.29
Total interest-bearing deposits	916,850	1,549	0.68	879,310	1,368	0.63

Federal Home Loan Bank advances	228,015	874	1.54	145,558	596	1.65
Subordinated debt	8,248	45	2.19	8,248	83	4.05
Total interest-bearing liabilities	1,153,113	2,468	0.86	1,033,116	2,047	0.80

Noninterest-bearing liabilities	184,176			164,331
Total liabilities	1,337,289			1,197,447

Total shareholders' equity	156,590			158,195

Total liabilities and shareholders' equity	$1,493,879			$1,355,642

Net interest-earning assets	$254,654			$232,097

Tax equivalent net interest income (3)		10,179			9,434

Tax equivalent interest rate spread (6)			2.75%			2.88%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.91%			3.02%

Average of interest-earning assets to average interest-bearing liabilities			122.08%			122.47%

Less tax equivalent adjustment (3)		(5)			(11)

Net interest income		$10,174			$9,423

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

	Three Months Ended March 31, 2016 and 2015
	Increase (Decrease) Due To
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(197)	$1,154	$957
Securities (3)	138	34	172
Other interest-earning assets	28	9	37
Total interest-earning assets	(31)	1,197	1,166
Interest-bearing liabilities:
Interest expense:
Deposits (4)	87	94	181
Federal Home Loan Bank advances	(40)	318	278
Subordinated debt	(38)	—	(38)
Total interest-bearing liabilities	9	412	421
Change in net interest income	$(40)	$785	$745

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

Provision for Loan Losses. The provision for loan losses decreased $24,000 for the first quarter of 2016 compared to the same period in 2015, primarily as a result of a decrease in commercial loans outstanding from the prior quarter, which carry a higher degree of risk than other loans in the portfolio, offset by an increase in nonperforming loans. At March 31, 2016, nonperforming loans increased to $6.8 million compared to $4.8 million at March 31, 2015, resulting from a delinquent loan of $1.5 million guaranteed by the U.S. government in the process of collections and increases in nonperforming multi-family and commercial loans of $489,000 and home equity loans of $216,000, offset by a decrease in commercial business loans of $361,000. Net loan charge-offs were $41,000 and $49,000 for the quarters ended March 31, 2016 and 2015, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,644	$1,648	$(4)	(0.2)%
Wealth management fees	299	298	1	0.3
Increase in cash surrender value of bank-owned life insurance	141	162	(21)	(13.0)
Mortgage banking	270	147	123	83.7
Net loss on fair value of derivatives	(1)	(5)	4	(80.0)
Other	349	87	262	301.1
Total noninterest income	$2,702	$2,337	$365	15.6

Increases in other noninterest income and mortgage banking activities, partially offset by a decrease in the cash surrender value of bank-owned life insurance, contributed to higher noninterest income during 2016. Other noninterest income increased $262,000 compared to the same period in 2015, primarily as a result of profit distributions from two of the Bank's investments in three small business investment companies. For the first quarter of 2016, mortgage banking activities increased $123,000 compared to the same period in 2015, due primarily to increases in loans sold and derivative loan commitments.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,178	$4,944	$234	4.7%
Occupancy and equipment	1,743	2,053	(310)	(15.1)
Computer and electronic banking services	1,468	1,297	171	13.2
Outside professional services	635	466	169	36.3
Marketing and advertising	213	246	(33)	(13.4)
Supplies	168	148	20	13.5
FDIC deposit insurance and regulatory assessments	272	245	27	11.0
Core deposit intangible amortization	151	150	1	0.7
Other real estate operations	56	82	(26)	(31.7)
Other	382	430	(48)	(11.2)
Total noninterest expenses	$10,266	$10,061	$205	2.0

Noninterest expenses increased $205,000 for the first quarter of 2016 compared to the same period in 2015. Salaries and employee benefits increased $234,000 primarily as a result of staffing changes and equity award compensation compared to the same period in 2015. Computer and electronic banking services increased $171,000 in 2016 resulting from data service speed improvements and electronic banking security enhancements related to the implementation of EMV (Europay, MasterCard and Visa) technology compared to the first quarter of 2015. Outside professional services increased $169,000 as a result of increased legal fees over the prior year. Strategic initiatives to reduce branch infrastructure costs, reconfiguring and optimizing telephone and data services and lower snow removal expenditures contributed to a reduction in occupancy and equipment expense of $310,000 during 2016 compared to 2015.

Income Tax Provision. The provision for income taxes increased $315,000 for the first quarter ended March 31, 2016 compared to the same period in 2015, primarily due to an increase in pre-tax income. The effective tax rate for the quarters ended March 31, 2016 and 2015 was 33.0% and 32.5%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $69.4 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $181.1 million at March 31, 2016. In addition, at March 31, 2016, the Bank had the ability to borrow an additional $40.4 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $218.2 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the quarter ended March 31, 2016, the Bank originated $36.0 million of loans and purchased $12.1 million of securities and $4.3 million of loans. For the year ended December 31, 2015, the Bank originated $266.5 million of loans and purchased $45.4 million of securities and $113.2 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $37.8 million for the three months ended March 31, 2016. FHLB advances decreased $16.4 million during the quarter ended March 31, 2016 and increased $86.3 million during the year ended December 31, 2015. The decrease in borrowings for the first quarter of 2016 resulted from the net repayments of FHLB advances. Certificates of deposit due within one year of March 31, 2016 totaled $217.2 million, or 19.8% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company repurchased 2,332 shares of the Company's common stock at a cost of $33,000 during the first quarter of 2016 and 628,530 shares of the Company’s common stock at a cost of $7.5 million during the year ended December 31, 2015. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2015 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to SI Financial Group in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At March 31, 2016, SI Financial Group had cash and cash equivalents of $3.0 million and available for sale securities of $5.1 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2015. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2015 and March 31, 2016.

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

Financial instruments whose contract amounts represent credit risk at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$25,189	$7,531
Undisbursed construction loans	20,709	28,939
Undisbursed home equity lines of credit	48,901	46,819
Undisbursed commercial lines of credit	55,041	47,354
Overdraft protection lines	1,300	1,262
Standby letters of credit	173	173
Total commitments	$151,313	$132,078

Future loan commitments at March 31, 2016 and December 31, 2015 included fixed-rate loan commitments of $10.0 million and $5.3 million, respectively, at interest rates ranging from 2.75% to 6.25% and 2.88% to 5.75%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At March 31, 2016, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $1.0 million.

For the quarter ended March 31, 2016, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the

Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2015 Annual Report on Form 10-K.

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

Net Interest Income Simulation Analysis
The interest income simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions and are completed quarterly. Interest income simulations and the numerous assumptions used in the simulation process are presented and reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors. Simulation analysis is only an estimate of the Company’s interest rate risk exposure at a particular point in time. The Company continually reviews the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2016.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(3.44)%	(4.22)%
200 basis point increase in rates	1.44	0.72
300 basis point increase in rates	1.34	(0.10)

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) if rates decreased 100 basis points in the 12- and 24-month periods or increased 300 basis points in the 24-month period. Conversely, net interest income would be positively impacted in the 12-month period if rates increased 200 or 300 basis points or in the 24-month period if rates increased 200 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB advances to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially and adversely affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended March 31, 2016 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2016	—	$—	—	—
February 1 - 29, 2016	2,332	14.11	—	—
March 1 - 31, 2016	—	—	—	—
Total	2,332	$14.11	—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	May 9, 2016	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	May 9, 2016	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)