Form 10-Q
period 2016-06-30
SI Financial Group, Inc.
filed 2016-08-08
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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
Yes ☐    No  ☒

As of August 3, 2016, there were 12,220,680 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	June 30, 2016	December 31, 2015
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,069	$14,373
Interest-bearing	60,470	26,405
Total cash and cash equivalents	74,539	40,778

Available for sale securities, at fair value	188,133	175,132
Loans held for sale	5,146	1,804
Loans receivable (net of allowance for loan losses of $10,643 at June 30, 2016 and $9,863 at December 31, 2015)	1,153,748	1,165,372
Federal Home Loan Bank stock, at cost	12,370	12,874
Federal Reserve Bank stock, at cost	3,624	3,621
Bank-owned life insurance	21,000	21,924
Premises and equipment, net	20,460	21,188
Goodwill and other intangibles	17,795	18,096
Accrued interest receivable	4,224	4,283
Deferred tax asset, net	8,344	8,961
Other real estate owned, net	1,166	1,088
Other assets	7,068	6,713
Total assets	$1,517,617	$1,481,834

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$169,765	$163,893
Interest-bearing	947,067	894,124
Total deposits	1,116,832	1,058,017

Mortgagors' and investors' escrow accounts	4,135	3,508
Federal Home Loan Bank advances	207,914	234,595
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	21,673	23,136
Total liabilities	1,358,802	1,327,504

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,220,680 and 12,218,818 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	122	122
Additional paid-in-capital	125,306	124,997
Unallocated common shares held by ESOP	(3,408)	(3,648)
Unearned restricted shares	(559)	(815)
Retained earnings	36,188	33,864
Accumulated other comprehensive income (loss)	1,166	(190)
Total shareholders' equity	158,815	154,330
Total liabilities and shareholders' equity	$1,517,617	$1,481,834

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans, including fees	$11,506	$10,931	$23,077	$21,545
Securities:
Taxable interest	907	690	1,746	1,450
Tax-exempt interest	14	54	28	86
Dividends	171	96	333	141
Other	77	19	133	38
Total interest and dividend income	12,675	11,790	25,317	23,260

Interest expense:
Deposits	1,655	1,379	3,204	2,747
Federal Home Loan Bank advances	816	682	1,690	1,278
Subordinated debt and other borrowings	48	84	93	167
Total interest expense	2,519	2,145	4,987	4,192

Net interest income	10,156	9,645	20,330	19,068

Provision for loan losses	582	360	893	695

Net interest income after provision for loan losses	9,574	9,285	19,437	18,373

Noninterest income:
Service fees	1,569	1,692	3,213	3,340
Wealth management fees	302	315	601	613
Increase in cash surrender value of bank-owned life insurance	136	142	277	303
Net gain on sales of securities	—	132	—	132
Mortgage banking	399	130	669	277
Net gain (loss) on fair value of derivatives	16	(10)	15	(15)
Net loss on disposal of equipment	(35)	(14)	(36)	(20)
Other	199	223	549	317
Total noninterest income	2,586	2,610	5,288	4,947

Noninterest expenses:
Salaries and employee benefits	4,643	5,129	9,821	10,073
Occupancy and equipment	1,703	1,791	3,446	3,844
Computer and electronic banking services	1,476	1,458	2,944	2,755
Outside professional services	379	508	1,014	974
Marketing and advertising	238	274	451	520
Supplies	121	144	289	292
FDIC deposit insurance and regulatory assessments	253	248	525	493
Core deposit intangible amortization	150	151	301	301
Other real estate owned operations	69	202	125	284
Other	548	501	930	931
Total noninterest expenses	9,580	10,406	19,846	20,467

Income before income tax provision	2,580	1,489	4,879	2,853
Income tax provision	852	484	1,610	927
Net income	$1,728	$1,005	$3,269	$1,926

Earnings per share:
Basic	$0.15	$0.08	$0.28	$0.16
Diluted	$0.15	$0.08	$0.28	$0.16

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,728	$1,005	$3,269	$1,926
Other comprehensive income, net of tax:
Available for sale securities:
Net unrealized holding gains (losses)	310	(480)	1,356	222
Reclassification adjustment for gains recognized in net income (1)	—	(87)	—	(87)
Net unrealized holding gains (losses) on available for sale securities	310	(567)	1,356	135
Net unrealized gain on interest-rate swap derivative	—	27	—	52
Other comprehensive income (loss)	310	(540)	1,356	187
Comprehensive income	$2,038	$465	$4,625	$2,113

(1) Amounts are included in net gain on sales of securities in noninterest income on the consolidated statements of income. Income tax provision associated with the reclassification adjustment for both the three and six months ended June 30, 2016 was zero and for both the three and six months ended June 30, 2015 was $45,000.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2015	12,218,818	$122	$124,997	$(3,648)	$(815)	$33,864	$(190)	$154,330
Comprehensive income	—	—	—	—	—	3,269	1,356	4,625
Cash dividends declared ($0.08 per share)	—	—	—	—	—	(945)	—	(945)
Equity incentive plans compensation	—	—	205	—	256	—	—	461
Allocation of 24,318 ESOP shares	—	—	96	240	—	—	—	336
Tax benefit from share-based compensation	—	—	8	—	—	—	—	8
Stock options exercised	5,092	—	37	—	—	—	—	37
Common shares repurchased	(3,230)	—	(37)	—	—	—	—	(37)
Balance at June 30, 2016	12,220,680	$122	$125,306	$(3,408)	$(559)	$36,188	$1,166	$158,815

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,269	$1,926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	893	695
Employee stock ownership plan expense	336	283
Equity incentive plan expense	461	352
Excess tax benefit from share-based compensation	(8)	(5)
Amortization of investment premiums and discounts, net	384	586
Amortization of loan premiums and discounts, net	736	938
Depreciation and amortization of premises and equipment	1,234	1,372
Amortization of core deposit intangible	301	301
Amortization of deferred debt issue costs	—	13
Net gain on sales of securities	—	(132)
Net (gain) loss on fair value of derivatives	(15)	15
Deferred income tax (benefit) provision	(81)	89
Loans originated for sale	(19,198)	(14,134)
Proceeds from sale of loans held for sale	16,073	13,729
Net gain on sales of loans held for sale	(532)	(156)
Net loss on disposal of equipment	36	20
Net loss on sales or write-downs of other real estate owned	2	122
Increase in cash surrender value of bank-owned life insurance	(277)	(303)
Change in operating assets and liabilities:
Accrued interest receivable	59	(180)
Other assets	(40)	568
Accrued expenses and other liabilities	(1,440)	347
Net cash provided by operating activities	2,193	6,446

Cash flows from investing activities:
Purchases of available for sale securities	(24,401)	(22,407)
Proceeds from sales of available for sale securities	—	9,703
Proceeds from maturities of and principal repayments on available for sale securities	13,070	14,693
Purchases of Federal Home Loan Bank stock	—	(629)
Purchases of Federal Reserve Bank stock	(3)	(3,621)
Redemption of Federal Home Loan Bank stock	504	—
Loan principal collections (originations), net	21,503	9,366
Purchases of loans	(11,858)	(67,240)
Proceeds from sales of other real estate owned	270	62
Purchases of premises and equipment	(542)	(1,791)
Proceeds from bank-owned life insurance	1,201	—
Net cash used in investing activities	(256)	(61,864)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	58,815	19,415
Net increase in mortgagors' and investors' escrow accounts	627	300
Proceeds from Federal Home Loan Bank advances	3,000	78,478
Repayments of Federal Home Loan Bank advances	(29,681)	(34,575)
Excess tax benefit from share-based compensation	8	5
Cash dividends on common stock	(945)	(973)
Stock options exercised	37	703
Common shares repurchased	(37)	(7,601)
Net cash provided by financing activities	31,824	55,752

Net change in cash and cash equivalents	33,761	334
Cash and cash equivalents at beginning of period	40,778	39,251
Cash and cash equivalents at end of period	$74,539	$39,585

Supplemental cash flow information:
Interest paid	$5,015	$4,199
Income taxes paid, net	1,450	470
Transfer of loans to other real estate owned	350	385
Stock options exercised by net-share settlement	—	2,563

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its 25 offices in eastern Connecticut and Rhode Island. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans.  In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s offices. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016 or for any other period.

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
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

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
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

•
General valuation allowance. The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans. For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments: residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer. Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices; changes in international, national, regional and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the size and composition of the loan portfolio and in the terms of the loans; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the amount of nonaccrual loans and the amount and severity of adversely classified or graded loans; changes in the quality of the loan review system; changes in the underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the portfolio.

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

•
Multi-family and Commercial – Loans in this segment are originated to acquire, develop, improve or refinance multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. The underlying cash flows generated by the properties can be impacted by the economy as evidenced by increased vacancy rates. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. Management continually monitors the cash flows of these loans.

•
Construction – This segment includes loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. The Bank also originates construction loans for commercial

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

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
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606) - In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance that improves the revenue recognition requirements for contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. In August 2015, the FASB delayed the effective date for this guidance for one year to fiscal years beginning after December 15, 2017, and we do not expect this to have a material impact on our financial statements.

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
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

Financial Instruments - Credit Losses (Topic 326): In June 2016, the FASB issued guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The update will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available for sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to current accounting guidance, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The update also simplifies the accounting model for purchased credit-impaired debt securities and loans. Disclosure requirements under the update have been expanded to include the entity's assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by year of origination. The update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual periods beginning after December 15, 2018. The update

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 157,391 and 151,391 for the three and six months ended June 30, 2016, respectively, and 333,728 and 353,332 for the three and six months ended June 30, 2015, respectively.

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$1,728	$1,005	$3,269	$1,926

Weighted average common shares outstanding:
Basic	11,803,156	12,006,510	11,796,099	12,160,268
Effect of dilutive stock options	58,813	25,103	59,386	31,872
Diluted	11,861,969	12,031,613	11,855,485	12,192,140

Earnings per share:
Basic	$0.15	$0.08	$0.28	$0.16
Diluted	$0.15	$0.08	$0.28	$0.16

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

NOTE 3.  SECURITIES

Available for Sale Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$71,893	$678	$(552)	$72,019
Government-sponsored enterprises	22,276	420	—	22,696
Mortgage-backed securities:(1)
Agency - residential	85,775	1,275	(137)	86,913
Non-agency - residential	106	—	(5)	101
Corporate debt securities	1,000	—	—	1,000
Collateralized debt obligation	1,157	—	(27)	1,130
Obligations of state and political subdivisions	1,000	—	—	1,000
Tax-exempt securities	3,160	114	—	3,274
Total available for sale securities	$186,367	$2,487	$(721)	$188,133

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

The amortized cost and fair value of debt securities by contractual maturities at June 30, 2016 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities ("MBS") are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$2,579	$2,588
After 1 but within 5 years	45,817	46,377
After 5 but within 10 years	9,316	9,429
After 10 years	42,774	42,725
	100,486	101,119
Mortgage-backed securities	85,881	87,014
Total debt securities	$186,367	$188,133

The following is a summary of realized gains and losses on the sales of securities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Gross gains on sales	$—	$132	$—	$132
Gross losses on sales	—	—	—	—
Net gain on sales of securities	$—	$132	$—	$132

Proceeds from the sale of available for sale securities were zero for the three and six months ended June 30, 2016, respectively, and $9.7 million for the three and six months ended June 30, 2015, respectively.

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$15,005	$168	$17,449	$384	$32,454	$552
Mortgage-backed securities:
Agency - residential	3,988	9	14,432	128	18,420	137
Non-agency - residential	—	—	101	5	101	5
Collateralized debt obligation	—	—	1,130	27	1,130	27
Total	$18,993	$177	$33,112	$544	$52,105	$721

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$9,374	$36	$18,715	$352	$28,089	$388
Government-sponsored enterprises	8,454	5	—	—	8,454	5
Mortgage-backed securities:
Agency - residential	21,956	129	27,210	833	49,166	962
Non-agency - residential	—	—	112	4	112	4
Collateralized debt obligation	—	—	1,146	10	1,146	10
Tax-exempt securities	582	1	—	—	582	1
Total	$40,366	$171	$47,183	$1,199	$87,549	$1,370

At June 30, 2016, 26 debt securities with gross unrealized losses had aggregate depreciation of 1.36% of the Company’s amortized cost basis. The unrealized losses are primarily related to the Company’s U.S. Government and agency obligations and agency mortgage-backed securities. There were no investments deemed other-than-temporarily impaired for the three and six months ended June 30, 2016 and 2015. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at June 30, 2016.

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

Collateralized Debt Obligation. The unrealized loss on the Company's collateralized debt obligation relates to one investment in a pooled trust preferred security ("PTPS") which management does not believe will suffer from any credit-related losses, based on its senior credit profile. The unrealized loss on this security is caused by the low interest rate environment, as this security reprices quarterly to the three-month LIBOR and market spreads on similar newly issued securities have increased.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$410,235	$417,458
Multi-family and commercial	393,066	385,341
Construction	31,794	21,786
Total real estate loans	835,095	824,585

Commercial business loans:
SBA and USDA guaranteed	130,449	145,238
Time share	48,901	55,192
Condominium association	20,176	21,986
Medical loans	25,250	23,445
Other	46,324	45,588
Total commercial business loans	271,100	291,449

Consumer loans:
Home equity	53,550	53,779
Indirect automobile	1,003	1,741
Other	1,776	1,946
Total consumer loans	56,329	57,466

Total loans	1,162,524	1,173,500

Deferred loan origination costs, net of fees	1,867	1,735
Allowance for loan losses	(10,643)	(9,863)
Loans receivable, net	$1,153,748	$1,165,372

The Company purchased commercial business loans totaling $11.9 million during the six months ended June 30, 2016. For the twelve months ended December 31, 2015, the Company purchased commercial business loans totaling $113.2 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 are as follows:

Three Months Ended June 30, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,033	$5,202	$573	$2,674	$651	$10,133
Provision for loan losses	54	109	225	22	172	582
Loans charged-off	(61)	—	—	(35)	(117)	(213)
Recoveries of loans previously charged-off	—	109	—	32	—	141
Balance at end of period	$1,026	$5,420	$798	$2,693	$706	$10,643

Six Months Ended June 30, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,036	$5,033	$516	$2,625	$653	$9,863
Provision for loan losses	44	302	282	92	173	893
Loans charged-off	(82)	(24)	—	(68)	(120)	(294)
Recoveries of loans previously charged-off	28	109	—	44	—	181
Balance at end of period	$1,026	$5,420	$798	$2,693	$706	$10,643

Three Months Ended June 30, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$976	$3,646	$292	$2,566	$602	$8,082
Provision for loan losses	19	117	142	51	31	360
Loans charged-off	(11)	—	—	—	—	(11)
Recoveries of loans previously charged-off	2	3	—	1	—	6
Balance at end of period	$986	$3,766	$434	$2,618	$633	$8,437

Six Months Ended June 30, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$955	$3,607	$254	$2,382	$599	$7,797
Provision for loan losses	44	176	180	260	35	695
Loans charged-off	(46)	(20)	—	(25)	(1)	(92)
Recoveries of loans previously charged-off	33	3	—	1	—	37
Balance at end of period	$986	$3,766	$434	$2,618	$633	$8,437

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

Further information pertaining to the allowance for loan losses at June 30, 2016 and December 31, 2015 is as follows:

June 30, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$266	$258	$—	$—	$52	$576
Allowance for loans individually or collectively evaluated and not deemed to be impaired	760	5,162	798	2,693	654	10,067
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,026	$5,420	$798	$2,693	$706	$10,643

Loans individually evaluated and deemed to be impaired	$5,753	$7,348	$—	$1,011	$415	$14,527
Loans individually or collectively evaluated and not deemed to be impaired	404,083	382,691	31,794	270,089	55,914	1,144,571
Amount of loans acquired with deteriorated credit quality	399	3,027	—	—	—	3,426
Total loans	$410,235	$393,066	$31,794	$271,100	$56,329	$1,162,524

December 31, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$303	$35	$—	$—	$—	$338
Allowance for loans individually or collectively evaluated and not deemed to be impaired	733	4,998	516	2,625	653	9,525
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,036	$5,033	$516	$2,625	$653	$9,863

Loans individually evaluated and deemed to be impaired	$6,354	$3,750	$—	$356	$158	$10,618
Loans individually or collectively evaluated and not deemed to be impaired	410,699	377,503	21,786	291,093	57,308	1,158,389
Amount of loans acquired with deteriorated credit quality	405	4,088	—	—	—	4,493
Total loans	$417,458	$385,341	$21,786	$291,449	$57,466	$1,173,500

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

Past Due Loans
The following represents an aging of loans at June 30, 2016 and December 31, 2015:

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$25	$1,175	$1,362	$2,562	$407,673	$410,235	$—
Multi-family and commercial	788	—	2,623	3,411	389,655	393,066	1,460
Construction	—	43	—	43	31,751	31,794	—
Commercial Business:
SBA and USDA guaranteed	274	—	—	274	130,175	130,449	—
Time share	—	—	—	—	48,901	48,901	—
Condominium association	—	—	—	—	20,176	20,176	—
Medical loans	—	—	—	—	25,250	25,250	—
Other	115	1,427	301	1,843	44,481	46,324	—
Consumer:
Home equity	173	—	179	352	53,198	53,550	—
Indirect automobile	42	3	—	45	958	1,003	—
Other	—	4	—	4	1,772	1,776	—
Total	$1,417	$2,652	$4,465	$8,534	$1,153,990	$1,162,524	$1,460

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,906	$1,054	$1,283	$8,243	$409,215	$417,458	$—
Multi-family and commercial	5,930	203	1,061	7,194	378,147	385,341	—
Construction	—	—	—	—	21,786	21,786	—
Commercial Business:
SBA and USDA guaranteed	—	—	—	—	145,238	145,238	—
Time share	—	—	—	—	55,192	55,192	—
Condominium association	—	—	—	—	21,986	21,986	—
Medical loans	—	—	—	—	23,445	23,445	—
Other	45	22	339	406	45,182	45,588	—
Consumer:
Home equity	130	—	121	251	53,528	53,779	—
Indirect automobile	31	—	—	31	1,710	1,741	—
Other	1	3	25	29	1,917	1,946	—
Total	$12,043	$1,282	$2,829	$16,154	$1,157,346	$1,173,500	$—

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at June 30, 2016 and December 31, 2015:

	Impaired Loans(1)
June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,414	$3,490	$—	$2,970
Multi-family and commercial	6,116	6,334	—	1,785
Commercial business - Other	1,011	1,011	—	301
Consumer:
Home equity	136	136	—	136
Indirect automobile	—	—	—	8
Total impaired loans without valuation allowance	10,677	10,971	—	5,200

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,339	2,350	266	140
Multi-family and commercial	3,814	3,814	258	—
Consumer - Home equity	279	377	52	179
Total impaired loans with valuation allowance	6,432	6,541	576	319
Total impaired loans	$17,109	$17,512	$576	$5,519

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At June 30, 2016 and December 31, 2015, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are advanced to those borrowers whose loans are deemed impaired without prior approval of the Loan Committee or the Board of Directors.

Additional information related to impaired loans is as follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,736	$27	$—	$5,930	$51	$—
Multi-family and commercial	8,762	64	—	7,738	148	—
Commercial business - Other	680	—	—	637	—	—
Consumer - Home equity	327	1	—	222	2	1
Total	$15,505	$92	$—	$14,527	$201	$1

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,659	$26	$—	$5,652	$52	$1
Multi-family and commercial	5,823	68	—	5,996	147	—
Commercial business - Other	1,311	2	—	1,144	8	—
Consumer - Home equity	54	—	—	32	—	—
Total	$12,847	$96	$—	$12,824	$207	$1

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
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

The following tables present the Company’s loans by risk rating at June 30, 2016 and December 31, 2015:

June 30, 2016	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$401,295	$1,967	$6,973	$—	$—	$410,235
Multi-family and commercial	—	362,122	15,805	15,139	—	—	393,066
Construction	—	31,794	—	—	—	—	31,794
Total real estate loans	—	795,211	17,772	22,112	—	—	835,095

Commercial Business:
SBA and USDA guaranteed	130,449	—	—	—	—	—	130,449
Time share	—	48,901	—	—	—	—	48,901
Condominium association	—	20,176	—	—	—	—	20,176
Medical loans	—	25,250	—	—	—	—	25,250
Other	—	42,531	989	2,804	—	—	46,324
Total commercial business loans	130,449	136,858	989	2,804	—	—	271,100

Consumer:
Home equity	—	53,035	54	461	—	—	53,550
Indirect automobile	—	995	—	8	—	—	1,003
Other	—	1,776	—	—	—	—	1,776
Total consumer loans	—	55,806	54	469	—	—	56,329
Total loans	$130,449	$987,875	$18,815	$25,385	$—	$—	$1,162,524

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

December 31, 2015	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$409,331	$2,001	$6,126	$—	$—	$417,458
Multi-family and commercial	—	356,921	14,187	14,233	—	—	385,341
Construction	—	21,786	—	—	—	—	21,786
Total real estate loans	—	788,038	16,188	20,359	—	—	824,585

Commercial Business:
SBA and USDA guaranteed	145,238	—	—	—	—	—	145,238
Time share	—	55,192	—	—	—	—	55,192
Condominium association	—	21,986	—	—	—	—	21,986
Medical loans	—	23,445	—	—	—	—	23,445
Other	—	42,760	1,534	1,294	—	—	45,588
Total commercial business loans	145,238	143,383	1,534	1,294	—	—	291,449

Consumer:
Home equity	—	53,487	63	229	—	—	53,779
Indirect automobile	—	1,741	—	—	—	—	1,741
Other	—	1,946	—	—	—	—	1,946
Total consumer loans	—	57,174	63	229	—	—	57,466
Total loans	$145,238	$988,595	$17,785	$21,882	$—	$—	$1,173,500

The following table provides information on loans modified as TDRs during the three and six months ended June 30, 2016 and 2015. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

	Three Months Ended June 30,
	2016			2015
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$57	$—	—	$—	$—
Multi-family and commercial	3	2,688	234	—	—	—
Commercial business - other	3	865	—	—	—	—
Total	7	$3,610	$234	—	$—	$—

	Six Months Ended June 30,
	2016			2015
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	2	$143	$—	—	$—	$—
Multi-family and commercial	4	4,128	234	—	—	—
Commercial business - other	3	865	—	1	24	—
Total	9	$5,136	$234	1	$24	$—

The following table provides the recorded investment, by type of modification, during the three and six months ended June 30, 2016 and 2015 for modified loans identified as TDRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Principal deferrals	$—	$—	$86	$—
Combination of rate and maturity (1)	3,382	—	3,382	24
Maturity only	228	—	1,668	—
Total	$3,610	$—	$5,136	$24

(1) Terms include combination of interest rate adjustments and extensions of maturity.

During the three and six months ended June 30, 2016, there were two commercial loans totaling $330,000 that were modified as TDRs that were in payment default (defined as 90 days or more past due) within twelve months of restructure. There were no TDRs in payment default within twelve months of restructure for the three and six months ended June 30, 2015.

As of June 30, 2016, the Company held $1.3 million in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of June 30, 2016 and December 31, 2015.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2015	$5,076	$4,493	$583	$121	$4,372
Collections	(561)	(559)	(2)	(19)	(540)
Dispositions	(567)	(508)	(59)	—	(508)
Balance at June 30, 2016	$3,948	$3,426	$522	$102	$3,324

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,607	13,583
Leasehold improvements	10,717	10,717
Furniture and equipment	13,194	12,905
Construction in process	159	30
	42,423	41,981
Accumulated depreciation and amortization	(21,963)	(20,793)
Premises and equipment, net	$20,460	$21,188

At both June 30, 2016 and December 31, 2015, construction in process related to a project to redesign traffic flow at an existing branch and relocation of another branch.

NOTE 6.  OTHER COMPREHENSIVE INCOME

Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income, are components of comprehensive income.

Components of other comprehensive income and related tax effects are as follows:

	Six Months Ended June 30, 2016
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$2,054	$(698)	$1,356
Unrealized holding gains on available for sale securities, net of taxes	2,054	(698)	1,356
Other comprehensive income	$2,054	$(698)	$1,356

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	June 30, 2016
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$1,766	$(600)	$1,166
Accumulated other comprehensive income	$1,766	$(600)	$1,166

	December 31, 2015
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(288)	$98	$(190)
Accumulated other comprehensive loss	$(288)	$98	$(190)

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

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At June 30, 2016, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. To be “well capitalized,” the Company and the Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes no conditions or events have occurred since June 30, 2016 that would materially adversely change the Company’s and the Bank’s capital classifications.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 Capital to Average Assets:
Company	$150,935	9.97%	$60,543	4.000%	$75,678	5.00%
Bank	138,336	9.28	59,615	4.000	74,519	5.00
Tier 1 Capital to Risk Weighted Assets:
Company	150,935	15.80	63,272	6.625	76,404	8.00
Bank	138,336	14.53	63,076	6.625	76,167	8.00
Total Capital to Risk Weighted Assets:
Company	162,067	16.97	82,373	8.625	95,505	10.00
Bank	149,468	15.70	82,118	8.625	95,209	10.00
Common Equity Tier 1 Capital:
Company	142,935	14.97	48,947	5.125	62,079	6.50
Bank	138,336	14.53	48,795	5.125	61,886	6.50

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 Capital to Average Assets:
Company	$140,862	9.73%	$57,896	4.00%	$72,370	5.00%
Bank	134,992	9.38	57,550	4.00	71,937	5.00
Tier 1 Capital to Risk Weighted Assets:
Company	140,862	14.86	56,861	6.00	75,814	8.00
Bank	134,992	14.27	56,773	6.00	75,698	8.00
Total Capital to Risk Weighted Assets:
Company	151,327	15.97	75,814	8.00	94,768	10.00
Bank	145,457	15.37	75,698	8.00	94,622	10.00
Common Equity Tier 1 Capital:
Company	140,862	14.86	42,645	4.50	61,599	6.50
Bank	134,992	14.27	42,580	4.50	61,504	6.50

Effective January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital. The capital conservation buffer increases the three risk-based capital ratios by 0.625% each year through 2019, at which point, the minimum common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. Also, certain new deductions from, and adjustments to, regulatory capital will be phased in over several years. As of June 30, 2016, the Company and the Bank complied with the capital conservation buffer requirement.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of assets and liabilities is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the assets and liabilities.

The following methods and assumptions were used by the Company in estimating fair value disclosures of its financial instruments:

•	Cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate the fair values based on the short-term nature of the assets.

•
Securities available for sale. Included in the available for sale category are debt securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes a nationally-recognized third-party pricing service to estimate fair value measurements for the majority of its portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data, but these prices do not represent binding quotes. The fair value prices on all investments are reviewed for reasonableness by management. Securities measured at fair value in Level 3 include one collateralized debt obligation that was backed by a trust preferred security issued by banks and insurance companies. Management determined that an orderly and active market for this security and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels. The Company

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

estimates future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2016.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$25,314	$46,705	$—	$72,019
Government-sponsored enterprises	—	22,696	—	22,696
Mortgage-backed securities	—	87,014	—	87,014
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,130	1,130
Obligations of state and political subdivisions	—	1,000	—	1,000
Tax-exempt securities	—	3,274	—	3,274
Forward loan sale commitments and derivative loan commitments	—	—	260	260
Total assets	$25,314	$161,689	$1,390	$188,393

Liabilities:
Interest rate swap agreement	$—	$49	$—	$49
Total liabilities	$—	$49	$—	$49

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$25,045	$45,951	$—	$70,996
Government-sponsored enterprises	—	25,403	—	25,403
Mortgage-backed securities	—	72,078	—	72,078
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,146	1,146
Obligations of state and political subdivisions	—	1,271	—	1,271
Tax-exempt securities	—	3,238	—	3,238
Forward loan sale commitments and derivative loan commitments	—	—	71	71
Total assets	$25,045	$148,941	$1,217	$175,203

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$1	$1
Interest rate swap agreement	—	64	—	64
Total liabilities	$—	$64	$1	$65

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2015	$1,146	$70
Total realized gains included in net income	—	190
Total unrealized losses included in other comprehensive income	(16)	—
Balance at June 30, 2016	$1,130	$260

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at June 30, 2016 and December 31, 2015. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015.

	At June 30, 2016			At December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$796	$—	$—	$588
Other real estate owned	—	—	1,166	—	—	1,088
Total assets	$—	$—	$1,962	$—	$—	$1,676

The following table summarizes losses (gains) resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Impaired loans	$167	$(71)	$239	$148
Other real estate owned	—	122	8	122
Total losses	$167	$51	$247	$270

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
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2016 and December 31, 2015. The estimated fair value amounts at June 30, 2016 and December 31, 2015 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of June 30, 2016 and December 31, 2015, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$74,539	$74,539	$—	$—	$74,539
Available for sale securities	188,133	25,314	161,689	1,130	188,133
Loans held for sale	5,146	—	—	5,265	5,265
Loans receivable, net	1,153,748	—	—	1,164,778	1,164,778
Federal Home Loan Bank stock	12,370	—	—	12,370	12,370
Federal Reserve Bank stock	3,624	—	—	3,624	3,624
Accrued interest receivable	4,224	—	—	4,224	4,224
Financial Liabilities:
Deposits	1,116,832	—	—	1,121,773	1,121,773
Mortgagors' and investors' escrow accounts	4,135	—	—	4,135	4,135
Federal Home Loan Bank advances	207,914	—	210,654	—	210,654
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,029	—	5,029
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	141	—	—	141	141
Forward loan sale commitments	119	—	—	119	119
Liabilities:
Interest rate swap agreement	49	—	49	—	49

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

Interest Rate Swap Agreement - In 2012, management entered into an interest rate swap agreement that does not meet the strict hedge accounting requirements of FASB's "Derivatives and Hedging" standard to manage the Company's exposure to interest rate movements and other identified risks. At June 30, 2016 and December 31,

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

2015, information pertaining to the Company's interest rate swap agreement not designated as a hedge was as follows:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.63%	0.32%
Weighted average maturity in years	0.5	1.0
Unrealized loss relating to interest rate swap	$49	$64

The Company reported a gain in fair value on the interest rate swap not designated as a hedge in noninterest income of $16,000 and $15,000 for the three and six months ended June 30, 2016, respectively, and a loss in fair value of $10,000 and $15,000 for the three and six months ended June 30, 2015, respectively.

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
JUNE 30, 2016 AND 2015 AND DECEMBER 31, 2015

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at June 30, 2016 and December 31, 2015.

		June 30, 2016		December 31, 2015
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	$15,000	$(49)	$15,000	$(64)
Derivative loan commitments	Other Assets	10,580	141	6,170	51
Forward loan sale commitments	Other Assets	7,745	119	3,656	19

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2016 and December 31, 2015 and the results of operations for the three and six months ended June 30, 2016 and 2015. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Assets:
Summary. Assets increased $35.8 million, or 2.4%, to $1.52 billion at June 30, 2016, compared to $1.48 billion at December 31, 2015, principally due to increases of $33.8 million in cash and cash equivalents, $13.0 million in available for sale securities and $3.3 million in loans held for sale, offset by reductions of $11.6 million in net loans receivable, $924,000 in bank-owned life insurance and $728,000 in net premises and equipment.

Loans Receivable, Net. Net loans decreased $11.6 million due to reductions in SBA and USDA guaranteed loans, residential real estate loans and time share loans, offset by increases in construction loans and multi-family and commercial real estate loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 35.3% of the total loan portfolio at June 30, 2016 and decreased $7.2 million to $410.2 million as compared to $417.5 million at December 31, 2015. Residential mortgage loan originations decreased $4.5 million, or 9.7%, during the first half of 2016 over the comparable period in 2015, as a result of decreased activity in the housing market.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 33.8% of total loans at June 30, 2016 and increased $7.7 million, or 2.0%, during the first half of 2016. Loan originations for multi-family and commercial real estate loans were $24.8 million, representing a decrease of $7.3 million, during the first half of 2016 compared to the same period in 2015.

•
Construction. Construction loans, which include both residential and commercial construction loans, increased $10.0 million to $31.8 million for the first half of 2016 as a result of increased commercial construction volume.

•
Commercial Business. Commercial business loans represented 23.3% of total loans at June 30, 2016. Commercial business loans decreased $20.3 million, or 7.0%, for the first half of 2016 primarily due to decreases of $14.8 million in SBA and USDA guaranteed loans, $6.3 million in time share loans and $1.8 million in condominium association loans, offset by an increase of $1.8 million in medical loans. Commercial business loan originations decreased $5.2 million as compared to the same period in 2015. At June 30, 2016, unfunded lines of credit related to time share lending totaled $22.6 million as a result of focused efforts within the time share industry.

•
Consumer. Consumer loans represented 4.8% of the Company’s total loan portfolio at June 30, 2016. Consumer loans decreased $1.1 million during the first half of 2016 primarily as a result of decreases of $738,000 in indirect automobile loans and $229,000 in home equity loans. Loan originations for consumer loans totaled $13.1 million, representing an increase of $1.5 million, for the first half of 2016 over the comparable period in 2015.

The allowance for loan losses totaled $10.6 million at June 30, 2016 compared to $9.9 million at December 31, 2015. The ratio of the allowance for loan losses to total loans increased to 0.92% at June 30, 2016 from 0.84% at December 31, 2015, primarily due to a higher provision due to increases in nonperforming loans and net loan charge-offs.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	June 30 2016	December 31, 2015
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,110	$3,894
Multi-family and commercial	1,785	2,167
Total real estate loans	4,895	6,061
Commercial business loans	301	339
Consumer loans:
Home equity	315	183
Indirect automobile	8	—
Other	—	—
Total consumer loans	323	183
Total nonaccrual loans	5,519	6,583
Accruing loans past due 90 days or more	1,460	—
Total nonperforming loans (1)	6,979	6,583
Other real estate owned, net (2)	1,166	1,088
Total nonperforming assets	8,145	7,671
Accruing troubled debt restructurings	10,049	4,659
Total nonperforming assets and troubled debt restructurings	$18,194	$12,330

Allowance for loan losses as a percent of nonperforming loans	152.50%	149.83%
Total nonperforming loans to total loans	0.60%	0.56%
Total nonperforming loans to total assets	0.46%	0.44%
Total nonperforming assets and troubled debt restructurings to total assets	1.20%	0.83%

(1) Includes nonperforming TDRs totaling $688,000 and $991,000 at June 30, 2016 and December 31, 2015, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

At June 30, 2016, the increase in nonperforming loans was primarily due to a delinquent commercial real estate loan of $1.5 million in the process of a refinance (shown as an accruing loan past due 90 days or more in the table above) and an increase in nonperforming home equity loans of $132,000, offset by decreases in nonperforming residential real estate loans of $784,000 and multi-family and commercial real estate loans of $382,000.

Other real estate owned increased $78,000 to $1.2 million at June 30, 2016, due to the addition of two residential properties, offset by the sale of two residential properties and one commercial property. At June 30, 2016, other real estate owned included two commercial properties and two residential properties.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, maturity extensions, or a combination of these items. TDRs increased to $10.7 million at June 30, 2016, compared to $5.7 million at December 31, 2015. Of the TDRs, $10.0 million and $4.7 million were performing in accordance with their restructured terms at June 30, 2016 and December 31, 2015, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $31.3 million, or 2.4%, to $1.36 billion at June 30, 2016 compared to $1.33 billion at December 31, 2015. Deposits increased $58.8 million, or 5.6%, which included increases in certificates of deposit of $43.1 million, NOW and money market accounts of $7.9 million and noninterest-bearing deposits of $5.9 million. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings decreased $26.7 million from $242.8 million at December 31, 2015 to $216.2 million at June 30, 2016, resulting from net repayments of Federal Home Loan Bank advances.

Equity:
Summary. Shareholders’ equity increased $4.5 million from $154.3 million at December 31, 2015 to $158.8 million at June 30, 2016. The increase in shareholders' equity was attributable to net income of $3.3 million, a net unrealized gain on available for sale securities aggregating $1.4 million (net of taxes) and $812,000 related to equity plans, partially offset by dividends declared of $945,000.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is comprised of the unrealized gains and losses on available for sale securities. The net unrealized gains on available for sale securities, net of taxes, totaled $1.2 million at June 30, 2016 compared to net unrealized losses of $190,000 at December 31, 2015.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

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

Summary. The Company reported net income of $1.7 million for the three months ended June 30, 2016 compared to $1.0 million for the three months ended June 30, 2015. The Company reported net income of $3.3 million for the six months ended June 30, 2016 compared to $1.9 million for the six months ended June 30, 2015.

Interest and Dividend Income. Total interest and dividend income increased $885,000, or 7.5%, to $12.7 million for the quarter ended June 30, 2016, compared to the same period in 2015. The increase in interest and dividend income was primarily due to a higher average balance of total interest-earning assets versus the same period in 2015, offset by lower yields on loans. Interest income on loans and securities reflect net amortization of $10,000 and $194,000 for the quarters ended June 30, 2016 and 2015, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the quarter ended June 30, 2016 decreased seven basis points to 3.57% compared to 3.64% for the quarter ended June 30, 2015, as a five basis point decrease in the yield of loans was offset by a 33 basis point increase in securities. The average balance of interest-earning assets increased $128.4 million to $1.43 billion during the second quarter of 2016, due to increases of $74.4 million in the average balance of loans, $35.9 million in the average balance of other interest-earning assets and $18.1 million in the average balance of securities, as compared to the same quarter in 2015.

Total interest and dividend income increased $2.1 million, or 8.8%, to $25.3 million for the six months ended June 30, 2016, compared to the same period in 2015. The increase in interest and dividend income was primarily due to the higher average balance of total interest-earning assets versus the same period in 2015. Interest income on loans and securities reflect net amortization of $22,000 and $364,000 for the six months ended June 30, 2016 and 2015, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the six months ended June 30, 2016 decreased seven basis points to 3.59% compared to 3.66% for the six months ended June 30, 2015, as an eight basis point decrease in the yield on loans was offset by a 29 basis point increase in the yield on securities. The average balance of interest-earning assets increased $135.4 million to $1.42 billion during the first half of 2016, due to increases of $95.5 million in the average balance of loans, $26.8 million in the average balance of other interest-earning assets and $13.1 million in the average balance of securities, as compared to the same quarter in 2015.

Interest Expense. For the quarter ended June 30, 2016, interest expense increased $374,000, or 17.4%, resulting from higher average balances of deposits and FHLB advances compared to the same quarter in 2015. Higher interest expense on interest-bearing liabilities reflect net accretion of $129,000 and $296,000 for the three months ended June 30, 2016 and 2015, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $58.2 million to $947.2 million for the quarter ended June 30, 2016 and the average rate paid increased eight basis points to 0.70%, compared to the same period in 2015, primarily due to increases in the average balance of certificates of deposit. Increases in the average balance of certificates of deposit and NOW and money market deposits totaled $50.4 million and $11.0 million, respectively, while the average balance of savings accounts decreased $3.6 million compared to the three months ended June 30, 2015. The average balance of FHLB advances increased $39.1 million for the three months ended June 30, 2016, while the average rate paid decreased four basis points to 1.54%. The average rate paid on subordinated debt decreased 174 basis points to 2.34%, compared to the same period in 2015, due to the maturity of a derivative financial instrument.

Interest expense increased $795,000, or 19.0%, for the six months ended June 30, 2016 resulting from higher average balances of deposits and FHLB advances compared to the same period in 2015. Higher interest expense on interest-bearing liabilities reflect net accretion of $279,000 and $641,000 for the six months ended June 30, 2016 and 2015, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $47.8 million to $932.0 for the six months ended June 30, 2016 and the average rate paid increased six basis points to 0.69%, compared to the same period in 2015. Increases in the average balance of certificates of deposit and NOW and money market deposits totaled $40.3 million and $13.6 million, respectively, while the average balance of savings accounts decreased $6.6 million compared to the first half ended June 30, 2015. The average balance of FHLB advances increased $60.7 million for the six months ended June 30, 2016, while the average rate paid decreased zero basis points to 1.54%. The average rate paid on subordinated debt decreased 181 basis points to 2.27%, compared to the same period in 2015 due to the maturity of a derivative financial instrument.

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

	At or For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest & Dividends	Average Yield/ Rate(8)	Average Balance	Interest & Dividends	Average Yield/ Rate(8)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,165,270	$11,506	3.97%	$1,090,848	$10,931	4.02%
Securities (3)	202,556	1,097	2.18	184,460	846	1.85
Other interest-earning assets	60,316	77	0.51	24,405	19	0.31
Total interest-earning assets	1,428,142	12,680	3.57	1,299,713	11,796	3.64

Noninterest-earning assets	85,428			93,036
Total assets	$1,513,570			$1,392,749

Interest-bearing liabilities:
Deposits:
Business checking	$712	—	—	$295	—	—
NOW and money market	476,332	126	0.11	465,364	134	0.12
Savings (4)	37,240	24	0.26	40,858	17	0.17
Certificates of deposit (5)	432,949	1,505	1.40	382,554	1,228	1.29
Total interest-bearing deposits	947,233	1,655	0.70	889,071	1,379	0.62

Federal Home Loan Bank advances	212,526	816	1.54	173,438	682	1.58
Subordinated debt	8,248	48	2.34	8,248	84	4.08
Total interest-bearing liabilities	1,168,007	2,519	0.87	1,070,757	2,145	0.80

Noninterest-bearing liabilities	186,813			166,907
Total liabilities	1,354,820			1,237,664

Total shareholders' equity	158,750			155,085

Total liabilities and shareholders' equity	$1,513,570			$1,392,749

Net interest-earning assets	$260,135			$228,956

Tax equivalent net interest income (3)		10,161			9,651

Tax equivalent interest rate spread (6)			2.70%			2.84%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.86%			2.98%

Average of interest-earning assets to average interest-bearing liabilities			122.27%			121.38%

Less tax equivalent adjustment (3)		(5)			(6)

Net interest income		$10,156			$9,645

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.
(8) Annualized.

	At or For the Six Months Ended June 30,
	2016			2015
	Average Balance	Interest & Dividends	Average Yield/ Rate(8)	Average Balance	Interest & Dividends	Average Yield/ Rate(8)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2)	$1,168,051	$23,077	3.97%	$1,072,560	$21,545	4.05%
Securities (3)	198,610	2,117	2.14	185,539	1,694	1.85
Other interest-earning assets	51,294	133	0.52	24,459	38	0.31
Total interest-earning assets	1,417,955	25,327	3.59	1,282,558	23,277	3.66

Noninterest-earning assets	85,746			91,739
Total assets	$1,503,701			$1,374,297

Interest-bearing liabilities:
Deposits:
Business checking	$727	—	—	$279	—	—
NOW and money market	472,799	252	0.11	459,171	266	0.12
Savings (4)	36,371	48	0.27	42,960	35	0.16
Certificates of deposit (5)	422,145	2,904	1.38	381,806	2,446	1.29
Total interest-bearing deposits	932,042	3,204	0.69	884,216	2,747	0.63

Federal Home Loan Bank advances	220,270	1,690	1.54	159,575	1,278	1.62
Subordinated debt	8,248	93	2.27	8,248	167	4.08
Total interest-bearing liabilities	1,160,560	4,987	0.86	1,052,039	4,192	0.80

Noninterest-bearing liabilities	185,357			165,627
Total liabilities	1,345,917			1,217,666

Total shareholders' equity	157,784			156,631

Total liabilities and shareholders' equity	$1,503,701			$1,374,297

Net interest-earning assets	$257,395			$230,519

Tax equivalent net interest income (3)		20,340			19,085

Tax equivalent interest rate spread (6)			2.73%			2.86%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.88%			3.00%

Average of interest-earning assets to average interest-bearing liabilities			122.18%			121.91%

Less tax equivalent adjustment (3)		(10)			(17)

Net interest income		$20,330			$19,068

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
(8) Annualized.

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

	Three Months Ended June 30, 2016 and 2015			Six Months Ended June 30, 2016 and 2015
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(162)	$737	$575	$(358)	$1,890	$1,532
Securities (3)	173	78	251	310	113	423
Other interest-earning assets	43	15	58	71	24	95
Total interest-earning assets	54	830	884	23	2,027	2,050
Interest-bearing liabilities:
Interest expense:
Deposits (4)	121	155	276	207	250	457
Federal Home Loan Bank advances	(16)	150	134	(56)	468	412
Subordinated debt	(36)	—	(36)	(74)	—	(74)
Total interest-bearing liabilities	69	305	374	77	718	795
Change in net interest income	$(15)	$525	$510	$(54)	$1,309	$1,255

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

Provision for Loan Losses. The provision for loan losses increased $222,000 and $198,000 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to increases in nonperforming loans and net loan charge-offs. At June 30, 2016, nonperforming loans increased to $7.0 million compared to $5.9 million at June 30, 2015, resulting from increases in commercial real estate loans of $2.0 million and home equity loans of $233,000, offset by decreases in nonperforming commercial business loans of $858,000 and residential loans of $253,000. Net loan charge-offs were $72,000 and $113,000 for the three and six months ended June 30, 2016, respectively, consisting primarily of home equity and residential real estate loan charge-offs, compared to $5,000 and $55,000 for the three and six months ended June 30, 2015, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,569	$1,692	$(123)	(7.3)%	$3,213	$3,340	$(127)	(3.8)%
Wealth management fees	302	315	(13)	(4.1)	601	613	(12)	(2.0)
Increase in cash surrender value of bank-owned life insurance	136	142	(6)	(4.2)	277	303	(26)	(8.6)
Net gain on sales of securities	—	132	(132)	(100.0)	—	132	(132)	(100.0)
Mortgage banking	399	130	269	206.9	669	277	392	141.5
Net gain (loss) on fair value of derivatives	16	(10)	26	(260.0)	15	(15)	30	(200.0)
Net loss on disposal of equipment	(35)	(14)	(21)	150.0	(36)	(20)	(16)	80.0
Other	199	223	(24)	(10.8)	549	317	232	73.2
Total noninterest income	$2,586	$2,610	$(24)	(0.9)%	$5,288	$4,947	$341	6.9%

Noninterest income decreased $24,000 to $2.6 million for the three months ended June 30, 2016 compared to the same period in 2015, primarily due to decreases in the net gain on available for sale securities of $132,000 and service fees of $123,000, offset by an increase in mortgage banking activities of $269,000. For the six months ended June 30, 2016, noninterest income increased $341,000 to $5.3 million versus the comparable period in the prior year, primarily due to increases in mortgage banking activities of $392,000 and other noninterest income of $232,000, offset by decreases in the net gain on available for sale securities of $132,000 and service fees of $127,000. The increase in mortgage banking activities compared to the same period in 2015 was due primarily to a higher volume of loan sales. Other noninterest income increased compared to the same period in 2015, primarily as a result of profit distributions from the Bank's investments in three small business investment companies.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,643	$5,129	$(486)	(9.5)%	$9,821	$10,073	$(252)	(2.5)%
Occupancy and equipment	1,703	1,791	(88)	(4.9)	3,446	3,844	(398)	(10.4)
Computer and electronic banking services	1,476	1,458	18	1.2	2,944	2,755	189	6.9
Outside professional services	379	508	(129)	(25.4)	1,014	974	40	4.1
Marketing and advertising	238	274	(36)	(13.1)	451	520	(69)	(13.3)
Supplies	121	144	(23)	(16.0)	289	292	(3)	(1.0)
FDIC deposit insurance and regulatory assessments	253	248	5	2.0	525	493	32	6.5
Core deposit intangible amortization	150	151	(1)	(0.7)	301	301	—	—
Other real estate operations	69	202	(133)	(65.8)	125	284	(159)	(56.0)
Other	548	501	47	9.4	930	931	(1)	(0.1)
Total noninterest expenses	$9,580	$10,406	$(826)	(7.9)%	$19,846	$20,467	$(621)	(3.0)%

Noninterest expenses decreased $826,000 and $621,000 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Salaries and employee benefits decreased $486,000 and $252,000, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily as a result of a reduction in deferred compensation due to a post-retirement benefit payout. A reduction in occupancy and equipment expenses of $88,000 and $398,000 for the three and six months ended June 30, 2016, respectively, versus the comparable periods in 2015, was in large part a result of strategic initiatives to reduce branch infrastructure costs, the reconfiguration and optimization of our telephone and data services and lower snow removal expenditures. Computer and electronic banking services increased $189,000 for the first six months of 2016 compared to the same period in 2015 resulting from data service speed improvements and electronic banking security enhancements related to the implementation of EMV (Europay, MasterCard and Visa) technology.

Income Tax Provision. The provision for income taxes increased $368,000 and $683,000 for the three and six months ended June 30, 2016, compared to the same periods in 2015. The effective tax rate for the three months ended June 30, 2016 was 33.0% and 32.5%, respectively. The effective tax rate for the first half of 2016 and 2015 was 33.0% and 32.5%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $74.5 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $188.1 million at June 30, 2016. In addition, at June 30, 2016, the Bank had the ability to borrow an additional $53.5 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $207.9 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the six months ended June 30, 2016, the Bank originated $86.4 million of loans and purchased $24.4 million of securities and $11.9 million of loans. For the year ended December 31, 2015, the Bank originated $266.5 million of loans and purchased $45.4 million of securities and $113.2 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $59.4 million for the six months ended June 30, 2016. FHLB advances decreased $26.7 million during the six months ended June 30, 2016 and increased $86.3 million during the year ended December 31, 2015. The decrease in borrowings for the six months ended June 30, 2016 resulted from the net repayments of FHLB advances. Certificates of deposit due within one year of June 30, 2016 totaled $220.9 million, or 19.8% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company repurchased 3,230 shares of the Company's common stock at a cost of $37,000 during the first six months of 2016 and 628,530 shares of the Company’s common stock at a cost of $7.5 million during the year ended December 31, 2015. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2015 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may continue to repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to SI Financial Group in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At June 30, 2016, SI Financial Group had cash and cash equivalents of $2.5 million and available for sale securities of $5.1 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2015. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2015 and June 30, 2016.

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

Financial instruments whose contract amounts represent credit risk at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$26,153	$7,531
Undisbursed construction loans	16,349	28,939
Undisbursed home equity lines of credit	51,417	46,819
Undisbursed commercial lines of credit	55,557	47,354
Overdraft protection lines	1,301	1,262
Standby letters of credit	173	173
Total commitments	$150,950	$132,078

Future loan commitments at June 30, 2016 and December 31, 2015 included fixed-rate loan commitments of $15.9 million and $5.3 million, respectively, at interest rates ranging from 2.75% to 5.00% and 2.88% to 5.75%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At June 30, 2016, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $955,000.

For the six months ended June 30, 2016, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2015 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2016.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(3.18)%	(3.95)%
200 basis point increase in rates	2.39	2.32
300 basis point increase in rates	2.79	2.34

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) if rates decreased 100 basis points in the 12- and 24-month periods. Conversely, net interest income would be positively impacted in the 12- and 24-month periods if rates increased 200 or 300 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB advances to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Except as disclosed below, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially and adversely affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The FASB has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended June 30, 2016 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2016	898	$4.57	—	—
May 1 - 31, 2016	—	—	—	—
June 1 - 30, 2016	—	—	—	—
Total	898	$4.57	—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	August 8, 2016	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	August 8, 2016	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)