Form 10-Q
period 2016-09-30
SI Financial Group, Inc.
filed 2016-11-09
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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
Yes ☐    No  ☒

As of November 4, 2016, there were 12,210,104 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	September 30, 2016	December 31, 2015
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,924	$14,373
Interest-bearing	48,433	26,405
Total cash and cash equivalents	63,357	40,778

Available for sale securities, at fair value	170,691	175,132
Loans held for sale	698	1,804
Loans receivable (net of allowance for loan losses of $11,471 at September 30, 2016 and $9,863 at December 31, 2015)	1,206,532	1,165,372
Federal Home Loan Bank stock, at cost	12,370	12,874
Federal Reserve Bank stock, at cost	3,624	3,621
Bank-owned life insurance	21,136	21,924
Premises and equipment, net	20,409	21,188
Goodwill and other intangibles	17,644	18,096
Accrued interest receivable	4,109	4,283
Deferred tax asset, net	8,554	8,961
Other real estate owned, net	1,397	1,088
Other assets	7,555	6,713
Total assets	$1,538,076	$1,481,834

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$178,968	$163,893
Interest-bearing	957,976	894,124
Total deposits	1,136,944	1,058,017

Mortgagors' and investors' escrow accounts	2,178	3,508
Federal Home Loan Bank advances	208,588	234,595
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	22,293	23,136
Total liabilities	1,378,251	1,327,504

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,216,033 and 12,218,818 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	122	122
Additional paid-in-capital	125,433	124,997
Unallocated common shares held by ESOP	(3,288)	(3,648)
Unearned restricted shares	(434)	(815)
Retained earnings	37,233	33,864
Accumulated other comprehensive income (loss)	759	(190)
Total shareholders' equity	159,825	154,330
Total liabilities and shareholders' equity	$1,538,076	$1,481,834

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans, including fees	$11,579	$11,278	$34,656	$32,823
Securities:
Taxable interest	855	766	2,601	2,253
Tax-exempt interest	14	14	42	63
Dividends	171	140	504	281
Other	84	19	217	57
Total interest and dividend income	12,703	12,217	38,020	35,477

Interest expense:
Deposits	1,703	1,403	4,907	4,150
Federal Home Loan Bank advances	790	846	2,480	2,124
Subordinated debt and other borrowings	48	84	141	251
Total interest expense	2,541	2,333	7,528	6,525

Net interest income	10,162	9,884	30,492	28,952

Provision for loan losses	880	1,017	1,773	1,712

Net interest income after provision for loan losses	9,282	8,867	28,719	27,240

Noninterest income:
Service fees	1,585	1,699	4,798	5,039
Wealth management fees	296	303	897	916
Increase in cash surrender value of bank-owned life insurance	136	146	413	449
Net gain on sales of securities	55	14	55	146
Mortgage banking	503	139	1,172	416
Net gain (loss) on fair value of derivatives	33	(7)	48	(22)
Net loss on disposal of equipment	(56)	(17)	(92)	(37)
Other	101	469	650	786
Total noninterest income	2,653	2,746	7,941	7,693

Noninterest expenses:
Salaries and employee benefits	4,992	4,986	14,813	15,059
Occupancy and equipment	1,670	1,816	5,116	5,660
Computer and electronic banking services	1,367	1,413	4,311	4,168
Outside professional services	403	436	1,417	1,410
Marketing and advertising	92	259	543	779
Supplies	130	149	419	441
FDIC deposit insurance and regulatory assessments	263	255	788	748
Core deposit intangible amortization	151	150	452	451
Other real estate owned operations	54	160	179	444
Other	490	521	1,420	1,452
Total noninterest expenses	9,612	10,145	29,458	30,612

Income before income tax provision	2,323	1,468	7,202	4,321
Income tax provision	767	494	2,377	1,421
Net income	$1,556	$974	$4,825	$2,900

Earnings per share:
Basic	$0.13	$0.08	$0.41	$0.24
Diluted	$0.13	$0.08	$0.41	$0.24

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,556	$974	$4,825	$2,900
Other comprehensive income, net of tax:
Available for sale securities:
Net unrealized holding gains (losses)	(371)	411	985	633
Reclassification adjustment for gains recognized in net income (1)	(36)	(9)	(36)	(96)
Net unrealized holding gains (losses) on available for sale securities	(407)	402	949	537
Net unrealized gain on interest-rate swap derivative	—	29	—	81
Other comprehensive income (loss)	(407)	431	949	618
Comprehensive income	$1,149	$1,405	$5,774	$3,518

(1) Amounts are included in net gain on sales of securities in noninterest income on the consolidated statements of income. Income tax provision associated with the reclassification adjustment for both the three and nine months ended September 30, 2016 was $19,000 and for the three and nine months ended September 30, 2015 was $5,000 and $50,000, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2015	12,218,818	$122	$124,997	$(3,648)	$(815)	$33,864	$(190)	$154,330
Comprehensive income	—	—	—	—	—	4,825	949	5,774
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(1,417)	—	(1,417)
Equity incentive plans compensation	—	—	307	—	381	—	—	688
Allocation of 36,477 ESOP shares	—	—	138	360	—	—	—	498
Tax benefit from share-based compensation	—	—	14	—	—	—	—	14
Stock options exercised	5,092	—	37	—	—	—	—	37
Common shares repurchased	(7,877)	—	(60)	—	—	(39)	—	(99)
Balance at September 30, 2016	12,216,033	$122	$125,433	$(3,288)	$(434)	$37,233	$759	$159,825

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,825	$2,900
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,773	1,712
Employee stock ownership plan expense	498	425
Equity incentive plan expense	688	683
Excess tax benefit from share-based compensation	(14)	(5)
Amortization of investment premiums and discounts, net	614	851
Amortization of loan premiums and discounts, net	1,041	1,457
Depreciation and amortization of premises and equipment	1,814	2,036
Amortization of core deposit intangible	452	451
Amortization of deferred debt issue costs	—	16
Net gain on sales of securities	(55)	(146)
Net (gain) loss on fair value of derivatives	(48)	22
Deferred income tax (benefit) provision	(82)	53
Loans originated for sale	(33,512)	(18,807)
Proceeds from sale of loans held for sale	35,144	19,524
Net gain on sales of loans held for sale	(958)	(234)
Net loss on disposal of equipment	92	37
Net (gain) loss on sales or write-downs of other real estate owned	(1)	201
Increase in cash surrender value of bank-owned life insurance	(413)	(449)
Change in operating assets and liabilities:
Accrued interest receivable	174	(377)
Other assets	(410)	727
Accrued expenses and other liabilities	(781)	33
Net cash provided by operating activities	10,841	11,110

Cash flows from investing activities:
Purchases of available for sale securities	(29,493)	(35,450)
Proceeds from sales of available for sale securities	8,014	9,703
Proceeds from maturities of and principal repayments on available for sale securities	26,799	22,719
Purchases of Federal Home Loan Bank stock	—	(2,088)
Purchases of Federal Reserve Bank stock	(3)	(3,621)
Redemption of Federal Home Loan Bank stock	504	—
Loan principal originations, net	(11,155)	(4,996)
Purchases of loans	(33,660)	(96,640)
Proceeds from sales of other real estate owned	533	62
Purchases of premises and equipment	(1,127)	(2,031)
Proceeds from bank-owned life insurance	1,201	—
Net cash used in investing activities	(38,387)	(112,342)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	78,927	32,417
Net decrease in mortgagors' and investors' escrow accounts	(1,330)	(1,654)
Proceeds from Federal Home Loan Bank advances	24,000	120,478
Repayments of Federal Home Loan Bank advances	(50,007)	(44,312)
Excess tax benefit from share-based compensation	14	5
Cash dividends on common stock	(1,417)	(1,444)
Stock options exercised	37	708
Common shares repurchased	(99)	(7,655)
Net cash provided by financing activities	50,125	98,543

Net change in cash and cash equivalents	22,579	(2,689)
Cash and cash equivalents at beginning of period	40,778	39,251
Cash and cash equivalents at end of period	$63,357	$36,562

Supplemental cash flow information:
Interest paid	$7,559	$6,490
Income taxes paid, net	2,284	989
Transfer of loans to other real estate owned	841	333
Stock options exercised by net-share settlement	—	2,563

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016 or for any other period.

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
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic and real estate market conditions, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, historical loan loss experience, the amount and trends of nonperforming loans, delinquencies, classified assets and loan charge-offs and evaluations of loans and other relevant factors.

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

The qualitative factors are determined based on the following various risk characteristics for each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

•
Residential – One to Four Family – The Bank primarily originates conventional loans with loan-to-value ratios less than 95% and generally originates loans with loan-to-value ratios in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality of this segment.

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
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

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
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

received, and may be recorded as a reduction to principal if the collectibility of the principal balance of the loan is unlikely.

Loan origination fees, direct loan origination costs and loan purchase premiums are deferred, and the net amount is recognized as an adjustment of the related loan's yield utilizing the interest method over the contractual life of the loan. In addition, discounts related to fair value adjustments for loans receivable acquired in a business combination or asset purchase are accreted into earnings over the contractual term as an adjustment of the related loan's yield. The Company periodically evaluates the cash flows expected to be collected for loans acquired with deteriorated credit quality. Changes in the expected cash flows compared to the expected cash flows as of the date of acquisition may impact the accretable yield or result in a charge to the provision for loan losses to the extent of a shortfall.

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

Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs - In April 2015, FASB issued guidance simplifying the presentation of debt issuance costs. The amended guidance requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance was applied on a retrospective basis and effective for fiscal years, and interim periods within those years, that began after December 15, 2015. The adoption of the amended guidance on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

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
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

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
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230): In August 2016, the FASB issued guidance to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. The update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 157,391 and 153,391 for the three and nine months ended September 30, 2016, respectively, and 321,793 and 342,819 for the three and nine months ended September 30, 2015, respectively.

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$1,556	$974	$4,825	$2,900

Weighted average common shares outstanding:
Basic	11,815,313	11,793,218	11,802,574	12,036,573
Effect of dilutive stock options	53,334	21,713	57,369	28,485
Diluted	11,868,647	11,814,931	11,859,943	12,065,058

Earnings per share:
Basic	$0.13	$0.08	$0.41	$0.24
Diluted	$0.13	$0.08	$0.41	$0.24

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

NOTE 3.  SECURITIES

Available for Sale Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$66,367	$531	$(582)	$66,316
Government-sponsored enterprises	11,282	296	—	11,578
Mortgage-backed securities:(1)
Agency - residential	85,482	1,044	(221)	86,305
Non-agency - residential	100	—	(5)	95
Corporate debt securities	1,000	—	—	1,000
Collateralized debt obligation	1,158	—	(8)	1,150
Obligations of state and political subdivisions	1,000	—	—	1,000
Tax-exempt securities	3,152	95	—	3,247
Total available for sale securities	$169,541	$1,966	$(816)	$170,691

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

The amortized cost and fair value of debt securities by contractual maturities at September 30, 2016 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities ("MBS") are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$2,497	$2,507
After 1 but within 5 years	31,319	31,667
After 5 but within 10 years	8,563	8,618
After 10 years	41,580	41,499
	83,959	84,291
Mortgage-backed securities	85,582	86,400
Total debt securities	$169,541	$170,691

The following is a summary of realized gains and losses on the sales of securities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Gross gains on sales	$55	$14	$55	$169
Gross losses on sales	—	—	—	(23)
Net gain on sales of securities	$55	$14	$55	$146

Proceeds from the sale of available for sale securities were $8.0 million for both the three and nine months ended September 30, 2016, respectively, and $0 and $9.7 million for the three and nine months ended September 30, 2015, respectively.

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$10,731	$96	$20,476	$486	$31,207	$582
Mortgage-backed securities:
Agency - residential	29,660	77	10,511	144	40,171	221
Non-agency - residential	—	—	95	5	95	5
Collateralized debt obligation	—	—	1,150	8	1,150	8
Total	$40,391	$173	$32,232	$643	$72,623	$816

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$9,374	$36	$18,715	$352	$28,089	$388
Government-sponsored enterprises	8,454	5	—	—	8,454	5
Mortgage-backed securities:
Agency - residential	21,956	129	27,210	833	49,166	962
Non-agency - residential	—	—	112	4	112	4
Collateralized debt obligation	—	—	1,146	10	1,146	10
Tax-exempt securities	582	1	—	—	582	1
Total	$40,366	$171	$47,183	$1,199	$87,549	$1,370

At September 30, 2016, 36 debt securities with gross unrealized losses had aggregate depreciation of 1.10% of the Company’s amortized cost basis. The unrealized losses are primarily related to the Company’s U.S. Government and agency obligations and agency mortgage-backed securities. There were no investments deemed other-than-temporarily impaired for the three and nine months ended September 30, 2016 and 2015. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at September 30, 2016.

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

Mortgage-backed Securities - Non-agency - Residential. The unrealized losses on the Company's non-agency-residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit loss was identified.

Collateralized Debt Obligation. The unrealized loss on the Company's collateralized debt obligation relates to one investment in a pooled trust preferred security ("PTPS") which management does not believe will suffer from any credit-related losses, based on its senior credit profile. The unrealized loss on this security is caused by the low interest rate environment as this security reprices quarterly to the three-month LIBOR and market spreads on similar newly issued securities have increased.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$408,271	$417,458
Multi-family and commercial	414,516	385,341
Construction	36,276	21,786
Total real estate loans	859,063	824,585

Commercial business loans:
SBA and USDA guaranteed	124,857	145,238
Time share	45,465	55,192
Condominium association	22,556	21,986
Medical loans	24,918	23,445
Other	82,851	45,588
Total commercial business loans	300,647	291,449

Consumer loans:
Home equity	53,852	53,779
Indirect automobile	714	1,741
Other	1,716	1,946
Total consumer loans	56,282	57,466

Total loans	1,215,992	1,173,500

Deferred loan origination costs, net of fees	2,011	1,735
Allowance for loan losses	(11,471)	(9,863)
Loans receivable, net	$1,206,532	$1,165,372

The Company purchased commercial business loans totaling $33.7 million during the nine months ended September 30, 2016. For the twelve months ended December 31, 2015, the Company purchased commercial business loans totaling $113.2 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 are as follows:

Three Months Ended September 30, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,026	$5,420	$798	$2,693	$706	$10,643
Provision for loan losses	106	183	141	442	8	880
Loans charged-off	(38)	(22)	—	—	(4)	(64)
Recoveries of loans previously charged-off	—	1	—	10	1	12
Balance at end of period	$1,094	$5,582	$939	$3,145	$711	$11,471

Nine Months Ended September 30, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,036	$5,033	$516	$2,625	$653	$9,863
Provision for loan losses	150	485	423	534	181	1,773
Loans charged-off	(120)	(46)	—	(68)	(124)	(358)
Recoveries of loans previously charged-off	28	110	—	54	1	193
Balance at end of period	$1,094	$5,582	$939	$3,145	$711	$11,471

Three Months Ended September 30, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$986	$3,766	$434	$2,618	$633	$8,437
Provision (credit) for loan losses	30	666	(7)	322	6	1,017
Loans charged-off	—	(136)	—	(140)	—	(276)
Recoveries of loans previously charged-off	41	22	—	5	—	68
Balance at end of period	$1,057	$4,318	$427	$2,805	$639	$9,246

Nine Months Ended September 30, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$955	$3,607	$254	$2,382	$599	$7,797
Provision for loan losses	74	843	173	582	40	1,712
Loans charged-off	(46)	(156)	—	(165)	—	(367)
Recoveries of loans previously charged-off	74	24	—	6	—	104
Balance at end of period	$1,057	$4,318	$427	$2,805	$639	$9,246

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

Further information pertaining to the allowance for loan losses at September 30, 2016 and December 31, 2015 is as follows:

September 30, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$306	$256	$—	$—	$52	$614
Allowance for loans individually or collectively evaluated and not deemed to be impaired	788	5,326	939	3,145	659	10,857
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,094	$5,582	$939	$3,145	$711	$11,471

Loans individually evaluated and deemed to be impaired	$6,331	$7,279	$—	$1,035	$473	$15,118
Loans individually or collectively evaluated and not deemed to be impaired	401,544	404,272	36,276	299,612	55,809	1,197,513
Amount of loans acquired with deteriorated credit quality	396	2,965	—	—	—	3,361
Total loans	$408,271	$414,516	$36,276	$300,647	$56,282	$1,215,992

December 31, 2015	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$303	$35	$—	$—	$—	$338
Allowance for loans individually or collectively evaluated and not deemed to be impaired	733	4,998	516	2,625	653	9,525
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,036	$5,033	$516	$2,625	$653	$9,863

Loans individually evaluated and deemed to be impaired	$6,354	$3,750	$—	$356	$158	$10,618
Loans individually or collectively evaluated and not deemed to be impaired	410,699	377,503	21,786	291,093	57,308	1,158,389
Amount of loans acquired with deteriorated credit quality	405	4,088	—	—	—	4,493
Total loans	$417,458	$385,341	$21,786	$291,449	$57,466	$1,173,500

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

Past Due Loans
The following represents an aging of loans at September 30, 2016 and December 31, 2015:

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$307	$1,441	$1,688	$3,436	$404,835	$408,271	$—
Multi-family and commercial	1,256	204	233	1,693	412,823	414,516	—
Construction	—	—	—	—	36,276	36,276	—
Commercial Business:
SBA and USDA guaranteed	—	—	—	—	124,857	124,857	—
Time share	—	—	—	—	45,465	45,465	—
Condominium association	—	—	—	—	22,556	22,556	—
Medical loans	—	—	—	—	24,918	24,918	—
Other	394	337	925	1,656	81,195	82,851	—
Consumer:
Home equity	54	—	179	233	53,619	53,852	—
Indirect automobile	11	—	—	11	703	714	—
Other	1	—	—	1	1,715	1,716	—
Total	$2,023	$1,982	$3,025	$7,030	$1,208,962	$1,215,992	$—

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,906	$1,054	$1,283	$8,243	$409,215	$417,458	$—
Multi-family and commercial	5,930	203	1,061	7,194	378,147	385,341	—
Construction	—	—	—	—	21,786	21,786	—
Commercial Business:
SBA and USDA guaranteed	—	—	—	—	145,238	145,238	—
Time share	—	—	—	—	55,192	55,192	—
Condominium association	—	—	—	—	21,986	21,986	—
Medical loans	—	—	—	—	23,445	23,445	—
Other	45	22	339	406	45,182	45,588	—
Consumer:
Home equity	130	—	121	251	53,528	53,779	—
Indirect automobile	31	—	—	31	1,710	1,741	—
Other	1	3	25	29	1,917	1,946	—
Total	$12,043	$1,282	$2,829	$16,154	$1,157,346	$1,173,500	$—

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at September 30, 2016 and December 31, 2015:

	Impaired Loans(1)
September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,437	$3,490	$—	$2,585
Multi-family and commercial	5,989	6,186	—	1,531
Commercial business - Other	1,035	1,035	—	925
Consumer:
Home equity	193	193	—	194
Total impaired loans without valuation allowance	10,654	10,904	—	5,235

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,894	2,928	306	706
Multi-family and commercial	3,813	3,813	256	175
Consumer - Home equity	280	378	52	179
Total impaired loans with valuation allowance	6,987	7,119	614	1,060
Total impaired loans	$17,641	$18,023	$614	$6,295

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At September 30, 2016 and December 31, 2015, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are advanced to those borrowers whose loans are deemed impaired without prior approval of the Loan Committee or the Board of Directors.

Additional information related to impaired loans is as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,042	$32	$—	$6,039	$83	$—
Multi-family and commercial	9,866	116	13	8,555	264	13
Commercial business - Other	1,023	6	4	688	6	4
Consumer - Home equity	444	1	—	321	3	1
Total	$17,375	$155	$17	$15,603	$356	$18

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,874	$32	$6	$5,726	$84	$7
Multi-family and commercial	6,222	72	3	6,071	219	3
Commercial business - Other	1,182	7	6	1,070	15	6
Consumer - Home equity	81	—	—	52	—	—
Total	$13,359	$111	$15	$12,919	$318	$16

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
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

The following tables present the Company’s loans by risk rating at September 30, 2016 and December 31, 2015:

September 30, 2016	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$398,779	$1,948	$7,544	$—	$—	$408,271
Multi-family and commercial	—	383,228	15,916	15,372	—	—	414,516
Construction	—	36,276	—	—	—	—	36,276
Total real estate loans	—	818,283	17,864	22,916	—	—	859,063

Commercial Business:
SBA and USDA guaranteed	124,857	—	—	—	—	—	124,857
Time share	—	45,465	—	—	—	—	45,465
Condominium association	—	22,556	—	—	—	—	22,556
Medical loans	—	24,918	—	—	—	—	24,918
Other	—	76,503	3,569	2,779	—	—	82,851
Total commercial business loans	124,857	169,442	3,569	2,779	—	—	300,647

Consumer:
Home equity	—	53,284	49	519	—	—	53,852
Indirect automobile	—	714	—	—	—	—	714
Other	—	1,716	—	—	—	—	1,716
Total consumer loans	—	55,714	49	519	—	—	56,282
Total loans	$124,857	$1,043,439	$21,482	$26,214	$—	$—	$1,215,992

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

December 31, 2015	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$409,331	$2,001	$6,126	$—	$—	$417,458
Multi-family and commercial	—	356,921	14,187	14,233	—	—	385,341
Construction	—	21,786	—	—	—	—	21,786
Total real estate loans	—	788,038	16,188	20,359	—	—	824,585

Commercial Business:
SBA and USDA guaranteed	145,238	—	—	—	—	—	145,238
Time share	—	55,192	—	—	—	—	55,192
Condominium association	—	21,986	—	—	—	—	21,986
Medical loans	—	23,445	—	—	—	—	23,445
Other	—	42,760	1,534	1,294	—	—	45,588
Total commercial business loans	145,238	143,383	1,534	1,294	—	—	291,449

Consumer:
Home equity	—	53,487	63	229	—	—	53,779
Indirect automobile	—	1,741	—	—	—	—	1,741
Other	—	1,946	—	—	—	—	1,946
Total consumer loans	—	57,174	63	229	—	—	57,466
Total loans	$145,238	$988,595	$17,785	$21,882	$—	$—	$1,173,500

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

The following tables provide information on loans modified as TDRs during the three and nine months ended September 30, 2016 and 2015. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended September 30,
	2016			2015
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	2	$379	$21	3	$502	$33
Multi-family and commercial	—	—	235	4	1,035	—
Commercial business - other	1	95	—	2	118	—
Total	3	$474	$256	9	$1,655	$33

	Nine Months Ended September 30,
	2016			2015
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	4	$764	$21	3	$502	$33
Multi-family and commercial	4	4,127	235	4	1,035	—
Commercial business - other	3	777	—	2	118	—
Total	11	$5,668	$256	9	$1,655	$33

The following table provides the recorded investment, by type of modification, during the three and nine months ended September 30, 2016 and 2015 for modified loans identified as TDRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Interest rate adjustments	$275	$559	$275	$559
Principal deferrals	104	115	190	115
Combination of rate and payment (1)	—	146	—	146
Combination of rate and maturity (2)	—	—	3,201	—
Maturity only	95	835	2,002	835
Total	$474	$1,655	$5,668	$1,655

(1) Terms include combination of interest rate adjustments and interest-only payment with deferral of principal.
(2) Terms include combination of interest rate adjustments and extensions of maturity.

During the three and nine months ended September 30, 2016, there were two commercial loans totaling $682,000 that were modified as TDRs that were in payment default (defined as 90 days or more past due) within twelve months of restructure. There were no TDRs in payment default within twelve months of restructure for the three and nine months ended September 30, 2015.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

As of September 30, 2016, the Company held $1.5 million in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of September 30, 2016 and December 31, 2015.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2015	$5,076	$4,493	$583	$121	$4,372
Additions	—	42	(42)	42	—
Collections	(679)	(666)	(13)	(27)	(639)
Dispositions	(567)	(508)	(59)	—	(508)
Balance at September 30, 2016	$3,830	$3,361	$469	$136	$3,225

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,609	13,583
Leasehold improvements	10,728	10,717
Furniture and equipment	12,392	12,905
Construction in process	577	30
	42,052	41,981
Accumulated depreciation and amortization	(21,643)	(20,793)
Premises and equipment, net	$20,409	$21,188

At both September 30, 2016 and December 31, 2015, construction in process related to the relocation of a branch and a project to redesign the traffic flow at another branch. At September 30, 2016, the Company had outstanding commitments related to the construction of a new branch location totaling $1.3 million.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

Components of other comprehensive income and related tax effects are as follows:

	Nine Months Ended September 30, 2016
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$1,493	$(508)	$985
Reclassification adjustment for gains recognized in net income	(55)	19	(36)
Unrealized holding gains on available for sale securities, net of taxes	1,438	(489)	949
Other comprehensive income	$1,438	$(489)	$949

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	September 30, 2016
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized gains on available for sale securities	$1,150	$(391)	$759
Accumulated other comprehensive income	$1,150	$(391)	$759

	December 31, 2015
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(288)	$98	$(190)
Accumulated other comprehensive loss	$(288)	$98	$(190)

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

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At September 30, 2016, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. To be “well capitalized,” the Company and the Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%,

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

6.5%, 8.0% and 10.0%, respectively. Management believes no conditions or events have occurred since September 30, 2016 that would materially adversely change the Company’s and the Bank’s capital classifications.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 Capital to Average Assets:
Company	$152,462	10.11%	$60,320	4.00%	$75,400	5.00%
Bank	140,231	9.35	59,967	4.00	74,959	5.00
Tier 1 Capital to Risk Weighted Assets:
Company	152,462	15.49	65,203	6.63	78,736	8.00
Bank	140,231	14.29	65,033	6.63	78,530	8.00
Total Capital to Risk Weighted Assets:
Company	164,398	16.70	84,887	8.63	98,420	10.00
Bank	152,167	15.50	84,665	8.63	98,163	10.00
Common Equity Tier 1 Capital:
Company	144,462	14.68	50,440	5.13	63,973	6.50
Bank	140,231	14.29	50,308	5.13	63,806	6.50

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 Capital to Average Assets:
Company	$140,862	9.73%	$57,896	4.00%	$72,370	5.00%
Bank	134,992	9.38	57,550	4.00	71,937	5.00
Tier 1 Capital to Risk Weighted Assets:
Company	140,862	14.86	56,861	6.00	75,814	8.00
Bank	134,992	14.27	56,773	6.00	75,698	8.00
Total Capital to Risk Weighted Assets:
Company	151,327	15.97	75,814	8.00	94,768	10.00
Bank	145,457	15.37	75,698	8.00	94,622	10.00
Common Equity Tier 1 Capital:
Company	140,862	14.86	42,645	4.50	61,599	6.50
Bank	134,992	14.27	42,580	4.50	61,504	6.50

Effective January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital. The capital conservation buffer increases the three risk-based capital ratios by 0.625% each year through 2019, at which point, the minimum common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively. Also, certain new deductions from, and adjustments to, regulatory capital will be phased in over several years. As of September 30, 2016, the Company and the Bank complied with the capital conservation buffer requirement.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

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
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

•
Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2016.

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$21,213	$45,103	$—	$66,316
Government-sponsored enterprises	—	11,578	—	11,578
Mortgage-backed securities	—	86,400	—	86,400
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,150	1,150
Obligations of state and political subdivisions	—	1,000	—	1,000
Tax-exempt securities	—	3,247	—	3,247
Forward loan sale commitments and derivative loan commitments	—	—	227	227
Total assets	$21,213	$148,328	$1,377	$170,918

Liabilities:
Interest rate swap agreement	$—	$16	$—	$16
Total liabilities	$—	$16	$—	$16

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$25,045	$45,951	$—	$70,996
Government-sponsored enterprises	—	25,403	—	25,403
Mortgage-backed securities	—	72,078	—	72,078
Corporate debt securities	—	1,000	—	1,000
Collateralized debt obligation	—	—	1,146	1,146
Obligations of state and political subdivisions	—	1,271	—	1,271
Tax-exempt securities	—	3,238	—	3,238
Forward loan sale commitments and derivative loan commitments	—	—	71	71
Total assets	$25,045	$148,941	$1,217	$175,203

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$1	$1
Interest rate swap agreement	—	64	—	64
Total liabilities	$—	$64	$1	$65

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2015	$1,146	$70
Total realized gains included in net income	—	157
Total unrealized gains included in other comprehensive income	4	—
Balance at September 30, 2016	$1,150	$227

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at September 30, 2016 and December 31, 2015. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015.

	At September 30, 2016			At December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$599	$—	$—	$588
Other real estate owned	—	—	1,397	—	—	1,088
Total assets	$—	$—	$1,996	$—	$—	$1,676

The following table summarizes losses (gains) resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Impaired loans	$21	$(20)	$239	$2
Other real estate owned	—	65	8	212
Total losses	$21	$45	$247	$214

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
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2016 and December 31, 2015. The estimated fair value amounts at September 30, 2016 and December 31, 2015 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of September 30, 2016 and December 31, 2015, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$63,357	$63,357	$—	$—	$63,357
Available for sale securities	170,691	21,213	148,328	1,150	170,691
Loans held for sale	698	—	—	737	737
Loans receivable, net	1,206,532	—	—	1,229,479	1,229,479
Federal Home Loan Bank stock	12,370	—	—	12,370	12,370
Federal Reserve Bank stock	3,624	—	—	3,624	3,624
Accrued interest receivable	4,109	—	—	4,109	4,109
Financial Liabilities:
Deposits	1,136,944	—	—	1,141,523	1,141,523
Mortgagors' and investors' escrow accounts	2,178	—	—	2,178	2,178
Federal Home Loan Bank advances	208,588	—	210,951	—	210,951
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,120	—	5,120
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	171	—	—	171	171
Forward loan sale commitments	56	—	—	56	56
Liabilities:
Interest rate swap agreement	16	—	16	—	16

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$40,778	$40,778	$—	$—	$40,778
Available for sale securities	175,132	25,045	148,941	1,146	175,132
Loans held for sale	1,804	—	—	1,825	1,825
Loans receivable, net	1,165,372	—	—	1,179,487	1,179,487
Federal Home Loan Bank stock	12,874	—	—	12,874	12,874
Federal Reserve Bank stock	3,621	—	—	3,621	3,621
Accrued interest receivable	4,283	—	—	4,283	4,283
Financial Liabilities:
Deposits	1,058,017	—	—	1,062,884	1,062,884
Mortgagors' and investors' escrow accounts	3,508	—	—	3,508	3,508
Federal Home Loan Bank advances	234,595	—	234,504	—	234,504
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,442	—	5,442
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	51	—	—	51	51
Forward loan sale commitments	20	—	—	20	20
Liabilities:
Forward loan sale commitments	1	—	—	1	1
Interest rate swap agreement	64	—	64	—	64

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

Interest Rate Swap Agreement - In 2012, management entered into an interest rate swap agreement that does not meet the strict hedge accounting requirements of FASB's "Derivatives and Hedging" standard to manage the Company's exposure to interest rate movements and other identified risks. At September 30, 2016 and

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

December 31, 2015, information pertaining to the Company's interest rate swap agreement not designated as a hedge was as follows:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Notional amount	$15,000	$15,000
Weighted average fixed pay rate	1.26%	1.26%
Weighted average variable receive rate	0.66%	0.32%
Weighted average maturity in years	0.3	1.0
Unrealized loss relating to interest rate swap	$16	$64

The Company reported a gain in fair value on the interest rate swap not designated as a hedge in noninterest income of $33,000 and $48,000 for the three and nine months ended September 30, 2016, respectively, and a loss in fair value of $7,000 and $22,000 for the three and nine months ended September 30, 2015, respectively.

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
SEPTEMBER 30, 2016 AND 2015 AND DECEMBER 31, 2015

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at September 30, 2016 and December 31, 2015.

		September 30, 2016		December 31, 2015
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	$15,000	$(16)	$15,000	$(64)
Derivative loan commitments	Other Assets	12,400	171	6,170	51
Forward loan sale commitments	Other Assets	3,202	56	3,656	19

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2016 and December 31, 2015 and the results of operations for the three and nine months ended September 30, 2016 and 2015. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Assets:
Summary. Assets increased $56.2 million, or 3.8%, to $1.54 billion at September 30, 2016, compared to $1.48 billion at December 31, 2015, principally due to increases of $41.2 million in net loans receivable and $22.6 million in cash and cash equivalents, offset by decreases of $4.4 million in available for sale securities and $1.1 million in loans held for sale. Securities decreased primarily as a result of the sale of U.S. government and agency obligations. Proceeds received from security sales were used to fund loan growth during 2016.

Loans Receivable, Net. Net loans increased $41.2 million primarily due to increases of $37.3 million, $29.2 million and $14.5 million in other commercial business loans, multi-family and commercial real estate loans and construction loans, respectively, offset by decreases of $20.4 million, $9.7 million and $9.2 million in SBA and USDA guaranteed loans, timeshare loans and residential real estate loans, respectively. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 33.6% of the total loan portfolio at September 30, 2016 and decreased $9.2 million to $408.3 million as compared to $417.5 million at December 31, 2015. Residential mortgage loan originations increased $7.3 million, or 10.1%, during the nine months ended September 30, 2016 over the comparable period in 2015 as a result of increased activity in the housing market.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 34.1% of total loans at September 30, 2016 and increased $29.2 million, or 7.6%, during the first nine months of 2016. Loan originations for multi-family and commercial real estate loans were $64.6 million, representing an increase of $6.5 million, for the nine months ended September 30, 2016 compared to the same period in 2015.

•
Construction. Construction loans, which include both residential and commercial construction loans, increased $14.5 million to $36.3 million for the first nine months of 2016 as a result of increased commercial construction volume.

•
Commercial Business. Commercial business loans represented 24.7% of total loans at September 30, 2016. Commercial business loans increased $9.2 million, or 3.2%, for the nine months ended September 30, 2016 primarily due to an increase of $37.3 million in other commercial business loans, offset by decreases of $20.4 million in SBA and USDA guaranteed loans and $9.7 million in time share loans. Commercial business loan originations increased $7.2 million as compared to the same period in 2015. At September 30, 2016, unfunded lines of credit related to time share lending totaled $29.1 million as a result of focused efforts within the time share industry.

•
Consumer. Consumer loans represented 4.6% of the Company’s total loan portfolio at September 30, 2016. Consumer loans decreased $1.2 million during the first nine months of 2016 primarily as a result of a decrease of $1.0 million in indirect automobile loans. Loan originations for consumer loans totaled $19.3 million, representing an increase of $1.5 million, for the first nine months of 2016 over the comparable period in 2015.

The allowance for loan losses totaled $11.5 million at September 30, 2016 compared to $9.9 million at December 31, 2015. The ratio of the allowance for loan losses to total loans increased to 0.94% at September 30, 2016 from 0.84% at December 31, 2015, primarily due to an increase in the commercial loan portfolio which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in the portfolio.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	September 30 2016	December 31, 2015
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,291	$3,894
Multi-family and commercial	1,706	2,167
Total real estate loans	4,997	6,061
Commercial business loans	925	339
Consumer loans:
Home equity	373	183
Total consumer loans	373	183
Total nonaccrual loans	6,295	6,583
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	6,295	6,583
Other real estate owned, net (2)	1,397	1,088
Total nonperforming assets	7,692	7,671
Accruing troubled debt restructurings	9,638	4,659
Total nonperforming assets and troubled debt restructurings	$17,330	$12,330

Allowance for loan losses as a percent of nonperforming loans	182.22%	149.83%
Total nonperforming loans to total loans	0.52%	0.56%
Total nonperforming loans to total assets	0.41%	0.44%
Total nonperforming assets and troubled debt restructurings to total assets	1.13%	0.83%

(1) Includes nonperforming TDRs totaling $1.6 million and $991,000 at September 30, 2016 and December 31, 2015, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The decrease in nonperforming loans was primarily due to decreases in nonperforming residential real estate loans of $603,000 and nonperforming multi-family and commercial real estate loans of $461,000. Nonperforming commercial business loans and home equity loans increased $586,000 and $190,000, respectively, during the nine months ended September 30, 2016.

Other real estate owned increased $309,000 to $1.4 million at September 30, 2016, due to the addition of five residential properties, offset by the sale of three residential properties and two commercial properties. At September 30, 2016, other real estate owned included four residential properties and one commercial property.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, maturity extensions, or a combination of these items. TDRs increased to $11.2 million at September 30, 2016, compared to $5.7 million at December 31, 2015. Of the TDRs, $9.6 million and $4.7 million were performing in accordance with their restructured terms at September 30, 2016 and December 31, 2015, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $50.7 million, or 3.8%, to $1.38 billion at September 30, 2016 compared to $1.33 billion at December 31, 2015. Deposits increased $78.9 million, or 7.5%, which included increases in certificates of deposit of $49.8 million, noninterest-bearing deposits of $15.1 million and NOW and money market accounts of $13.2 million. Deposit growth remained strong due to marketing and promotional initiatives and competitively-

priced deposit products. Borrowings decreased $26.0 million from $242.8 million at December 31, 2015 to $216.8 million at September 30, 2016, resulting from repayments of Federal Home Loan Bank advances with funds from excess deposits.

Equity:
Summary. Shareholders’ equity increased $5.5 million from $154.3 million at December 31, 2015 to $159.8 million at September 30, 2016. The increase in shareholders' equity was primarily attributable to net income of $4.8 million and an increase in net unrealized gains on available for sale securities aggregating $949,000 (net of taxes), partially offset by dividends declared of $1.4 million.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is comprised of the unrealized gains and losses on available for sale securities. The net unrealized gains on available for sale securities, net of taxes, totaled $759,000 at September 30, 2016 compared to net unrealized losses of $190,000 at December 31, 2015.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

General. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on the sale of securities, fees earned from mortgage banking activities, fees from deposits, trust and investment management services and other fees. The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, FDIC deposit insurance and regulatory assessments, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company reported net income of $1.6 million for the three months ended September 30, 2016 compared to $974,000 for the three months ended September 30, 2015. The Company reported net income of $4.8 million for the nine months ended September 30, 2016 compared to $2.9 million for the nine months ended September 30, 2015.

Interest and Dividend Income. Total interest and dividend income increased $486,000, or 4.0%, to $12.7 million for the quarter ended September 30, 2016, compared to the same period in 2015. The increase in interest and dividend income was primarily due to a higher average balance of total interest-earning assets versus the same period in 2015. Interest income on loans and securities reflect net amortization of $162,000 and $179,000 for the quarters ended September 30, 2016 and 2015, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the quarter ended September 30, 2016 decreased six basis points to 3.53% compared to 3.59% for the quarter ended September 30, 2015. The average balance of interest-earning assets increased $88.3 million to $1.44 billion during the third quarter of 2016, due to increases of $42.3 million in the average balance of other interest-earning assets, $34.7 million in the average balance of loans and $11.3 million in the average balance of securities, as compared to the same quarter in 2015.

Total interest and dividend income increased $2.5 million, or 7.2%, to $38.0 million for the nine months ended September 30, 2016, compared to the same period in 2015. The increase in interest and dividend income was primarily due to the higher average balance of total interest-earning assets versus the same period in 2015. Interest income on loans and securities reflect net amortization of $184,000 and $543,000 for the nine months ended September 30, 2016 and 2015, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the nine months ended September 30, 2016 decreased six basis points to 3.58% compared to 3.64% for the nine months ended September 30, 2015. The average balance of interest-earning assets increased $119.5 million to $1.42 billion during the nine months of 2016, due to increases of $75.0 million in the average balance of loans, $32.0 million in the average balance of other interest-earning assets and $12.5 million in the average balance of securities, as compared to the same quarter in 2015.

Interest Expense. For the quarter ended September 30, 2016, interest expense increased $208,000, or 8.9%, primarily resulting from a higher average rate paid and higher average balances of deposits compared to the same quarter in 2015. Higher interest expense on interest-bearing liabilities reflect net accretion of $119,000 and $184,000 for the three months ended September 30, 2016 and 2015, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $65.8 million to $954.5 million for the quarter ended September 30, 2016 and the average rate paid increased eight basis points to 0.71%, compared to the same period in 2015, primarily due to increases in the average balance of certificates of deposit. Increases in the average balance of certificates of deposit and savings accounts totaled $60.2 million and $4.6 million, respectively. The average balance of FHLB advances decreased $9.0 million for the three months ended September 30, 2016, and the average rate paid decreased three basis points to 1.55%. The average rate paid on subordinated debt decreased 172 basis points to 2.32%, compared to the same period in 2015, due to the maturity of a derivative financial instrument.

Interest expense increased $1.0 million, or 15.4%, for the nine months ended September 30, 2016 primarily as a result of the higher average balances of deposits and FHLB advances compared to the same period in 2015. Higher interest expense on interest-bearing liabilities reflect net accretion of $398,000 and $825,000 for the nine months ended September 30, 2016 and 2015, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $53.9 million to $939.6 million for the nine months ended September 30, 2016 and the average rate paid increased seven basis points to 0.70%, compared to the same period in 2015. Increases in the average balance of certificates of deposit and NOW and money market deposits totaled $47.0 million and $9.1 million, respectively, while the average balance of savings accounts decreased $2.7 million compared to the nine months ended September 30, 2015. The average balance of FHLB advances increased $37.2 million for the nine months ended September 30, 2016, while the average rate paid decreased six basis points to 1.54%. The average rate paid on subordinated debt decreased 179 basis points to 2.28%, compared to the same period in 2015 due to the maturity of a derivative financial instrument.

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

	At or For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest & Dividends	Average Yield/ Rate(8)	Average Balance	Interest & Dividends	Average Yield/ Rate(8)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,169,190	$11,638	3.96%	$1,134,506	$11,278	3.94%
Securities (3)	203,354	1,045	2.04	192,093	925	1.91
Other interest-earning assets	65,678	84	0.51	23,341	19	0.32
Total interest-earning assets	1,438,222	12,767	3.53	1,349,940	12,222	3.59

Noninterest-earning assets	84,374			92,527
Total assets	$1,522,596			$1,442,467

Interest-bearing liabilities:
Deposits:
Business checking	$856	—	—	$415	—	—
NOW and money market	474,736	129	0.11	474,092	128	0.11
Savings (4)	35,890	24	0.27	31,312	17	0.22
Certificates of deposit (5)	442,977	1,550	1.39	382,796	1,258	1.30
Total interest-bearing deposits	954,459	1,703	0.71	888,615	1,403	0.63

Federal Home Loan Bank advances	202,856	790	1.55	211,863	846	1.58
Subordinated debt	8,248	48	2.32	8,248	84	4.04
Total interest-bearing liabilities	1,165,563	2,541	0.87	1,108,726	2,333	0.83

Noninterest-bearing liabilities	196,305			180,140
Total liabilities	1,361,868			1,288,866

Total shareholders' equity	160,728			153,601

Total liabilities and shareholders' equity	$1,522,596			$1,442,467

Net interest-earning assets	$272,659			$241,214

Tax equivalent net interest income (3)		10,226			9,889

Tax equivalent interest rate spread (6)			2.66%			2.76%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.83%			2.91%

Average of interest-earning assets to average interest-bearing liabilities			123.39%			121.76%

Less tax equivalent adjustment (3)		(64)			(5)

Net interest income		$10,162			$9,884

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal loans and securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4) Includes mortgagors’ and investors’ escrow accounts.
(5) Includes brokered deposits.
(6) Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.
(8) Annualized.

	At or For the Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest & Dividends	Average Yield/ Rate(8)	Average Balance	Interest & Dividends	Average Yield/ Rate(8)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,168,433	$34,826	3.98%	$1,093,467	$32,823	4.01%
Securities (3)	200,204	3,162	2.11	187,748	2,618	1.86
Other interest-earning assets	56,124	217	0.52	24,082	57	0.32
Total interest-earning assets	1,424,761	38,205	3.58	1,305,297	35,498	3.64

Noninterest-earning assets	85,270			91,974
Total assets	$1,510,031			$1,397,271

Interest-bearing liabilities:
Deposits:
Business checking	$770	—	—	$325	—	—
NOW and money market	473,319	381	0.11	464,199	394	0.11
Savings (4)	36,340	72	0.26	39,035	52	0.18
Certificates of deposit (5)	429,140	4,454	1.39	382,140	3,704	1.30
Total interest-bearing deposits	939,569	4,907	0.70	885,699	4,150	0.63

Federal Home Loan Bank advances	214,423	2,480	1.54	177,196	2,124	1.60
Subordinated debt	8,248	141	2.28	8,248	251	4.07
Total interest-bearing liabilities	1,162,240	7,528	0.87	1,071,143	6,525	0.81

Noninterest-bearing liabilities	189,018			170,518
Total liabilities	1,351,258			1,241,661

Total shareholders' equity	158,773			155,610

Total liabilities and shareholders' equity	$1,510,031			$1,397,271

Net interest-earning assets	$262,521			$234,154

Tax equivalent net interest income (3)		30,677			28,973

Tax equivalent interest rate spread (6)			2.71%			2.83%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.88%			2.97%

Average of interest-earning assets to average interest-bearing liabilities			122.59%			121.86%

Less tax equivalent adjustment (3)		(185)			(21)

Net interest income		$30,492			$28,952

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal loans and securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

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

	Three Months Ended September 30, 2016 and 2015			Nine Months Ended September 30, 2016 and 2015
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$42	$318	$360	$(234)	$2,237	$2,003
Securities (3)	66	54	120	378	166	544
Other interest-earning assets	46	19	65	117	43	160
Total interest-earning assets	154	391	545	261	2,446	2,707
Interest-bearing liabilities:
Interest expense:
Deposits (4)	106	194	300	319	438	757
Federal Home Loan Bank advances	(21)	(35)	(56)	(78)	434	356
Subordinated debt	(36)	36	—	(110)	—	(110)
Total interest-bearing liabilities	49	195	244	131	872	1,003
Change in net interest income	$105	$196	$301	$130	$1,574	$1,704

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

Provision for Loan Losses. The provision for loan losses decreased $137,000 and increased $61,000 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. At September 30, 2016, nonperforming loans decreased to $6.3 million compared to $7.3 million at September 30, 2015, resulting from decreases in nonperforming multi-family and commercial real estate loans of $988,000 and nonperforming residential real estate loans of $129,000, offset by an increase in nonperforming commercial business loans of $111,000. Net loan charge-offs were $53,000 and $165,000 for the three and nine months ended September 30, 2016, respectively, consisting primarily of residential real estate and multi-family and commercial real estate loan charge-offs, compared to $208,000 and $263,000 for the three and nine months ended September 30, 2015, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,585	$1,699	$(114)	(6.7)%	$4,798	$5,039	$(241)	(4.8)%
Wealth management fees	296	303	(7)	(2.3)	897	916	(19)	(2.1)
Increase in cash surrender value of bank-owned life insurance	136	146	(10)	(6.8)	413	449	(36)	(8.0)
Net gain on sales of securities	55	14	41	292.9	55	146	(91)	(62.3)
Mortgage banking	503	139	364	261.9	1,172	416	756	181.7
Net gain (loss) on fair value of derivatives	33	(7)	40	(571.4)	48	(22)	70	(318.2)
Net loss on disposal of equipment	(56)	(17)	(39)	229.4	(92)	(37)	(55)	148.6
Other	101	469	(368)	(78.5)	650	786	(136)	(17.3)
Total noninterest income	$2,653	$2,746	$(93)	(3.4)%	$7,941	$7,693	$248	3.2%

Noninterest income decreased $93,000 to $2.7 million and increased $248,000 to $7.9 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Decreases in other noninterest income of $368,000 and $136,000 for the three and nine months ended September 30, 2016, respectively, was primarily a result of profit distributions from our investment in two small business investment companies during the same periods in 2015. Service fees decreased $114,000 and $241,000 for the three and nine months ended September 30, 2016, respectively, due to lower overdraft charges and interchange fees. Mortgage banking activities increased $364,000 and $756,000 for the three and nine months ended September 30, 2016, respectively, versus the comparable periods in 2015 as a result of increased volume of residential mortgage loan sales and gains on loans sold.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$4,992	$4,986	$6	0.1%	$14,813	$15,059	$(246)	(1.6)%
Occupancy and equipment	1,670	1,816	(146)	(8.0)	5,116	5,660	(544)	(9.6)
Computer and electronic banking services	1,367	1,413	(46)	(3.3)	4,311	4,168	143	3.4
Outside professional services	403	436	(33)	(7.6)	1,417	1,410	7	0.5
Marketing and advertising	92	259	(167)	(64.5)	543	779	(236)	(30.3)
Supplies	130	149	(19)	(12.8)	419	441	(22)	(5.0)
FDIC deposit insurance and regulatory assessments	263	255	8	3.1	788	748	40	5.3
Core deposit intangible amortization	151	150	1	0.7	452	451	1	0.2
Other real estate operations	54	160	(106)	(66.3)	179	444	(265)	(59.7)
Other	490	521	(31)	(6.0)	1,420	1,452	(32)	(2.2)
Total noninterest expenses	$9,612	$10,145	$(533)	(5.3)%	$29,458	$30,612	$(1,154)	(3.8)%

Noninterest expenses decreased $533,000 and $1.2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Marketing and advertising expenses decreased $167,000 and $236,000 for the three and nine months ended September 30, 2016, respectively, primarily as a result of a realignment of marketing initiatives with strategic goals of the Bank. A reduction in occupancy and equipment expenses of $146,000 and $544,000 for the three and nine months ended September 30, 2016, respectively, versus the comparable periods in 2015, was in large part a result of strategic plans to reduce branch infrastructure costs, the reconfiguration and optimization of our telephone and data services and lower snow removal expenditures. Costs related to other real estate operations decreased $106,000 and $265,000 for the three and nine months ended September 30, 2016, respectively. During the nine months of 2016 compared to the same period in 2015, salaries and employee benefits decreased by $246,000 due to lower deferred compensation and equity award compensation expense, partially offset by an increase of $143,000 in computer and electronic banking services due to data service speed improvements and electronic banking security enhancements related to the implementation of EMV (Europay, MasterCard and Visa) technology.

Income Tax Provision. The provision for income taxes increased $273,000 and $956,000 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The effective tax rate for the three months ended September 30, 2016 and 2015 was 33.0% and 33.7%, respectively. The effective tax rate for the nine months ended September 30, 2016 and 2015 was 33.0% and 32.9%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $63.4 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $170.7 million at September 30, 2016. In addition, at September 30, 2016, the Bank had the ability to borrow an additional $57.0 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $208.6 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the nine months ended September 30, 2016, the Bank originated $191.1 million of loans and purchased $29.5 million of securities and $33.7 million of loans. For the year ended December 31, 2015, the Bank originated $266.5 million of loans and purchased $45.4 million of securities and $113.2 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $77.6 million for the nine months ended September 30, 2016. FHLB advances decreased $26.0 million during the nine months ended September 30, 2016 and increased $86.3 million during the year ended December 31, 2015. The decrease in borrowings for the nine months ended September 30, 2016 resulted from the net repayments of FHLB advances with excess deposits. Certificates of deposit due within one year of September 30, 2016 totaled $208.5 million, or 18.3% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company repurchased 7,877 shares of the Company's common stock at a cost of $99,000 during the first nine months of 2016 and 628,530 shares of the Company’s common stock at a cost of $7.5 million during the year ended December 31, 2015. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2015 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may repurchase shares of its common stock in the future. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to SI Financial Group in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. SI Financial Group believes that such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At September 30, 2016, SI Financial Group had cash and cash equivalents of $2.3 million and available for sale securities of $5.1 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2015. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2015 and September 30, 2016.

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

Financial instruments whose contract amounts represent credit risk at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$14,946	$7,531
Undisbursed construction loans	12,347	28,939
Undisbursed home equity lines of credit	51,400	46,819
Undisbursed commercial lines of credit	57,871	47,354
Overdraft protection lines	1,296	1,262
Standby letters of credit	133	173
Total commitments	$137,993	$132,078

Future loan commitments at September 30, 2016 and December 31, 2015 included fixed-rate loan commitments of $7.7 million and $5.3 million, respectively, at interest rates ranging from 2.63% to 5.85% and 2.88% to 5.75%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At September 30, 2016, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $813,000.

For the nine months ended September 30, 2016, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2015 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2016.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(2.97)%	(4.22)%
200 basis point increase in rates	0.25	0.71
300 basis point increase in rates	(0.24)	0.08

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) if rates decreased 100 basis points in the 12- and 24-month periods or increased 300 basis points in the 12-month period. Conversely, net interest income would be positively impacted in the 12-month period if rates increased 200 basis points or in the 24-month period if rates increased 200 or 300 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, restructuring FHLB advances to current lower market interest rates while extending their duration and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and the Annual Report on Form 10-K for the year ended December 31, 2015, which could materially and adversely affect the Company’s business, financial condition or future results.  The risks described in the Company’s Quarterly Report on Form 10-Q and Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended September 30, 2016 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2016	—	$—	—	—
August 1 - 31, 2016	—	—	—	—
September 1 - 30, 2016	4,647	13.21	—	—
Total	4,647	$13.21	—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	November 9, 2016	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	November 9, 2016	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)