Form 10-K
period 2016-12-31
SI Financial Group, Inc.
filed 2017-03-15
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

o	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

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

Large Accelerated Filer  ☐ Accelerated Filer  ☒
Non-Accelerated Filer   ☐   Smaller Reporting Company Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $169.8 million, which was computed by reference to the closing price of $13.24, at which the common equity was sold as of June 30, 2016.  Solely for the purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 10, 2017, there were 12,203,593 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders and the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

SI FINANCIAL GROUP, INC.

Forward-Looking Statements

This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.  Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of SI Financial Group, Inc. (the "Company") and its subsidiaries include, but are not limited to, changes in interest rates, corporate tax rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines.  Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in this annual report on Form 10-K and in other reports filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I.

Item 1.  Business.

General

In certain instances where appropriate, the terms “we,” “us” and “our” refer to SI Financial Group, Inc. or Savings Institute Bank and Trust Company, or both.

SI Financial Group, Inc. is the parent holding company for Savings Institute Bank and Trust Company (the "Bank"). The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in its market area, including insurance, trust and investment services.  The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business (including time share lending, loans to condominium associations and medical loans) and consumer loans.  The Bank also purchases commercial business loans, including loans fully guaranteed by the Small Business Administration (the "SBA") and the United States Department of Agriculture (the "USDA"). The Bank sells certain fixed-rate one- to four-family residential conforming loans the Bank originates in the secondary market, primarily with the servicing retained.  Such sales generate mortgage banking fee income.  The remainder of the Bank’s loan portfolio is originated for investment.

On September 6, 2013, the Company acquired Newport Bancorp, Inc. ("Newport"), the holding company for Newport Federal Savings Bank for 2,683,099 shares of Company common stock and $30.9 million in cash. Based upon the Company's $11.22 per share closing price on September 6, 2013, the transaction was valued at approximately $61.0 million. As a result of this transaction, the Company added six branches, $446.4 million in assets, $361.1 million in loans and $288.4 million in deposits to its franchise.

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

Availability of Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the Company’s website, www.mysifi.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  The information on the Company’s website shall not be considered as incorporated by reference into this annual report on Form 10-K.

Market Area and Competition

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford.  The Bank operates 25 full-service offices throughout Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut and Newport and Washington counties in Rhode Island and one wealth management and trust services office in Windham County, Connecticut.  Most of the Bank’s deposit customers reside in the areas surrounding the Bank’s branch offices.  The Bank’s primary lending area is eastern Connecticut and Rhode Island with additional concentrations in Massachusetts and New Hampshire. The economy in the Company’s Connecticut market area is relatively diverse and primarily oriented to the educational, service, entertainment, insurance, manufacturing and retail industries.  The major employers in our Connecticut market area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc.  In addition, there are also many small to mid-sized businesses that support the local economy. The economy in the Company's Rhode Island market area is primarily oriented to the health care, educational, retail and hospitality industries. The major employers in the Rhode Island area include several hospitals, universities and pharmaceutical manufacturers.

Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut have a total population of 1.6 million and 624,000 total households, according to SNL Financial.  For 2016, median household income levels ranged from $61,000 to $83,000 in the five counties we maintain branch offices in Connecticut, compared to $73,000 for Connecticut and $57,000 for the United States, according to published statistics. Newport and Washington counties in Rhode Island have a total population and total households of 209,000 and 85,000, respectively, according to SNL Financial. Median household income levels for 2016 ranged from $74,000 to $75,000, compared to $60,000 for Rhode Island, according to published statistics.

The Bank faces significant competition for the attraction of deposits and origination of loans.  The most direct competition for deposits has historically come from several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities.  At June 30, 2016, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank held 22.35% of the deposits in Windham County, Connecticut, which is the largest market share out of the 10 financial institutions with offices in this county.  Also, at June 30, 2016, the Bank held 1.05% of the deposits in New London, Tolland, Hartford and Middlesex counties, Connecticut, which is the 14th largest market share out of the 36 financial institutions with offices in these counties.  In Rhode Island, at June 30, 2016, the Bank held 5.06% of the deposits in Newport and Washington counties, which is the 5th largest market share out of the 11 financial institutions with offices in these counties.  Several large national or regional bank holding companies also operate in the Bank’s Connecticut and Rhode Island market areas.  These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

The Bank’s competition for loans comes primarily from financial institutions in its market area, and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

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

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities, that are accounted for on a mark-to-market basis. Other risks the Company faces are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, cyber security, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers or for the Company to pay its obligations as they become due as a result of unforeseen circumstances. Reputation risk is the risk negative publicity or press, whether true or not, could cause a decline in the Company’s customer base or revenue.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans.  At December 31, 2016, the Bank had loans held for sale totaling $1.4 million.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$417,064	33.91%	$417,458	35.57%	$430,575	40.97%	$449,812	42.73%	$230,664	33.44%
Multi-family and commercial	421,668	34.29	385,341	32.84	298,320	28.38	285,660	27.13	201,951	29.28
Construction	36,026	2.93	21,786	1.86	13,579	1.29	10,162	0.97	3,284	0.48
Total real estate loans	874,758	71.13	824,585	70.27	742,474	70.64	745,634	70.83	435,899	63.20

Commercial business loans:
SBA and USDA guaranteed	116,383	9.46	145,238	12.38	118,466	11.27	137,578	13.07	148,385	21.51
Time share	51,083	4.15	55,192	4.70	45,669	4.35	28,615	2.72	23,310	3.38
Condominium association	23,531	1.91	21,986	1.87	21,386	2.03	18,442	1.75	15,493	2.25
Medical loans	27,180	2.21	23,445	2.00	16,507	1.57	7,179	0.68	—	—
Other	79,524	6.47	45,588	3.88	49,939	4.75	62,526	5.94	26,339	3.81
Total commercial business loans	297,701	24.20	291,449	24.83	251,967	23.97	254,340	24.16	213,527	30.95

Consumer loans:
Home equity	55,228	4.49	53,779	4.58	51,093	4.86	44,284	4.21	28,375	4.11
Indirect automobile	501	0.04	1,741	0.15	3,692	0.35	6,354	0.60	9,652	1.40
Other	1,687	0.14	1,946	0.17	1,864	0.18	2,116	0.20	2,353	0.34
Total consumer loans	57,416	4.67	57,466	4.90	56,649	5.39	52,754	5.01	40,380	5.85

Total loans	1,229,875	100.00%	1,173,500	100.00%	1,051,090	100.00%	1,052,728	100.00%	689,806	100.00%
Deferred loan origination costs, net of deferred fees	2,268		1,735		1,571		1,598		1,744
Allowance for loan losses	(11,820)		(9,863)		(7,797)		(6,916)		(6,387)
Loans receivable, net	$1,220,323		$1,165,372		$1,044,864		$1,047,410		$685,163

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

Multi-Family and Commercial Real Estate Loans.  The origination of multi-family and commercial real estate ("CRE") loans is another primary lending activity of the Bank. Such loans are made throughout its market area and in strategic areas in the surrounding region for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  The Bank offers fixed-rate and adjustable-rate multi-family and commercial real estate loans.  Adjustable-rate multi-family and commercial real estate loans originate for amortization periods up to 25 years.  Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period. The Bank’s multi-family and commercial real estate loans are generally secured by owner-occupied properties, including churches and retail facilities. These loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.

The Bank intends to continue to emphasize making these types of loans, as market conditions permit, as such loans produce yields that are generally higher than one- to four-family residential loans and are more sensitive to changes in market interest rates. At December 31, 2016, the largest outstanding multi-family or commercial real estate loan was $16.5 million.  This loan is secured by a single tenant retail property and was performing according to its terms at December 31, 2016.

The Bank maintains an Out-of-Market CRE Market Lending Program. The primary focus of this program is to develop greater investment in commercial real estate loans in the metro-Boston area and the surrounding region. The Bank employs a highly seasoned senior commercial real estate loan officer with significant expertise in lending in this region. Loans originated in this lending area comprise income producing properties representing office, flex, industrial, retail, single credit tenant and residential apartments. These properties have strong income support, favorable demographics and are owned and managed by experienced and financially strong property managers. These loans are predominately shorter-term loan facilities (generally 5-year maturities), which are structured to provide the Bank with strong asset growth, coupled with a focus on credit quality and interest rate risk management. At December 31, 2016, the Bank's exposure in Out-of-Market CRE Market Lending was $152.8 million.

Construction and Land Loans.  The Bank originates loans to individuals, and to a lesser extent, builders, to finance construction of residential dwellings.  The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses.  Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Commercial construction loans generally provide for the payment of interest only during the construction phase, which may range from three to twenty-four months. Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction, 75% on construction for nonresidential properties and 80% of the lesser of the appraised value or cost of the project on multi-family construction.  At December 31, 2016, the largest outstanding commercial construction loan commitment was $15.3 million for the construction of a 47-bed nursing facility, of which $15.3 million was outstanding and the largest residential construction loan commitment was $950,000, of which $284,000 was outstanding.  These loans were performing according to their terms at December 31, 2016.  Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser.  Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

The Bank also originates development land loans to individuals, local contractors and developers to make improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan.  Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land.  Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%.  The Bank offers fixed-rate land loans and variable-rate land loans that adjust monthly.  Land loans totaled $580,000 at December 31, 2016.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area.  When originating commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, viability of the industry in which the customer operates and the value of the collateral. At December 31, 2016, the largest outstanding commercial loan was $15.4 million, which is a general obligation bond to a private college and is further secured by a pledge of the unrestricted receipts, revenues, income and other monies of the college.  This loan was performing according to its terms at December 31, 2016.

These loans are generally secured by business assets other than real estate, such as business equipment and inventory, in conformance to policy established borrowing base limits.  The Bank originates one-year revolving credit facilities to finance short-term working capital needs of businesses to be repaid by business cash flow. In addition, the Bank originates non-revolving credit facilities to provide a period of time during which the business can borrow funds for planned equipment purchases and other improvement expenditures.  These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months, and will be paid over a predefined amortization period.  Additional products such as time notes, letters of credit and equipment lease financing are offered. Additionally, the Bank purchases the portion of commercial business loans that are fully guaranteed by the SBA and the USDA.  At December 31, 2016, purchased SBA and USDA loans totaled $116.4 million.

The Bank utilizes experienced loan officers and staff to offer specialized lending programs to finance capital improvements for residential and commercial condominium associations as well as the time share industry. Condominium association loans are secured with the assigned right to levy and collect special assessments from the individual unit owners. The condominium association loan portfolio consists of 62 loans totaling $23.5 million as of December 31, 2016. The Bank is not involved with the development of time share resorts, but provides financing for investors with loans secured by diverse consumer receivables. The Bank's exposure in time share lending was 14 loans totaling $51.1 million at December 31, 2016.

Consumer Loans.  The Bank offers a variety of consumer loans, primarily home equity lines of credit, and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles.  Generally, the Bank offers automobile loans with a maximum loan-to-value ratio of 100% of the purchase price for new vehicles.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and their ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal.  A home equity line of credit may be drawn down by the borrower for a period of nine years and ten months from the date of the loan agreement. During this period, the borrower is only required to make interest-only payments.  The borrower has to pay back the amount outstanding under the line of credit over a term not to exceed fifteen years, beginning at the end of the nine-year and ten month period.  The Bank will offer home equity loans with a maximum combined loan-to-value ratio of 80%.

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

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Additionally, many of our multi-family and commercial real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income-producing properties, the Bank generally requires borrowers and loan guarantors to provide annual financial statements and/or tax returns.  In reaching a decision on whether to make a multi-family or commercial real estate loan, consideration is given to the net operating income of the property, the borrower’s expertise, credit history and the profitability and value of the underlying property.  The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20.  Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with the ongoing monitoring of the loan, the Bank typically reviews the property, the underlying loan and guarantors annually.

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

Loan Originations, Purchases, Sales and Servicing.  Loan originations come from a number of sources.  The primary source of loan originations are the Bank’s in-house loan originators, and, to a lesser extent, advertising and referrals from customers.

The Bank purchases portions of loans that are fully guaranteed by the SBA and the USDA.  The loans are primarily for commercial and agricultural properties located throughout the United States.  The Bank purchased $55.7 million of such loans during 2015, but did not have any purchases in 2016. There were no sales of SBA and USDA loans for the years ended December 31, 2016 and 2015.

The Bank also purchased $37.7 million and $57.5 million of multi-family and commercial real estate loans and other commercial business loans in 2016 and 2015, respectively, which included participation loans and medical loans. The Bank performs its own underwriting analysis before purchasing a loan and, therefore, believes there should not be a greater risk of default on these obligations compared to loans the Bank originates itself.  However, in a purchased loan, the Bank does not service the loan and thus is subject to the policies and practices of the originating lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Participation loans are entered into by the Bank with other institutions. Total participation loans entered into by the Bank were $25.0 million and $33.6 million in 2016 and 2015, respectively. Medical loans are purchased from a company specializing in medical loan originations. Medical loans are commercial business loans secured by medical equipment and are primarily out of our market area. Total medical loans purchased were $10.7 million and $11.0 million in 2016 and 2015, respectively.

The Bank originates conventional conforming one- to four-family loans which meet Fannie Mae underwriting standards.  The Bank sells certain fixed-rate one- to four-family residential conforming loans in the secondary market, primarily on a servicing retained basis.  Such loans are sold to Fannie Mae, the Connecticut Housing Finance Authority, the Federal Home Loan Bank of Boston (the "FHLB") under the Mortgage Partnership Finance Program and other third-party correspondents.  The decision to sell loans in the secondary market is based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management.  Generally, loans are sold without recourse.  The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. Proceeds from the sale of one- to four-family loans totaled $38.8 million and $28.4 million for the years ended December 31, 2016 and 2015, respectively. The Bank intends to continue to originate these types of loans for sale in the secondary market in the future to increase its noninterest income.

At December 31, 2016, the Bank retained the servicing rights on $218.6 million of loans, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties.  Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower.  At December 31, 2016, the exposure amount for loans sold with recourse totaled $4,000.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, net loan charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Total loans at beginning of year	$1,173,500	$1,051,090	$1,052,728

Originations:
Real estate loans	194,198	209,857	122,954
Commercial business loans	36,582	33,739	28,301
Consumer loans	26,008	22,934	16,749
Total loan originations	256,788	266,530	168,004

Purchases:
Other commercial loans	37,702	57,528	48,555
SBA and USDA guaranteed	—	55,664	11,345
Total purchases	37,702	113,192	59,900

Deductions:
Principal loan repayments, prepayments and other, net	198,309	228,116	211,244
Loan sales	38,227	28,171	17,272
Loan charge-offs	450	557	723
Transfers to other real estate owned	1,129	468	303
Total deductions	238,115	257,312	229,542

Net increase (decrease) in loans	56,375	122,410	(1,638)

Total loans at end of year	$1,229,875	$1,173,500	$1,051,090

Loan Maturity.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2016.  The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans and may cause actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude deferred loan fees and costs.

	Amounts Due In
	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$160	$12,196	$404,708	$417,064
Multi-family and commercial	13,456	68,571	339,641	421,668
Construction	6,182	—	29,844	36,026
Total real estate loans	19,798	80,767	774,193	874,758

Commercial business loans:
SBA and USDA guaranteed	35	3,030	113,318	116,383
Time share	—	42,199	8,884	51,083
Condominium association	27	1,737	21,767	23,531
Medical loans	42	13,546	13,592	27,180
Other	8,255	19,696	51,573	79,524
Total commercial business loans	8,359	80,208	209,134	297,701

Consumer loans:
Home equity	646	1,718	52,864	55,228
Indirect automobile	189	312	—	501
Other	41	257	1,389	1,687
Total consumer loans	876	2,287	54,253	57,416

Total loans	$29,033	$163,262	$1,037,580	$1,229,875

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

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2016 that are due after December 31, 2017, and have either fixed interest rates or adjustable interest rates.

	Due After December 31, 2017
	Fixed Rates	Floating or Adjustable Rates	Total

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$336,161	$80,743	$416,904
Multi-family and commercial	197,760	210,452	408,212
Construction	29,467	377	29,844
Total real estate loans	563,388	291,572	854,960

Commercial business loans:
SBA and USDA guaranteed	46,613	69,735	116,348
Time share	42,199	8,884	51,083
Condominium association	20,080	3,424	23,504
Medical loans	27,138	—	27,138
Other	49,680	21,589	71,269
Total commercial business loans	185,710	103,632	289,342

Consumer loans:
Home equity	16,305	38,277	54,582
Indirect automobile	312	—	312
Other	366	1,280	1,646
Total consumer loans	16,983	39,557	56,540

Total loans	$766,081	$434,761	$1,200,842

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

Loans to One Borrower.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of the Bank’s stated capital and reserves.  At December 31, 2016, the Bank’s general regulatory limit on loans to one borrower was approximately $23.0 million.  At that date, the Bank’s largest lending relationship was $18.7 million, representing commercial real estate loans on office buildings.  These loans were performing according to their original terms at December 31, 2016.

Loan Commitments.  The Bank issues commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to customers.  Generally, our mortgage loan commitments expire in 60 days or less from the date of the application.

Delinquencies.  When a borrower fails to make a required loan payment, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status.  The Bank makes initial contact with the borrower when the loan becomes 15 days past due.  If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. When the loan becomes 90 days past due, a letter is sent notifying the borrower foreclosure proceedings will commence if the loan is not brought current within 30 days.  Generally, when the loan becomes 120 days past due, the Bank will commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer or commercial loan.  If a foreclosure action is instituted and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan is typically sold at foreclosure.  The Bank may consider loan repayment arrangements with certain borrowers under certain circumstances.

Management reports monthly to the Board of Directors or a committee of the Board regarding the amount of loans delinquent 30 days or more, all loans in foreclosure and all foreclosed and repossessed property that the Bank owns.

The following table provides information about delinquencies in the Bank’s loan portfolio at the dates indicated.

	December 31, 2016				December 31, 2015
	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	8	$1,128	12	$1,547	11	$1,054	9	$1,283
Multi-family and commercial	2	250	3	351	2	203	6	1,061
Total real estate loans	10	1,378	15	1,898	13	1,257	15	2,344
Commercial business loans:
Other	—	—	4	593	1	22	2	339
Total commercial business loans	—	—	4	593	1	22	2	339
Consumer loans:
Home equity	—	—	1	179	—	—	2	121
Other	2	2	2	5	1	3	1	25
Total consumer loans	2	2	3	184	1	3	3	146
Total delinquent loans	12	$1,380	22	$2,675	15	$1,282	20	$2,829

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

The following table shows the aggregate amounts of the Bank’s criticized and classified assets as of December 31, 2016.

				Special
	Loss	Doubtful	Substandard	Mention
Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$—	$—	$7,653	$1,174
Multi-family and commercial	—	—	14,425	14,018
Total real estate loans	—	—	22,078	15,192

Commercial business loans:
Other	—	—	2,309	3,741
Total commercial business loans	—	—	2,309	3,741

Consumer loans:
Home equity	—	—	499	46
Other	—	—	6	—
Total consumer loans	—	—	505	46
Total classified loans	—	—	24,892	18,979
Total criticized and classified assets	$—	$—	$24,892	$18,979

At December 31, 2016, total criticized and classified assets were comprised of 54 commercial real estate loans totaling $28.4 million, 55 residential mortgage loans totaling $8.8 million, 22 commercial business loans totaling $6.1 million, eight home equity loans totaling $545,000 and three other consumer loans totaling $6,000.  Of the $24.9 million in substandard loans, $5.4 million were nonperforming at December 31, 2016 and included residential real estate loans totaling $1.5 million, other commercial business loans totaling $593,000, commercial real estate loans totaling $351,000 and consumer loans totaling $184,000 that were 90 days or more past due.

Other than disclosed in the above tables, there are no other loans at December 31, 2016 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

The Bank periodically may agree to modify the contractual terms of loans.  When a loan is modified and concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrower’s financial condition, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired. The Bank adheres to the nonaccrual policy for all TDR loans. Loans that were current prior to modification would not require nonaccrual status subsequent to the modification. If the accrual of interest was suspended on the loan prior to the modification or if the payment amount significantly increased subsequent to the modification, the loan would remain on nonaccrual status until the borrower demonstrates the willingness and the ability to make the restructured loan payments for a period of six consecutive months.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as a foreclosed asset until it is sold.  When property is acquired, it is recorded at fair value, net of estimated selling expenses.  Holding costs and declines in fair value after acquisition of the property result in charges to earnings.

The following table provides information with respect to the Bank’s nonperforming assets and TDRs as of the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,425	$3,894	$3,167	$3,560	$4,988
Multi-family and commercial	1,056	2,167	907	2,979	1,758
Construction	—	—	—	—	—
Total real estate loans	4,481	6,061	4,074	6,539	6,746
Commercial business loans	593	339	446	385	542
Consumer loans:
Home equity	353	183	23	53	366
Indirect automobile	—	—	—	16	—
Other	6	—	—	—	—
Total consumer loans	359	183	23	69	366
Total nonaccrual loans	5,433	6,583	4,543	6,993	7,654

Accruing loans past due 90 days or more:
Commercial business loans	—	—	459	—	—
Total accruing loans past due 90 days or more	—	—	459	—	—
Total nonperforming loans	5,433	6,583	5,002	6,993	7,654

Other real estate owned, net (1)	1,466	1,088	1,271	2,429	1,293
Total nonperforming assets	6,899	7,671	6,273	9,422	8,947
Accruing troubled debt restructurings	9,982	4,659	3,387	2,192	3,826
Total nonperforming assets and troubled debt restructurings	$16,881	$12,330	$9,660	$11,614	$12,773

Total nonperforming loans to total loans	0.44%	0.56%	0.48%	0.66%	1.11%
Total nonperforming loans to total assets	0.35	0.44	0.37	0.52	0.80
Total nonperforming assets and troubled debt restructurings to total assets	1.09	0.83	0.72	0.86	1.34

(1)	Other real estate owned balances are shown net of related write-downs or valuation allowance.

The decrease in nonperforming assets was primarily due to decreases in nonaccrual loans, partially offset by an increase in other real estate owned.  Nonperforming real estate loans decreased $1.6 million, which contributed to the lower balance of nonperforming loans at December 31, 2016. Nonaccrual loans consisted of 29 residential one- to four-family loans, seven commercial real estate loans, four home equity loans, four commercial business loans and three consumer loans.

Other real estate owned increased $378,000 from December 31, 2015 to $1.5 million at December 31, 2016.  During 2016, the Bank acquired six residential properties and one commercial property with a net carrying value of $1.1 million and sold two commercial and four residential properties with a net carrying value of $717,000.

At December 31, 2016 and 2015, TDRs totaled $10.9 million and $5.7 million, respectively, as a result of interest rate concessions, deferral of principal payments, extension of maturity or a combination of these items.  Of the TDRs at December 31, 2016, $10.0 million continued to accrue interest under the restructured terms of their agreements while the accrual of interest was suspended on loans totaling $906,000. As of December 31, 2016, there were no TDRs that were in payment default. All TDRs were performing in accordance with the terms of their restructured loan agreements.

Interest income that would have been recorded for the year ended December 31, 2016 had nonaccruing loans and TDRs been current in accordance with their original terms and had been outstanding throughout the period amounted to $315,000. The amount of interest recognized on impaired loans was $544,000 for the year ended December 31, 2016.

Loans Acquired with Deteriorated Credit Quality. Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided the timing and amount of future cash flows is reasonably estimable. Such loans are considered to be accruing because their interest income relates to the accretable yield and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment.

Allowance for Loan Losses.  The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses, inherent in the loan portfolio and estimated to occur, and is maintained at a level management considers adequate to absorb losses in the loan portfolio.  Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the principal loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received.  In the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when necessary.

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic and real estate market conditions, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, historical loan loss experience, level and trends of nonperforming loans, delinquencies, classified assets and loan charge-offs and evaluations of loans and other relevant factors.

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

In computing the allowance for loan losses, we do not assign a general valuation allowance to the SBA and USDA loans we purchase as such loans are fully guaranteed.  Such loans accounted for $116.4 million, or 9.46% of the loan portfolio, at December 31, 2016.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2016			2015			2014
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$1,149	9.72%	33.91%	$1,036	10.50%	35.57%	$955	12.25%	40.97%
Multi-family and commercial	5,724	48.43	34.29	5,033	51.03	32.84	3,607	46.26	28.38
Construction	952	8.05	2.93	516	5.23	1.86	254	3.26	1.29
Commercial business:
SBA & USDA guaranteed	—	—	9.46	—	—	12.38	—	—	11.27
Time share	639	5.41	4.15	690	7.00	4.70	685	8.78	4.35
Condominium association	294	2.49	1.91	330	3.35	1.87	321	4.12	2.03
Medical loans	815	6.89	2.21	703	7.13	2.00	495	6.35	1.57
Other	1,518	12.84	6.47	902	9.14	3.88	881	11.30	4.75
Consumer loans:
Home equity	685	5.80	4.49	595	6.03	4.58	530	6.80	4.86
Indirect automobile	4	0.03	0.04	12	0.12	0.15	26	0.33	0.35
Other	40	0.34	0.14	46	0.47	0.17	43	0.55	0.18
Total allowance for loan losses	$11,820	100.00%	100.00%	$9,863	100.00%	100.00%	$7,797	100.00%	100.00%

	December 31,
	2013			2012
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$975	14.10%	42.73%	$1,125	17.61%	33.44%
Multi-family and commercial	3,395	49.09	27.13	3,028	47.41	29.28
Construction	169	2.44	0.97	22	0.34	0.48
Commercial business:
SBA & USDA guaranteed	—	—	13.07	—	—	21.51
Time share	429	6.20	2.72	699	10.94	3.38
Condominium association	277	4.01	1.75	232	3.63	2.25
Medical loans	215	3.11	0.68	—	—	—
Other	954	13.79	5.94	804	12.60	3.81
Consumer loans:
Home equity	409	5.91	4.21	350	5.48	4.11
Indirect automobile	44	0.64	0.60	68	1.06	1.40
Other	49	0.71	0.20	59	0.93	0.34
Total allowance for loan losses	$6,916	100.00%	100.00%	$6,387	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Allowance at beginning of year	$9,863	$7,797	$6,916	$6,387	$4,970

Provision for loan losses	2,190	2,509	1,539	1,319	2,896

Charge-offs:
Real estate loans:
Residential - 1 to 4 family	(208)	(102)	(335)	(712)	(299)
Multi-family and commercial	(50)	(289)	(144)	(228)	(1,267)
Commercial business loans	(68)	(165)	(164)	(22)	—
Consumer loans:
Home equity	(115)	—	(40)	(20)	(125)
Indirect automobile	(3)	—	(32)	(31)	(68)
Other	(6)	(1)	(8)	(44)	(58)
Total charge-offs	(450)	(557)	(723)	(1,057)	(1,817)

Recoveries:
Real estate loans:
Residential - 1 to 4 family	28	74	38	40	104
Multi-family and commercial	110	24	1	72	140
Construction	—	—	—	91	—
Commercial business loans	77	15	5	3	31
Consumer loans:
Home equity	—	—	—	24	—
Indirect automobile	—	—	17	32	55
Other	2	1	4	5	8
Total recoveries	217	114	65	267	338
Net charge-offs	(233)	(443)	(658)	(790)	(1,479)

Allowance at end of year	$11,820	$9,863	$7,797	$6,916	$6,387

Ratios:
Allowance to total loans outstanding at year end	0.96%	0.84%	0.74%	0.66%	0.93%
Allowance to nonperforming loans	217.56	149.83	155.88	98.90	83.45
Net charge-offs to average loans outstanding during the year	0.02	0.04	0.06	0.10	0.22

The allowance as a percentage of total loans increased to 0.96% at December 31, 2016 compared to 0.84% at December 31, 2015.  The lower provision for 2016 was primarily due to a decrease in nonperforming loans and a decrease in net loan charge-offs. At December 31, 2016, nonperforming loans totaled $5.4 million compared to $6.6 million at December 31, 2015. A decrease in nonperforming multi-family and commercial and residential real estate loans of $1.1 million and $469,000, respectively, contributed to the lower balance of nonperforming loans at December 31, 2016. Specific loan loss allowances relating to impaired loans increased to $693,000 at December 31, 2016 compared to $338,000 at December 31, 2015.  While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, economic conditions have negatively impacted the residential and commercial real estate markets and contributed to the decrease in credit quality for residential and commercial mortgage loans.

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds.  The Company is also required to maintain an investment in FHLB stock and Federal Reserve Bank ("FRB") stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2016.

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

The Company’s Board of Directors has the overall responsibility for the investment portfolio, including approval of the Company’s Investment Policy and appointment of the Investment Committee.  The Investment Committee is responsible for the approval of investment strategies and monitoring investment performance.  The execution of specific investment initiatives and the day-to-day oversight of the Company’s investment portfolio is the responsibility of the Chief Executive Officer and the Chief Financial Officer.  These officers, and others designated by the Board, are authorized to execute investment transactions up to specified limits based on the type of security without prior approval of the Investment Committee. Transactions exceeding these limitations require the approval of two of these officers designated by the Board, one of whom must be either the Chief Executive Officer or the Chief Financial Officer. Individual investment transactions are reviewed by the Board of Directors on a monthly basis, while portfolio composition and performance are reviewed at least quarterly by the Investment Committee. Management determines the appropriate classification of securities at the date individual securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities management has the intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities purchased and held principally for trading in the near term are classified as “trading securities.” These securities are carried at fair value, with unrealized gains and losses recognized in earnings.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes.

At December 31, 2016, the Company’s investment portfolio consisted solely of available for sale securities, totaling $159.4 million, representing 10.3% of assets.  The Company’s available for sale securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, U.S. government and agency obligations, government-sponsored enterprise securities with maturities of 20 years or less, and, to a lesser extent, tax-exempt securities, collateralized debt obligations and obligations of state and political subdivisions with maturities of 30 years or less.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)
U.S. Government and agency obligations	$64,894	$64,296	$71,142	$70,996	$66,232	$66,391
Government-sponsored enterprises	11,267	11,364	25,313	25,403	27,435	27,488
Mortgage-backed securities: (1)
Agency - residential	78,843	78,302	72,248	71,966	67,008	66,850
Non-agency - residential	93	87	116	112	254	253
Corporate debt securities	—	—	1,000	1,000	1,000	1,000
Collateralized debt obligations	1,157	1,157	1,156	1,146	1,188	1,181
Obligations of state and political subdivisions	1,000	1,000	1,270	1,271	3,039	3,200
Tax-exempt securities	3,145	3,161	3,175	3,238	6,583	6,677
Total available for sale securities	$160,399	$159,367	$175,420	$175,132	$172,739	$173,040

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The Company had no investment in a single entity that had an aggregate book value in excess of 10% of the Company's shareholders’ equity at December 31, 2016.

The following table sets forth the amortized cost, weighted average yields and contractual final maturities of available for sale securities at December 31, 2016.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.  Certain mortgage-backed securities and collateralized debt obligations have adjustable interest rates and will reprice periodically within the various maturity ranges.  These repricing schedules are not reflected in the following table below.  At December 31, 2016, the amortized cost of mortgage-backed securities with adjustable rates totaled $29.8 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government and agency obligations	$5,506	0.94%	$17,679	1.50%	$3,756	2.72%	$37,953	2.94%	$64,894	2.36%
Government-sponsored enterprises	1,999	1.35	5,916	1.89	3,352	2.19	—	—	11,267	1.89
Mortgage-backed securities:
Agency - residential	30	4.57	163	4.36	4,093	3.34	74,557	2.39	78,843	2.44
Non-agency -residential	—	—	—	—	—	—	93	6.82	93	6.82
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Collateralized debt obligations	—	—	—	—	—	—	1,157	1.36	1,157	1.36
Obligations of state and political subdivisions	500	5.64	—	—	500	5.57	—	—	1,000	5.61
Tax-exempt securities	—	—	2,039	1.53	744	2.37	362	2.31	3,145	1.82
Total available for sale securities	$8,035	1.34%	$25,797	1.61%	$12,445	2.88%	$114,122	2.56%	$160,399	2.37%

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

For impaired debt securities the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and noncredit-related OTTI is recognized in other comprehensive income (loss), net of applicable taxes.  During 2016, the Company did not recognize any OTTI for credit losses on debt securities.  See Notes 3 and 15 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more details.

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

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of Connecticut or Rhode Island.  The Bank attracts deposits in its market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts) and interest-bearing accounts (such as NOW and money market accounts, regular savings accounts and certificates of deposit).  Certificate of Deposit Account Registry Service ("CDARS") deposits and Insured Cash Sweeps ("ICS"), which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive FDIC insurance on deposits up to $50.0 million. The Bank also utilizes brokered deposits, which were $25.5 million at December 31, 2016, $797,000 of which were CDARS deposits and $506,000 of which were ICS deposits. Brokered deposits, which are deposits sold by brokers to banks, are generally out-of-market, thus, they are less likely to remain with the institution after their maturity, which may require us to replace these deposits with higher cost alternative funds. Also, because they generally have larger balances, they often are accompanied by a higher interest rate.  Generally, the Bank does not utilize brokered deposits as a primary funding source, but rather maintains such deposits to ensure access to another liquidity source should the need arise.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns.  The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, but not be the market leader in every account type and maturity.

The following table sets forth the average balance of deposits by type and weighted average rates paid thereon at the dates indicated.

	December 31,
	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$174,536	—%	$149,091	—%	$141,195	—%
Interest-bearing demand deposits	838	0.15	376	0.14	158	0.11
NOW and money market accounts	468,654	0.11	465,888	0.11	452,393	0.13
Savings accounts (1) (2)	36,565	0.30	37,895	0.22	46,964	0.15
Certificates of deposit (3)	431,732	1.39	384,207	1.37	364,954	1.37
Total deposits	$1,112,325	0.59%	$1,037,457	0.57%	$1,005,664	0.57%

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $2.6 million, $2.3 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Includes brokered deposits of $333,000 at December 31, 2016.

(3)	Includes brokered deposits of $24.9 million, $20.7 million and $20.0 million at December 31, 2016, 2015 and 2014, respectively.

The Bank had $220.8 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2016, maturing as follows:

	Amount	Weighted Average Rate
Maturity Period:	(Dollars in Thousands)
Three months or less	$41,616	1.20%
Over three through six months	18,598	1.25
Over six through twelve months	46,996	1.36
Over twelve months	113,576	1.57
Total	$220,786	1.43%

The following table sets forth certificates of deposit accounts classified by the rates at December 31, 2016.

	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in Thousands)
0.15 - 1.00%	$45,087	$17,965	$5,974	$—	$1	$69,027	15.83%
1.01 - 2.00%	155,199	131,934	38,660	19,820	2,982	348,595	80.00
2.01 - 3.00%	9,355	5,158	2,975	623	—	18,111	4.16
3.01 - 3.20%	30	5	—	—	—	35	0.01
Total	$209,671	$155,062	$47,609	$20,443	$2,983	$435,768	100.00%

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

FHLB Borrowings.  The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  As of December 31, 2016, the Bank had outstanding borrowings with the FHLB of $217.8 million.

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

Junior Subordinated Debt Owed to Unconsolidated Trust.  In 2006, SI Capital Trust II (the “Trust”), a business trust, issued $8.0 million of trust preferred securities in a private placement and issued 248 shares of common stock at $1,000 par value to the Company. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company.  The trust preferred securities mature in 30 years and bear interest at a rate equal to the three-month LIBOR plus 1.70%.  The interest rate on these securities at December 31, 2016 was 2.66%.  After receipt of regulatory approval, the Company may redeem the trust preferred securities, in whole or in part.

In 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million whereby the counterparty pays a variable rate equal to the three-month LIBOR and the Company pays a fixed rate of 2.44%.  The agreement became effective on December 15, 2010 and terminated on December 15, 2015.  This agreement was designated as a cash flow hedge against the trust preferred securities issued by the Trust.  This effectively fixed the interest rate on the $8.0 million of trust preferred securities at 4.14% for the period December 15, 2010 through December 15, 2015.

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

The following table sets forth information regarding the Company’s borrowings at and for the years indicated.

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$227,477	$234,595	$178,147
Subordinated debt	8,248	8,248	8,248

Average balance outstanding during the year:
FHLB advances	$211,429	$188,361	$162,961
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate during the year:
FHLB advances	1.57%	1.58%	1.54%
Subordinated debt	2.34	3.99	4.07

Balance outstanding at end of year:
FHLB advances	$217,759	$234,595	$148,277
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate at end of year:
FHLB advances	1.58%	1.50%	1.61%
Subordinated debt	2.66	2.21	4.14

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services to individuals, partnerships, corporations and institutions.  Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements.  The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality.  Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business to accumulate assets and increase fee-based income.  At December 31, 2016, trust assets under administration were $120.4 million, consisting of 309 accounts, the largest of which totaled $11.8 million, or 9.8%, of the total trust assets.  For the years ended December 31, 2016 and 2015, total trust services revenue was $1.0 million and $1.1 million, respectively.

Subsidiary Activities

The Company’s subsidiaries include Savings Institute Bank and Trust Company and SI Capital Trust II. The following are descriptions of the Bank’s wholly-owned subsidiaries.

SI Realty Company, Inc.   SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate managed by the Bank, including foreclosure properties.  At December 31, 2016, SI Realty Company, Inc. had $6.6 million in assets.

SI Mortgage Company.  In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property.  SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law.  Income tax savings to the Bank from the use of a passive investment company was $843,000 and $309,000 for the years ended December 31, 2016 and 2015, respectively.

Personnel

At December 31, 2016, the Company had 257 full-time employees and 40 part-time employees.  None of the Company’s employees are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General. The Bank, a Connecticut-chartered stock savings bank, is subject to extensive regulation, supervision and examination by the Connecticut Department of Banking (the “CDB”) and, as a member of the Federal Reserve System, the FRB. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the CDB concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions and opening or closing branch offices. There are periodic examinations by the FRB and the CDB to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan losses. Any change in such policies, whether by the CDB, the FRB or Congress, could have a material adverse impact on the Company and the Bank and their operations.

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

Lending Activities. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, unsecured loans of any one obligor under this statutory authority may not exceed 15.0% of a bank’s equity capital and allowance for loan losses. An additional 10.0% may be lent if fully secured.

Consumer Protection. The Bank is also subject to a variety of Connecticut statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

Dividends. The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years, without the specific approval of the Connecticut Banking Commissioner. FRB regulations establish limits on dividends, including requiring FRB approval for aggregate dividends exceeding net income for the current year and the two prior calendar years. In addition, as a subsidiary of a savings and loan holding company, the Bank must provide prior notice to the Federal Reserve Board of any dividend. The Federal Reserve Board has the authority to object to the dividend if deemed unsafe or unsound. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FRB may limit a bank’s ability to pay dividends. No dividends may be paid to the Bank’s sole stockholder, the Company, if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by federal regulations.

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

Federal Banking Regulation

Activities and Investments of Insured State-Chartered Banks. The Federal Deposit Insurance Act (“FDIA”) generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, or (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. These capital standards were effective January 1, 2015 as a result of a final rule issued by the federal banking agencies to implement certain recommendations of the Basel Committee on Bank Supervision and certain requirements of the Dodd-Frank Act.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2016, the Bank met each of its capital requirements.

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

The regulations provide that a capital restoration plan must be filed with the FRB within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the FRB, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the FRB notifies the savings bank it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the FRB has the authority to require payment and collect payment under the guarantee. Various restrictions, including as on growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to, an order by the FRB to sell sufficient voting stock to become adequately capitalized, reduce total assets, cease receipt of deposits from correspondent banks or dismiss officers or directors and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. The FRB may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor. The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund. Originally, each institution was assigned to a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) ranged from 2.5 to 45 basis points of each institution’s total assets less tangible capital. In conjunction with the Deposit Insurance Fund’s reserve ratio reaching 1.15%, the range of assessments for banks of less than $10 billion in assets was reduced to 1.5 basis points to 30 basis points of total assets less tangible capital, effective July 1, 2016. In addition, the risk categories were eliminated in favor of a combination of examination ratings and financial modeling designed to estimate the probability that are institution fails over a three-year period.

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

Connecticut has its own statutory counterpart to the CRA that is also applicable to the Bank. The Connecticut version is generally similar to the CRA but utilizes a four-tiered descriptive rating system. Connecticut law requires the Connecticut Banking Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by a bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank is currently being reviewed and has not yet received a rating under Connecticut law.

Transactions with Related Parties. Federal law limits the Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with the Bank, including the Company and their non-savings institution subsidiaries). The aggregate amount of “covered transactions” with any individual affiliate is limited to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2016 of $12.2 million.

Federal Reserve System. Under FRB regulations, the Bank is required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $115.1 million, plus 10% on the remainder, and the first $15.5 million of otherwise reservable balances will both be exempt. These reserve requirements are subject to adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

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

Holding Company Regulation

General. The Company is a savings and loan holding company subject to regulation and supervision by the FRB. The FRB has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to the Bank.

As a savings and loan holding company, the Company’s activities are limited to those activities permissible by law for financial holding companies (since the Company elected to be treated as a financial holding company in 2012) or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in certain activities specified by federal regulation, including activities permitted for bank holding companies.

Federal law prohibits a savings and loan holding company from, directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the FRB, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the FRB considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under the FDIA or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

In order for the Company to be regulated as savings and loan holding company by the FRB, rather than as a bank holding company, the Bank must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangible assets, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2016, the Bank was in compliance with the qualified thrift lender requirement.

Dividends and Repurchases. The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the FRB supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Source of Strength. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the FRB may require, and has required in the past, a holding company to provide capital, liquidity and other support in times of financial stress.

Capital Requirements. The FRB has adopted regulatory capital requirements that are generally applicable to holding companies with $1.0 billion or more in consolidated assets. The Dodd-Frank Act required the FRB to revise its holding company capital requirements so that they are no less stringent, quantitatively and in terms of components of capital, than those applicable to the subsidiary depository institutions themselves. The previously discussed final rule which revised regulatory capital requirements for depository institutions also implemented the Dodd-Frank requirements for holding companies. Holding companies of $1.0 billion or more in consolidated assets are now subject to regulatory capital requirements that are identical to those applicable to the institutions themselves. As is the case with the institution-level requirements, the capital conservation buffer is being phased in from 2016 to 2019.

Acquisition of Control. Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the FRB. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the FRB.

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2013. The Company’s maximum federal income tax rate was 34.0% for 2016.

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

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax.  The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax.  The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (9.0% for fiscal year 2016) to arrive at Connecticut income tax.

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

In addition to Connecticut, the Company also files income tax returns in Rhode Island, New Hampshire and Massachusetts.

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

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion.  Certain executive officers of the Bank also serve as executive officers of the Company.  The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank.  The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	62	President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group
Lauren L. Murphy	45	Senior Vice President, Chief Financial Officer of Savings Institute Bank and Trust Company and SI Financial Group
Laurie L. Gervais	52	Executive Vice President, Director of Human Resources and Chief Administrative Officer of Savings Institute Bank and Trust Company and SI Financial Group
Gerald D. Coia	69	Senior Vice President and Chief Credit Officer of Savings Institute Bank and Trust Company
Paul R. Little	56	Senior Vice President and Chief Lending Officer of Savings Institute Bank and Trust Company
Jonathan S. Wood	61	Executive Vice President and Director of Retail Banking of Savings Institute Bank and Trust Company

(1)	Ages presented are as of December 31, 2016.

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

Gerald D. Coia was named Senior Vice President and Chief Credit Officer in 2015 when he joined Savings Institute Bank and Trust Company. Prior to joining Savings Institute Bank and Trust Company, Mr. Coia was President and Chief Executive Officer at Eastern Savings Bank.

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

◦
A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings. Our performance is significantly influenced by the general economic conditions in our primary markets in Connecticut and Rhode Island. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse affect on our business, financial condition, liquidity and results of operations:

•demand for our products and services may decline;
•loan delinquencies, problem assets and foreclosures may increase;

•
collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

◦
Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes. Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, losses may still occur.

◦
The Company’s cost of operations is high relative to its assets. The Company’s failure to maintain or reduce its operating expenses could hurt its profits. Our noninterest expenses totaled $40.0 million and $40.6 million for the years ended December 31, 2016 and 2015, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and noninterest income and have had some improvement, our efficiency ratio remains high as a result of operating expenses. Our efficiency ratio was 68.53% and 82.16% for the years ended December 31, 2016 and 2015, respectively.

◦
The Bank’s level of nonperforming loans and classified assets may require the Bank to increase the provision for loan losses or to charge-off additional losses in the future. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the Bank’s loan portfolio. For 2016, we recorded a provision for loan losses of $2.2 million compared to a provision for loan losses of $2.5 million in 2015. We also recorded net loan charge-offs of $233,000 in 2016 compared to net loan charge-offs of $443,000 in 2015. Our nonperforming assets and troubled debt restructurings increased to $16.9 million, or 1.09% of total assets, at December 31, 2016 from $12.3 million, or 0.83% of total assets, at December 31, 2015. Additionally, at December 31, 2016, loans classified as either special mention, substandard, doubtful or loss totaled $43.9 million, representing 3.57% of total loans, including nonperforming loans of $5.4 million, representing 0.44% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, more of our classified loans may become nonperforming and we could experience loan losses or be required to add further reserves to our allowance for loan losses, either of which could have a material adverse effect on our operating results. We maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2016, our allowance for loan losses totaled $11.8 million, which represented 0.96% of total loans and 217.56% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by our regulators, could have a material adverse effect on our operating results.

◦
Changes or inaccuracies in management's estimates and assumptions regarding the allowance for loan losses may have a material impact on our financial condition or results of operations. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of and trends in our nonperforming, delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges, the effect of the current and future economic conditions on collateral values and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

◦
Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the need to establish a deferred tax assets valuation allowance and a corresponding charge against earnings. Deferred tax assets are reported as assets on the Company’s balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. NOLs and tax credit carryforwards result in reductions to future tax liabilities. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized.  The President of the United States and members of Congress have announced plans to lower the federal corporate income tax rate from its current level of 35% and to eliminate the corporate alternative minimum tax. If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate and/or eliminating the corporate alternative minimum tax, certain of the Company’s deferred tax assets would need to be re-measured to evaluate the impact on the currently expected full utilization of the deferred tax asset. If the lower tax rate and/or the elimination of the corporate alternative minimum tax makes it more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against the Company’s earnings.

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

As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio and fixed-rate residential related mortgage-backed securities will have been originated at those lower rates and borrowers may be more reluctant to refinance or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve,” or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

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

◦
The Bank’s commercial lending exposes us to lending risks. At December 31, 2016, $719.4 million, or 58.49%, of our loan portfolio consisted of commercial real estate and commercial business loans. We intend to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

◦
The Bank’s residential mortgage loans and home equity loans exposes it to lending risks. At December 31, 2016, $417.1 million, or 33.91%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $55.2 million, or 4.49%, of our loan portfolio consisted of home equity lines of credit. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Since the recession and through the period of slow recovery thereafter, the housing market has slowed and real estate values in our market areas have declined. This could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Our investment portfolio is also subject to increased risk as the valuation of investments is more subjective when markets are illiquid, thereby increasing the risk the estimated fair value (i.e. the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in our financial statements is not reflective of prices at which actual transactions would occur.

Because of the risks set forth above, the value of our investment portfolio could decrease, we could experience reduced net investment income, and we could recognize investment losses, which could materially and adversely affect our results of operations, financial position and liquidity.

Additionally, we review our securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of our securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. We are required to write-down the value of that security through a charge to earnings if we conclude that the decline is other-than-temporary. In the case of debt securities, we are required to charge to earnings any decreases in value that are credit-related. As of December 31, 2016, the amortized cost and the fair value of our available for sale securities portfolio totaled $160.4 million and $159.4 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write-down these securities. Any charges for other-than-temporary impairment would not impact cash flows, tangible capital or liquidity. For the years ended December 31, 2016 and 2015, we recognized no other-than-temporary impairment losses on certain debt securities related to credit-related factors.

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

◦
Strong competition within the Bank’s market area could hurt its profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2016, we held approximately 1.75% of the deposits in Hartford, Middlesex, New London, Tolland and Windham counties in Connecticut, which represented the 12th largest market share of deposits out of the 37 financial institutions in these counties. As of the same date, we held approximately 5.06% of the deposits in Newport and Washington counties in Rhode Island, which represented the 5th largest market share of deposits out of the 11 financial institutions in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

◦
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain. The federal banking agencies have adopted rules that have substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to both the Bank and the consolidated Company.  The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Bank and the Company include: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

◦
If the goodwill or other intangible assets recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2016, we had $11.7 million of goodwill and $5.8 million of core deposit intangible on our balance sheet. The Company evaluates goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Our annual review of our goodwill occurs in November. Write-downs of the amount of impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. No impairment related to goodwill or core deposit intangibles was recorded for the years ended December 31, 2016 or 2015. Future evaluations may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

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

◦
We face a risk of liability and enforcement action with noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and restrictions on our ability to pay dividends and to obtain regulatory approvals for potential acquisitions, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

◦
We are subject to a variety of operational risks, legal and compliance risks, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations. We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action.

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

◦
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, may be subject to ongoing, repeated attempts to penetrate key systems by hackers. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

◦
Our failure to keep pace with technological change may have a material adverse effect on our competitive position and results of operations. Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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

Additionally, the Bank owns two other properties used, in part, for banking operations.  The total net book value of all our properties at December 31, 2016 was $17.1 million.  See Notes 6 and 12 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more information.

Item 3.  Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business.  At December 31, 2016, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

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

The stock performance graph required by this item in incorporated herein by reference to the section captioned "Stock Performance Graph" in the Company's Annual Report to Shareholders.

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

During the fourth quarter of 2016, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2016	5,929	$13.30	—	—
November 1 - 30, 2016	—	—	—	—
December 1 - 31, 2016	—	—	—	—
Total	5,929	$13.30	—	—

(1)Consists of shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards. These shares were not repurchased as part of a publicly announced plan or program.

Item 6.  Selected Financial Data.

The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in the Company's Annual Report to Shareholders attached hereto as Exhibit 13. The Company has derived the following selected consolidated financial and other data at December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 in part from its consolidated financial statements and notes attached hereto as Exhibit 13. The information at December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 is derived from consolidated financial statements and notes that are not contained in this annual report.

Selected Financial Condition Data:	At December 31,
	2016	2015	2014	2013 (1)	2012
	(In Thousands)
Total assets	$1,550,890	$1,481,834	$1,350,533	$1,346,379	$952,880
Cash and cash equivalents	73,186	40,778	39,251	27,321	37,689
Securities available for sale	159,367	175,132	173,040	170,220	176,513
Loans receivable, net	1,220,323	1,165,372	1,044,864	1,047,410	685,163
Deposits (2)	1,135,073	1,061,525	1,014,313	987,963	708,355
Federal Home Loan Bank advances	217,759	234,595	148,277	176,272	97,699
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	8,248	8,248	8,248
Total shareholders' equity	164,727	154,330	157,739	152,842	125,759

Selected Operating Data:	Years Ended December 31,
	2016	2015	2014	2013 (1)	2012
	(In Thousands, Except Per Share Data)
Interest and dividend income	$52,911	$48,126	$47,521	$38,192	$35,824
Interest expense	10,083	8,901	8,243	8,454	9,633
Net interest income	42,828	39,225	39,278	29,738	26,191
Provision for loan losses	2,190	2,509	1,539	1,319	2,896
Net interest income after provision for loan losses	40,638	36,716	37,739	28,419	23,295
Noninterest income	15,594	10,321	10,166	8,305	8,717
Noninterest expenses	39,998	40,585	41,506	37,677	30,653
Income (loss) before income tax provision (benefit)	16,234	6,452	6,399	(953)	1,359
Income tax provision (benefit)	4,924	2,104	1,988	(98)	241
Net income (loss)	$11,310	$4,348	$4,411	$(855)	$1,118

Basic earnings (loss) per share	$0.96	$0.36	$0.36	$(0.08)	$0.11
Diluted earnings (loss) per share	$0.95	$0.36	$0.36	$(0.08)	$0.11

Selected Operating Ratios:	At or For the Years Ended December 31,
Performance Ratios:	2016	2015	2014	2013 (1)	2012
Return (loss) on average assets	0.75%	0.31%	0.33%	(0.08)%	0.12%
Return (loss) on average equity	7.09	2.79	2.82	(0.63)	0.86
Interest rate spread (3)	2.85	2.82	2.97	2.74	2.63
Net interest margin (4)	3.01	2.97	3.11	2.93	2.88
Noninterest expenses to average assets	2.64	2.87	3.06	3.48	3.21
Dividend payout ratio (5)	17.29	44.02	33.44	(143.51)	104.74
Efficiency ratio (6)	68.53	82.16	84.05	96.10	88.19
Average interest-earning assets to average interest-bearing liabilities	123.54	121.79	122.01	122.84	124.84
Average equity to average assets	10.53	11.02	11.55	12.60	13.59

Capital Ratios: (7)
Common equity tier 1 capital ratio	15.08	14.86	N/A	N/A	N/A
Tier 1 risk-based capital ratio	15.88	14.86	14.86	14.71	20.20
Total risk-based capital ratio	17.11	15.97	15.87	15.65	21.41
Tier 1 capital ratio	10.50	9.73	9.37	8.94	11.08

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.96	0.84	0.74	0.66	0.93
Allowance for loan losses as a percent of nonperforming loans	217.56	149.83	155.88	98.90	83.45
Net charge-offs to average loans outstanding during the year	0.02	0.04	0.06	0.10	0.22

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
(7) Capital ratios in 2016 and 2015 are reported on a consolidated basis. All other prior year capital ratios are reported at Bank level.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016, using the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the criteria.

The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting. See Exhibit 13 - Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting
Based on the above evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Executive Officers
Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Code of Ethics
Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance and Board Matters – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.  A copy of the code of ethics and business conduct is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit and Risk Committee” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

Information regarding executive compensation and the compensation committee report required by this item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Matters - Directors’ Compensation” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Set forth below is information as of December 31, 2016 regarding equity compensation plans.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	489,909	$11.08	99,814
Equity compensation plans not approved by stockholders	—	—	—
Total	489,909	$11.08	99,814
Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Corporate Governance
Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters– Director Independence” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned ”Audit-Related Matters – Audit Fees” and “Audit-Related Matters – Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(1)  Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

◦	Reports of Independent Registered Public Accounting Firm

◦	Consolidated Balance Sheets as of December 31, 2016 and 2015

◦	Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014

◦	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

◦	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

◦	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

◦	Notes to Consolidated Financial Statements

Such financial statements are included in the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13.

(2)  Financial Statement Schedules
All financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto included in the Company’s Annual Report to Shareholders.

(3)  Exhibits
The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	*Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (3)

10.2	*Amendment to the Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (4)

10.3	*Savings Institute Directors Retirement Plan (5)

10.4	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (6)

10.5	*Savings Institute Group Term Replacement Plan (5)

10.6	*Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (5)

10.7	*Form of First Amendment to Savings Institute Executive Supplemental Retirement Plan–Defined Benefit (6)

10.8	*Form of Savings Institute Director Deferred Fee Agreement (6)

10.9	*Form of Savings Institute Director Consultation Plan (5)

10.10	*SI Financial Group, Inc. 2005 Equity Incentive Plan (7)

10.11	*Change in Control Agreement between Laurie L. Gervais, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (3)

10.12	*Form of Section 409A Amendment to the Change in Control Agreement (8)

10.13	*Form of Amendment to Supplement Executive Retirement Plan (9)

10.14	*Amendment to Supplemental Executive Retirement Plan (4)

10.15	*SI Financial Group, Inc. 2012 Equity Incentive Plan (10)

10.16	*Change in Control Agreement between Jonathan S. Wood, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (11)

10.17	*Change in Control Agreement between Paul R. Little, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (3)

10.18	*Change in Control Agreement between Lauren L. Murphy, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (3)

10.19
Agreement, dated February 25, 2015, by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company, Seidman and Associates LLC, Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., LSBK06-08, Broad Park Investors, CBPS, LLC, 2514 Multi-Strategy Fund, L.P., Veteri Place Corporation, Lawrence B. Seidman, an individual, and Dennis Pollack, an individual(12)

10.20	*Change in Control Agreement between Gerald D. Coia, SI Financial Group, Inc. and Savings Institute Bank and Trust Company
13	Annual Report to Shareholders

21	List of Subsidiaries

23	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language):  (i)  the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*     Management contract or compensation plan or arrangement.

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

(4)
Incorporated herein by reference into this document from the Exhibits on the Company's Annual Report on Form 10-K (File No. 000-54241) filed with the Securities and Exchange Commission on March 11, 2016.

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

(12)
Incorporated herein by reference into this document from the Exhibits on the Company's Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on February 25, 2015.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.

By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 15, 2017
Rheo A. Brouillard

/s/ Lauren L. Murphy	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 15, 2017
Lauren L. Murphy

/s/ Mark D. Alliod	Chairman of the Board	March 15, 2017
Mark D. Alliod

/s/ Donna M. Evan	Director	March 15, 2017
Donna M. Evan

/s/ Roger Engle	Director	March 15, 2017
Roger Engle

/s/ Robert O. Gillard	Director	March 15, 2017
Robert O. Gillard

/s/ Michael R. Garvey	Director	March 15, 2017
Michael R. Garvey

/s/ Kevin M. McCarthy	Director	March 15, 2017
Kevin M. McCarthy

/s/ Kathleen A. Nealon	Director	March 15, 2017
Kathleen A. Nealon

/s/ Dennis Pollack	Director	March 15, 2017
Dennis Pollack