Form 10-Q
period 2017-03-31
SI Financial Group, Inc.
filed 2017-05-09
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

 As of May 4, 2017, there were 12,208,593 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	March 31, 2017	December 31, 2016
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,585	$18,225
Interest-bearing	72,667	54,961
Total cash and cash equivalents	87,252	73,186

Available for sale securities, at fair value	165,822	159,367
Loans held for sale	3,604	1,393
Loans receivable (net of allowance for loan losses of $12,000 at March 31, 2017 and $11,820 at December 31, 2016)	1,239,310	1,220,323
Federal Home Loan Bank stock, at cost	12,231	12,162
Federal Reserve Bank stock, at cost	3,631	3,624
Bank-owned life insurance	21,423	21,293
Premises and equipment, net	20,109	19,884
Goodwill and other intangibles	17,344	17,494
Accrued interest receivable	4,487	4,435
Deferred tax asset, net	9,564	9,658
Other real estate owned, net	1,320	1,466
Other assets	6,799	6,605
Total assets	$1,592,896	$1,550,890

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$203,104	$201,598
Interest-bearing	973,199	929,087
Total deposits	1,176,303	1,130,685

Mortgagors' and investors' escrow accounts	3,150	4,388
Federal Home Loan Bank advances	214,432	217,759
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	24,699	25,083
Total liabilities	1,426,832	1,386,163

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,203,593 and 12,212,904 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	122	122
Additional paid-in-capital	125,746	125,628
Unallocated common shares held by ESOP	(3,048)	(3,168)
Unearned restricted shares	(300)	(341)
Retained earnings	44,195	43,167
Accumulated other comprehensive loss	(651)	(681)
Total shareholders' equity	166,064	164,727
Total liabilities and shareholders' equity	$1,592,896	$1,550,890

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest and dividend income:
Loans, including fees	$12,150	$11,571
Securities:
Taxable interest	743	839
Tax-exempt interest	14	14
Dividends	177	162
Other	118	56
Total interest and dividend income	13,202	12,642

Interest expense:
Deposits	1,750	1,549
Federal Home Loan Bank advances	900	874
Subordinated debt and other borrowings	54	45
Total interest expense	2,704	2,468

Net interest income	10,498	10,174

Provision for loan losses	160	311

Net interest income after provision for loan losses	10,338	9,863

Noninterest income:
Service fees	1,684	1,644
Wealth management fees	327	299
Increase in cash surrender value of bank-owned life insurance	130	141
Mortgage banking	155	270
Net loss on fair value of derivatives	—	(1)
Other	213	349
Total noninterest income	2,509	2,702

Noninterest expenses:
Salaries and employee benefits	5,208	5,178
Occupancy and equipment	1,776	1,743
Computer and electronic banking services	1,380	1,468
Outside professional services	401	635
Marketing and advertising	190	213
Supplies	134	168
FDIC deposit insurance and regulatory assessments	194	272
Core deposit intangible amortization	150	151
Other real estate owned operations	110	56
Other	799	382
Total noninterest expenses	10,342	10,266

Income before income tax provision	2,505	2,299
Income tax provision	786	758
Net income	$1,719	$1,541

Earnings per share:
Basic	$0.15	$0.13
Diluted	$0.14	$0.13

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$1,719	$1,541
Other comprehensive income, net of tax:
Net unrealized holding gains on available for sale securities	30	1,046
Other comprehensive income	30	1,046
Comprehensive income	$1,749	$2,587

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2016	12,212,904	$122	$125,628	$(3,168)	$(341)	$43,167	$(681)	$164,727
Comprehensive income	—	—	—	—	—	1,719	30	1,749
Cash dividends declared ($0.05 per share)	—	—	—	—	—	(593)	—	(593)
Equity incentive plans compensation	—	—	99	—	41	—	—	140
Allocation of 12,159 ESOP shares	—	—	59	120	—	—	—	179
Common shares repurchased	(9,311)	—	(40)	—	—	(98)	—	(138)
Balance at March 31, 2017	12,203,593	$122	$125,746	$(3,048)	$(300)	$44,195	$(651)	$166,064

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,719	$1,541
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	160	311
Employee stock ownership plan expense	179	169
Equity incentive plan expense	140	223
Excess tax benefit from share-based compensation	—	(8)
Amortization of investment premiums and discounts, net	265	206
Amortization of loan premiums and discounts, net	250	384
Depreciation and amortization of premises and equipment	554	622
Amortization of core deposit intangible	150	151
Net loss on fair value of derivatives	—	1
Deferred income tax provision (benefit)	78	(26)
Loans originated for sale	(9,927)	(5,907)
Proceeds from sale of loans held for sale	7,791	7,316
Net gain on sales of loans held for sale	(104)	(203)
Net loss on disposal of equipment	—	1
Net loss (gain) on sales or write-downs of other real estate owned	27	(14)
Increase in cash surrender value of bank-owned life insurance	(130)	(141)
Change in operating assets and liabilities:
Accrued interest receivable	(52)	43
Other assets	(165)	(321)
Accrued expenses and other liabilities	(384)	2,439
Net cash provided by operating activities	551	6,787

Cash flows from investing activities:
Purchases of available for sale securities	(13,986)	(12,130)
Proceeds from maturities of and principal repayments on available for sale securities	7,312	7,497
Purchases of Federal Home Loan Bank stock	(69)	—
Purchases of Federal Reserve Bank stock	(7)	(3)
Loan principal originations, net	(8,175)	9,820
Purchases of loans	(11,222)	(4,333)
Proceeds from sales of other real estate owned	119	221
Purchases of premises and equipment	(779)	(200)
Net cash provided by (used in) investing activities	(26,807)	872

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	45,618	39,146
Net decrease in mortgagors' and investors' escrow accounts	(1,238)	(1,374)
Proceeds from Federal Home Loan Bank advances	14,500	—
Repayments of Federal Home Loan Bank advances	(17,827)	(16,350)
Excess tax benefit from share-based compensation	—	8
Cash dividends on common stock	(593)	(473)
Stock options exercised	—	37
Common shares repurchased	(138)	(33)
Net cash provided by financing activities	40,322	20,961

Net change in cash and cash equivalents	14,066	28,620
Cash and cash equivalents at beginning of period	73,186	40,778
Cash and cash equivalents at end of period	$87,252	$69,398

Supplemental cash flow information:
Interest paid	$2,675	$2,448
Income taxes paid, net	25	150
Transfer of loans to other real estate owned	—	167

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its 24 offices in eastern Connecticut and Rhode Island. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans.  In addition, life insurance and investment services are offered to individuals and businesses through the Bank’s offices. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the year ending December 31, 2017 or for any other period.

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
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

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

Troubled Debt Restructurings
The Company periodically may agree to modify the contractual terms of loans due to the borrower's financial condition. When a loan is modified and concessions have been made to the original contractual terms that would not otherwise be considered for a borrower with similar risk characteristics, such as reductions of interest rates, deferral of interest or principal payments, or maturity extensions due to the borrower’s financial condition, the modification is considered a TDR. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company’s Collections Department for resolution, which may result in foreclosure.

Management considers all nonaccrual loans, with the exception of certain consumer loans, to be impaired. Also, all TDRs are initially classified as impaired and follow the Company's nonaccrual policy. However, if the loan was current prior to modification, nonaccrual status would not be required. If the loan was on nonaccrual prior to modification or if the payment amount significantly increases, the loan will remain on nonaccrual for a period of at least six months. Loans qualify for return to accrual status once the borrower has demonstrated the willingness and the ability to perform in accordance with the restructured terms of the loan agreement for a period of not less than six consecutive months. In most cases, loan payments less than 90 days past due are considered minor collection delays and the related loans are generally not considered impaired.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

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

The allowance for loan losses consists of the following key elements:

•
Specific allowance for identified impaired loans. For loans identified as impaired, an allowance is established when the present value of expected cash flows, or observable market price of the loan or fair value of the collateral if the loan is collateral dependent, of the impaired loan is lower than the carrying value of that loan. In the determination of the allowance for loan losses, management may obtain independent appraisals for significant properties, when necessary.

•
General valuation allowance. The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans. For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments: residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer. Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices; changes in national, regional and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the size and composition of the loan portfolio and in the terms of the loans; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the loan review system; changes in the underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the portfolio.

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

•
Construction – This segment includes loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. The Bank also originates construction loans for commercial

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

development projects. Upon the completion of construction, the loan generally converts to a permanent mortgage loan. Credit risk is affected by cost overruns, whether estimates of the sale price of the property are correct, time to sell at an adequate price and market conditions.

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
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

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

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606): In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance that improves the revenue recognition requirements for contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. In August 2015, the FASB delayed the effective date for this guidance for one year to fiscal years beginning after December 15, 2017, and we do not expect this to have a material impact on our financial statements.

Financial Instruments (Subtopic 825-10): In January 2016, the FASB issued guidance addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted improvements to GAAP include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

those fiscal years. The Company is still reviewing the impact the adoption of this guidance will have on its consolidated financial statements.

Compensation - Stock Compensation (Topic 718): In March 2016, the FASB issued guidance to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update, the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits or deficiencies impact shareholders' equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provisions of this update became effective for interim and annual periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2017 did not have a material impact on Company's consolidated financial statements.

Financial Instruments - Credit Losses (Topic 326): In June 2016, the FASB issued guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The update will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available for sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to current accounting guidance, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The update also simplifies the accounting model for purchased credit-impaired debt securities and loans. Disclosure requirements under the update have been expanded to include the entity's assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by year of origination. The update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

Business Combinations - Clarifying the Definition of a Business (Topic 805): In January 2017, the FASB issued guidance to clarify the definition of a business. The amendments in this update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

this update should be applied prospectively on or after the effective date. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350): In January, 2017, the FASB issued guidance aimed at simplifying the subsequent measurement of goodwill. Under these amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from tax deductible goodwill on the carrying amount of a reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update should be applied on a prospective basis and are effective for annual and goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): In March 2017, the FASB issued guidance shortening the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 130,000 and 145,391 for the three months ended March 31, 2017 and 2016, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$1,719	$1,541

Weighted average common shares outstanding:
Basic	11,828,136	11,788,965
Effect of dilutive stock options	87,053	59,959
Diluted	11,915,189	11,848,924

Earnings per share:
Basic	$0.15	$0.13
Diluted	$0.14	$0.13

NOTE 3.  SECURITIES

Available for Sale Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$64,457	$89	$(772)	$63,774
Government-sponsored enterprises	11,249	88	(1)	11,336
Mortgage-backed securities:(1)
Agency - residential	85,761	457	(894)	85,324
Non-agency - residential	88	—	(5)	83
Collateralized debt obligation	1,116	7	—	1,123
Obligations of state and political subdivisions	1,000	—	—	1,000
Tax-exempt securities	3,137	46	(1)	3,182
Total available for sale securities	$166,808	$687	$(1,673)	$165,822

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$64,894	$132	$(730)	$64,296
Government-sponsored enterprises	11,267	97	—	11,364
Mortgage-backed securities:(1)
Agency - residential	78,843	475	(1,016)	78,302
Non-agency - residential	93	—	(6)	87
Collateralized debt obligation	1,157	—	—	1,157
Obligations of state and political subdivisions	1,000	—	—	1,000
Tax-exempt securities	3,145	22	(6)	3,161
Total available for sale securities	$160,399	$726	$(1,758)	$159,367

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or GSEs.  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at March 31, 2017 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$9,493	$9,504
After 1 but within 5 years	25,789	25,854
After 5 but within 10 years	7,761	7,663
After 10 years	37,916	37,394
	80,959	80,415
Mortgage-backed securities	85,849	85,407
Total debt securities	$166,808	$165,822

There were no sales of available for sale securities for the three months ended March 31, 2017 and 2016.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$13,180	$125	$26,893	$647	$40,073	$772
Government sponsored enterprises	323	1	—	—	323	1
Mortgage-backed securities:
Agency - residential	47,884	643	9,116	251	57,000	894
Non-agency - residential	—	—	83	5	83	5
Tax-exempt securities	576	1	—	—	576	1
Total	$61,963	$770	$36,092	$903	$98,055	$1,673

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$21,531	$227	$19,272	$503	$40,803	$730
Mortgage-backed securities:
Agency - residential	49,961	756	9,585	260	59,546	1,016
Non-agency - residential	—	—	87	6	87	6
Tax-exempt securities	1,121	6	—	—	1,121	6
Total	$72,613	$989	$28,944	$769	$101,557	$1,758

At March 31, 2017, 52 debt securities with gross unrealized losses had an aggregate depreciation of 1.68% of the Company’s amortized cost basis. The unrealized losses are primarily related to the Company’s U.S. Government and agency obligations and agency mortgage-backed securities. There were no investments deemed other-than-temporarily impaired for the three months ended March 31, 2017 and 2016. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at March 31, 2017.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$416,159	$417,064
Multi-family and commercial	448,937	421,668
Construction	23,939	36,026
Total real estate loans	889,035	874,758

Commercial business loans:
SBA and USDA guaranteed	106,747	116,383
Time share	58,489	51,083
Condominium association	22,916	23,531
Medical loans	26,527	27,180
Other	87,832	79,524
Total commercial business loans	302,511	297,701

Consumer loans:
Home equity	55,590	55,228
Indirect automobile	335	501
Other	1,542	1,687
Total consumer loans	57,467	57,416

Total loans	1,249,013	1,229,875

Deferred loan origination costs, net of fees	2,297	2,268
Allowance for loan losses	(12,000)	(11,820)
Loans receivable, net	$1,239,310	$1,220,323

The Company purchased commercial business loans totaling $11.2 million during the three months ended March 31, 2017. For the twelve months ended December 31, 2016, the Company purchased commercial business loans totaling $37.7 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

Allowance for Loan Losses
Changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016 are as follows:

Three Months Ended March 31, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,149	$5,724	$952	$3,266	$729	$11,820
Provision (credit) for loan losses	37	415	(411)	116	3	160
Loans charged-off	—	—	—	—	—	—
Recoveries of loans previously charged-off	3	—	—	15	2	20
Balance at end of period	$1,189	$6,139	$541	$3,397	$734	$12,000

Three Months Ended March 31, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,036	$5,033	$516	$2,625	$653	$9,863
Provision (credit) for loan losses	(10)	193	57	70	1	311
Loans charged-off	(21)	(24)	—	(33)	(3)	(81)
Recoveries of loans previously charged-off	28	—	—	12	—	40
Balance at end of period	$1,033	$5,202	$573	$2,674	$651	$10,133

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

Further information pertaining to the allowance for loan losses at March 31, 2017 and December 31, 2016 is as follows:

March 31, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$329	$220	$—	$62	$53	$664
Allowance for loans individually or collectively evaluated and not deemed to be impaired	860	5,919	541	3,335	681	11,336
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,189	$6,139	$541	$3,397	$734	$12,000

Loans individually evaluated and deemed to be impaired	$6,058	$6,985	$—	$685	$397	$14,125
Loans individually or collectively evaluated and not deemed to be impaired	409,711	439,660	23,939	301,826	57,070	1,232,206
Amount of loans acquired with deteriorated credit quality	390	2,292	—	—	—	2,682
Total loans	$416,159	$448,937	$23,939	$302,511	$57,467	$1,249,013

December 31, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$306	$240	$—	$95	$52	$693
Allowance for loans individually or collectively evaluated and not deemed to be impaired	843	5,484	952	3,171	677	11,127
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,149	$5,724	$952	$3,266	$729	$11,820

Loans individually evaluated and deemed to be impaired	$6,450	$7,257	$—	$607	$453	$14,767
Loans individually or collectively evaluated and not deemed to be impaired	410,221	411,637	36,026	297,094	56,963	1,211,941
Amount of loans acquired with deteriorated credit quality	393	2,774	—	—	—	3,167
Total loans	$417,064	$421,668	$36,026	$297,701	$57,416	$1,229,875

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

Past Due Loans
The following represents an aging of loans at March 31, 2017 and December 31, 2016:

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$3,851	$260	$1,403	$5,514	$410,645	$416,159
Multi-family and commercial	399	2,317	99	2,815	446,122	448,937
Construction	—	—	—	—	23,939	23,939
Commercial Business:
SBA and USDA guaranteed	671	—	—	671	106,076	106,747
Time share	—	—	—	—	58,489	58,489
Condominium association	—	—	—	—	22,916	22,916
Medical loans	—	—	—	—	26,527	26,527
Other	27	—	346	373	87,459	87,832
Consumer:
Home equity	297	—	179	476	55,114	55,590
Indirect automobile	—	8	—	8	327	335
Other	2	—	2	4	1,538	1,542
Total	$5,247	$2,585	$2,029	$9,861	$1,239,152	$1,249,013

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,781	$1,128	$1,547	$7,456	$409,608	$417,064
Multi-family and commercial	2,752	250	351	3,353	418,315	421,668
Construction	—	—	—	—	36,026	36,026
Commercial Business:
SBA and USDA guaranteed	1,628	—	—	1,628	114,755	116,383
Time share	—	—	—	—	51,083	51,083
Condominium association	—	—	—	—	23,531	23,531
Medical loans	—	—	—	—	27,180	27,180
Other	431	—	593	1,024	78,500	79,524
Consumer:
Home equity	182	—	179	361	54,867	55,228
Indirect automobile	9	—	—	9	492	501
Other	4	2	5	11	1,676	1,687
Total	$9,787	$1,380	$2,675	$13,842	$1,216,033	$1,229,875

The Company did not have any loans that were past due 90 days or more and still accruing interest at March 31, 2017 or December 31, 2016.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at March 31, 2017 and December 31, 2016:

	Impaired Loans(1)
March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,358	$3,372	$—	$2,496
Multi-family and commercial	5,078	5,078	—	645
Commercial business - Other	590	590	—	578
Consumer:
Home equity	218	218	—	118
Other	—	—	—	5
Total impaired loans without valuation allowance	9,244	9,258	—	3,842

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,700	2,700	329	893
Multi-family and commercial	3,768	3,768	220	—
Commercial business - Other	95	95	62	95
Consumer - Home equity	179	277	53	179
Total impaired loans with valuation allowance	6,742	6,840	664	1,167
Total impaired loans	$15,986	$16,098	$664	$5,009

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport") merger and performing troubled debt restructurings. Some loans acquired with deteriorated credit quality have not been included as a result of sustained performance.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

	Impaired Loans(1)
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,960	$4,013	$—	$2,753
Multi-family and commercial	5,807	5,807	—	885
Commercial business - Other	512	512	—	498
Consumer - Home equity	174	174	—	174
Consumer - Indirect automobile	—	—	—	6
Total impaired loans without valuation allowance	10,453	10,506	—	4,316

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,489	2,489	306	672
Multi-family and commercial	3,789	3,789	240	171
Commercial business - Other	95	95	95	95
Consumer - Home equity	280	378	52	179
Total impaired loans with valuation allowance	6,653	6,751	693	1,117
Total impaired loans	$17,106	$17,257	$693	$5,433

(1) Includes loans acquired with deteriorated credit quality from the Newport merger and performing troubled debt restructurings. Some loans acquired with deteriorated credit quality have not been included as a result of sustained performance.

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At March 31, 2017 and December 31, 2016, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are advanced to those borrowers whose loans are deemed impaired without prior approval of the Loan Committee or the Board of Directors.

Additional information related to impaired loans is as follows:

	Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,340	$39	$6
Multi-family and commercial	8,793	124	11
Commercial business - Other	988	8	—
Consumer - Home equity	425	2	1
Consumer - Other	3	—	—
Total	$16,549	$173	$18

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

The following tables present the Company’s loans by risk rating at March 31, 2017 and December 31, 2016:

March 31, 2017	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$407,279	$1,263	$7,617	$—	$—	$416,159
Multi-family and commercial	—	421,868	13,493	13,576	—	—	448,937
Construction	—	23,939	—	—	—	—	23,939
Total real estate loans	—	853,086	14,756	21,193	—	—	889,035

Commercial Business:
SBA and USDA guaranteed	106,747	—	—	—	—	—	106,747
Time share	—	58,489	—	—	—	—	58,489
Condominium association	—	22,916	—	—	—	—	22,916
Medical loans	—	26,527	—	—	—	—	26,527
Other	—	81,239	4,040	2,553	—	—	87,832
Total commercial business loans	106,747	189,171	4,040	2,553	—	—	302,511

Consumer:
Home equity	—	55,106	41	443	—	—	55,590
Indirect automobile	—	335	—	—	—	—	335
Other	—	1,422	115	5	—	—	1,542
Total consumer loans	—	56,863	156	448	—	—	57,467
Total loans	$106,747	$1,099,120	$18,952	$24,194	$—	$—	$1,249,013

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

December 31, 2016	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$408,237	$1,174	$7,653	$—	$—	$417,064
Multi-family and commercial	—	393,225	14,018	14,425	—	—	421,668
Construction	—	36,026	—	—	—	—	36,026
Total real estate loans	—	837,488	15,192	22,078	—	—	874,758

Commercial Business:
SBA and USDA guaranteed	116,383	—	—	—	—	—	116,383
Time share	—	51,083	—	—	—	—	51,083
Condominium association	—	23,531	—	—	—	—	23,531
Medical loans	—	27,180	—	—	—	—	27,180
Other	—	73,474	3,741	2,309	—	—	79,524
Total commercial business loans	116,383	175,268	3,741	2,309	—	—	297,701

Consumer:
Home equity	—	54,683	46	499	—	—	55,228
Indirect automobile	—	501	—	—	—	—	501
Other	—	1,681	—	6	—	—	1,687
Total consumer loans	—	56,865	46	505	—	—	57,416
Total loans	$116,383	$1,069,621	$18,979	$24,892	$—	$—	$1,229,875

The following tables provide information on loans modified as TDRs during the three months ended March 31, 2017 and 2016. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended March 31,
	2017			2016
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$293	$—	1	$85	$—
Multi-family and commercial	—	—	—	1	1,448	—
Total	1	$293	$—	2	$1,533	$—

The following table provides the recorded investment, by type of modification, during the three months ended March 31, 2017 and 2016 for modified loans identified as TDRs.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Principal deferrals	$—	$85
Maturity only	293	1,448
Total	$293	$1,533

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

There were no TDRs in payment default within twelve months of restructure for the three months ended March 31, 2017 and 2016.

As of March 31, 2017, the Company held $1.8 million in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of March 31, 2017 and December 31, 2016.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2016	$3,522	$3,167	$355	$154	$3,013
Collections	(37)	(37)	—	(7)	(30)
Dispositions	(503)	(448)	(55)	—	(448)
Balance at March 31, 2017	$2,982	$2,682	$300	$147	$2,535

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,623	13,623
Leasehold improvements	10,314	10,731
Furniture and equipment	12,419	12,405
Construction in process	1,250	580
	42,352	42,085
Accumulated depreciation and amortization	(22,243)	(22,201)
Premises and equipment, net	$20,109	$19,884

At both March 31, 2017 and December 31, 2016, construction in process related to the construction, design and site costs associated with a new branch location. The Company had outstanding commitments related to the construction of the new branch location totaling $311,000 at March 31, 2017.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

Components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$46	$(16)	$30
Other comprehensive income	$46	$(16)	$30

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(986)	$335	$(651)
Accumulated other comprehensive loss	$(986)	$335	$(651)

	December 31, 2016
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(1,032)	$351	$(681)
Accumulated other comprehensive loss	$(1,032)	$351	$(681)

NOTE 7.  REGULATORY CAPITAL

The Company and the Bank are subject to regulatory capital requirements promulgated by federal bank regulatory agencies. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. Under Basel III capital requirements, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At March 31, 2017, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. Management believes no conditions or events have occurred since March 31, 2017 that would materially adversely change the Company’s and the Bank’s capital classifications.

Effective January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer exclusively composed of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer increases the three risk-based capital ratios and will be phased in over a multi-year schedule with full compliance in 2019. Management believes

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

the Company and the Bank's capital level will remain characterized as "well-capitalized" under the new rules. The Company and Bank's regulatory capital amounts and ratios at March 31, 2017 and December 31, 2016, compared to the FDIC's requirements for classification as a well capitalized institution and for minimum capital adequacy, were as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:
Company	$151,206	14.66%	$46,408	4.50%	$67,034	6.50%
Bank	142,664	13.85	46,354	4.50	66,956	6.50
Tier 1 Capital to Risk Weighted Assets:
Company	159,206	15.44	61,877	6.00	82,503	8.00
Bank	142,664	13.85	61,806	6.00	82,408	8.00
Total Capital to Risk Weighted Assets:
Company	171,635	16.64	82,502	8.00	103,128	10.00
Bank	155,093	15.06	82,407	8.00	103,009	10.00
Tier 1 Capital to Average Assets:
Company	159,206	10.24	62,190	4.00	77,738	5.00
Bank	142,664	9.22	61,894	4.00	77,368	5.00

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:
Company	$150,915	15.08%	$45,028	4.50%	$65,041	6.50%
Bank	141,673	14.17	44,978	4.50	64,968	6.50
Tier 1 Capital to Risk Weighted Assets:
Company	158,915	15.88	60,037	6.00	80,050	8.00
Bank	141,673	14.17	59,970	6.00	79,960	8.00
Total Capital to Risk Weighted Assets:
Company	171,187	17.11	80,050	8.00	100,062	10.00
Bank	153,945	15.40	79,960	8.00	99,950	10.00
Tier 1 Capital to Average Assets:
Company	158,915	10.50	60,562	4.00	75,702	5.00
Bank	141,673	9.41	60,248	4.00	75,310	5.00

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
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

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

Level 3:
Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include asets or liabilities whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as assets or liabilities for which the determination of fair value requires significant management judgment or estimation.

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
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2017.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$22,549	$41,225	$—	$63,774
Government-sponsored enterprises	—	11,336	—	11,336
Mortgage-backed securities	—	85,407	—	85,407
Collateralized debt obligation	—	—	1,123	1,123
Obligations of state and political subdivisions	—	1,000	—	1,000
Tax-exempt securities	—	3,182	—	3,182
Forward loan sale commitments and derivative loan commitments	—	—	75	75
Total assets	$22,549	$142,150	$1,198	$165,897

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$21,087	$43,209	$—	$64,296
Government-sponsored enterprises	—	11,364	—	11,364
Mortgage-backed securities	—	78,389	—	78,389
Collateralized debt obligation	—	—	1,157	1,157
Obligations of state and political subdivisions	—	1,000	—	1,000
Tax-exempt securities	—	3,161	—	3,161
Forward loan sale commitments and derivative loan commitments	—	—	136	136
Total assets	$21,087	$137,123	$1,293	$159,503

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$15	$15
Interest rate swap agreement	—	2	—	2
Total liabilities	$—	$2	$15	$17

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2016	$1,157	$121
Total realized losses included in net income	—	(46)
Total unrealized losses included in other comprehensive income	(34)	—
Balance at March 31, 2017	$1,123	$75

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at March 31, 2017 and December 31, 2016. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016.

	At March 31, 2017			At December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$573	$—	$—	$696
Other real estate owned	—	—	1,320	—	—	1,466
Total assets	$—	$—	$1,893	$—	$—	$2,162

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Impaired loans	$16	$48
Other real estate owned	16	8
Total losses	$32	$56

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
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2017 and December 31, 2016. The estimated fair value amounts at March 31, 2017 and December 31, 2016 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of March 31, 2017 and December 31, 2016, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$87,252	$87,252	$—	$—	$87,252
Available for sale securities	165,822	22,549	142,150	1,123	165,822
Loans held for sale	3,604	—	—	3,674	3,674
Loans receivable, net	1,239,310	—	—	1,234,177	1,234,177
Federal Home Loan Bank stock	12,231	—	—	12,231	12,231
Federal Reserve Bank stock	3,631	—	—	3,631	3,631
Accrued interest receivable	4,487	—	—	4,487	4,487
Financial Liabilities:
Deposits	1,176,303	—	—	1,179,289	1,179,289
Mortgagors' and investors' escrow accounts	3,150	—	—	3,150	3,150
Federal Home Loan Bank advances	214,432	—	213,869	—	213,869
Junior subordinated debt owed to unconsolidated trust	8,248	—	5,965	—	5,965
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	29	—	—	29	29
Forward loan sale commitments	46	—	—	46	46

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$73,186	$73,186	$—	$—	$73,186
Available for sale securities	159,367	21,087	137,123	1,157	159,367
Loans held for sale	1,393	—	—	1,584	1,584
Loans receivable, net	1,220,323	—	—	1,218,918	1,218,918
Federal Home Loan Bank stock	12,162	—	—	12,162	12,162
Federal Reserve Bank stock	3,624	—	—	3,624	3,624
Accrued interest receivable	4,435	—	—	4,435	4,435
Financial Liabilities:
Deposits	1,130,685	—	—	1,134,378	1,134,378
Mortgagors' and investors' escrow accounts	4,388	—	—	4,388	4,388
Federal Home Loan Bank advances	217,759	—	217,120	—	217,120
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,043	—	6,043
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	72	—	—	72	72
Forward loan sale commitments	64	—	—	64	64
Liabilities:
Derivative loan commitments	15	—	—	15	15
Interest rate swap agreement	2	—	2	—	2

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments
The Company had a stand-alone derivative financial instrument in the form of an interest rate swap agreement, which derives its value from underlying interest rates. This transaction involved both credit and market risk. The notional amount was an amount on which calculations, payments and the value of the derivative was based. The notional amount does not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, was reflected on the Company’s balance sheets as other assets and other liabilities. The Company was exposed to credit-related losses in the event of nonperformance by the counterparty to this agreement. The Company controls the credit risk of its financial contract through credit approvals, limits and monitoring procedures and does not expect any counterparty to fail its obligations.

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

Interest Rate Swap Agreement - In 2012, management entered into an interest rate swap agreement that does not meet the hedge accounting requirements of FASB's "Derivatives and Hedging" standard to manage the Company's exposure to interest rate movements and other identified risks. This agreement terminated on January 11, 2017.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

At December 31, 2016, information pertaining to the Company's interest rate swap agreement not designated as a hedge was as follows:

December 31, 2016

Notional amount	$15,000
Weighted average fixed pay rate	1.26%
Weighted average variable receive rate	0.88%
Weighted average maturity in years	0.0
Unrealized loss relating to interest rate swap	$2

The Company reported a loss in fair value of $1,000 on the interest rate swap not designated as a hedge in noninterest income for the three months ended March 31, 2016.

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

Forward Loan Sale Commitments - To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments.

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

With a "best efforts" contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016 AND DECEMBER 31, 2016

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at March 31, 2017 and December 31, 2016.

		March 31, 2017		December 31, 2016
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	$—	$—	$15,000	$(2)
Derivative loan commitments	Other Assets	4,057	29	12,607	57
Forward loan sale commitments	Other Assets	5,856	46	4,049	64

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2017 and December 31, 2016 and the results of operations for the three months ended March 31, 2017 and 2016. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the determination of allowance for loan losses, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2016 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Assets:
Summary. Assets increased $42.0 million, or 2.7%, to $1.59 billion at March 31, 2017, compared to $1.55 billion at December 31, 2016, principally due to increases of $19.0 million in net loans receivable, $14.1 million in cash and cash equivalents, $6.5 million in available for sale securities and $2.2 million in loans held for sale.

Loans Receivable, Net. Net loans increased $19.0 million primarily due to increases of $27.3 million in multi-family and commercial real estate loans, $8.3 million in other commercial business loans and $7.4 million in timeshare loans, offset by decreases of $12.1 million in construction loans and $9.6 million in SBA and USDA guaranteed loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 33.3% of the total loan portfolio at March 31, 2017 and decreased $905,000 to $416.2 million as compared to $417.1 million at December 31, 2016. Residential mortgage loan originations increased $9.1 million, or 59.1%, during the three months ended March 31, 2017 over the comparable period in 2016 as a result of increased activity in the housing market.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 35.9% of total loans at March 31, 2017 and increased $27.3 million, or 6.5%, during the first three months of 2017. Loan originations for multi-family and commercial real estate loans were $15.7 million for the three months ended March 31, 2017, representing an increase of $4.2 million, compared to the same period in 2016.

•
Construction. Construction loans, which include both residential and commercial construction loans, decreased $12.1 million to $23.9 million for the first three months of 2017 primarily due to the conversion of a $15.3 million commercial construction loan to a permanent commercial real estate loan.

•
Commercial Business. Commercial business loans represented 24.2% of total loans at March 31, 2017. Commercial business loans increased $4.8 million, or 1.6%, for the three months ended March 31, 2017 primarily due to increases of $8.3 million and $7.4 million in other commercial business loans and timeshare loans, respectively, partially offset by decreases of $9.6 million in SBA and USDA guaranteed loans. Commercial business loan originations increased $10.8 million as compared to the same period in 2016. At March 31, 2017, unfunded lines of credit related to time share lending totaled $22.4 million as a result of focused efforts within the time share industry.

•
Consumer. Consumer loans represented 4.6% of the Company’s total loan portfolio at March 31, 2017. Consumer loans increased $51,000 during the first three months of 2017 primarily as a result of an increase of $362,000 in home equity loans, offset by decreases of $166,000 and $145,000 in indirect automobile and other consumer loans, respectively. Loan originations for consumer loans totaled $6.6 million, representing an increase of $1.3 million, for the first three months of 2017 over the comparable period in 2016.

The allowance for loan losses totaled $12.0 million at March 31, 2017 compared to $11.8 million at December 31, 2016. The ratio of the allowance for loan losses to total loans remained at 0.96% at March 31, 2017 as compared to December 31, 2016.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	March 31 2017	December 31, 2016
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,389	$3,425
Multi-family and commercial	645	1,056
Total real estate loans	4,034	4,481
Commercial business loans	673	593
Consumer loans:
Home equity	297	353
Other	5	6
Total consumer loans	302	359
Total nonaccrual loans	5,009	5,433
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	5,009	5,433
Other real estate owned, net (2)	1,320	1,466
Total nonperforming assets	6,329	6,899
Accruing troubled debt restructurings	9,747	9,982
Total nonperforming assets and troubled debt restructurings	$16,076	$16,881

Allowance for loan losses as a percent of nonperforming loans	239.57%	217.56%
Total nonperforming loans to total loans	0.40%	0.44%
Total nonperforming loans to total assets	0.31%	0.35%
Total nonperforming assets and troubled debt restructurings to total assets	1.01%	1.09%

(1) Includes nonperforming TDRs totaling $719,000 and $906,000 at March 31, 2017 and December 31, 2016, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The decrease in nonperforming loans was primarily due to decreases in nonperforming multi-family and commercial real estate loans of $411,000 and nonperforming home equity loans of $56,000. Nonperforming commercial business loans increased $80,000 during the three months ended March 31, 2017.

Other real estate owned decreased $146,000 to $1.3 million at March 31, 2017, due to the sale of one residential property and a reduction to the carrying value of another. At March 31, 2017, other real estate owned consisted of three residential properties and two commercial properties.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, maturity extensions, or a combination of these items. TDRs decreased to $10.5 million at March 31, 2017, compared to $10.9 million at December 31, 2016. Of the TDRs, $9.7 million and $10.0 million were performing in accordance with their restructured terms at March 31, 2017 and December 31, 2016, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $40.7 million, or 2.9%, to $1.43 billion at March 31, 2017 compared to $1.39 billion at December 31, 2016. Deposits increased $45.6 million, or 4.0%, which included increases in NOW and money market accounts of $27.9 million, certificates of deposit of $18.6 million and noninterest-bearing deposits of $1.5 million, offset by a decrease in savings accounts of $2.3 million. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings decreased $3.3 million from $226.0 million at December 31, 2016 to $222.7 million at March 31, 2017, resulting from repayments of Federal Home Loan Bank advances with funds from excess deposits.

Equity:
Summary. Shareholders’ equity increased $1.3 million from $164.7 million at December 31, 2016 to $166.1 million at March 31, 2017. The increase in shareholders' equity was primarily attributable to net income of $1.7 million, partially offset by dividends declared of $593,000.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised of the unrealized gains and losses on available for sale securities. The net unrealized losses on available for sale securities, net of taxes, totaled $651,000 at March 31, 2017 and $681,000 at December 31, 2016.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

General. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as fees earned from mortgage banking activities, fees from deposits, wealth management services and other fees. The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, FDIC deposit insurance and regulatory assessments, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company reported net income of $1.7 million for the three months ended March 31, 2017 compared to $1.5 million for the three months ended March 31, 2016.

Interest and Dividend Income. Total interest and dividend income increased $560,000, or 4.4%, to $13.2 million for the quarter ended March 31, 2017, compared to $12.6 million for the same period in 2016. The increase in interest and dividend income was primarily a result of increases in the average balance of loans and other interest-earning assets and the average yield earned on loans and other interest-earning assets. Interest income on loans and securities reflect net accretion of $11,000 and net amortization of $12,000 for the quarters ended March 31, 2017 and 2016, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the quarter ended March 31, 2017 increased two basis points to 3.63% compared to 3.61% for the quarter ended March 31, 2016. The average balance of interest-earning assets increased $79.6 million to $1.49 billion at March 31, 2017, due to increases of $73.5 million in the average balance of loans and $19.5 million in the average balance of other interest-earning assets, offset by a decrease of $13.3 million in the average balance of securities, compared to March 31, 2016.

Interest Expense. For the quarter ended March 31, 2017, interest expense increased $236,000, or 9.6%, primarily resulting from a higher average balance and higher average rate paid on deposits compared to the same quarter in 2016. Higher interest expense on interest-bearing liabilities reflect net accretion of $114,000 and $150,000 for the three months ended March 31, 2017 and 2016, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $40.9 million to $957.8 million for the quarter ended March 31, 2017 and the average rate paid increased six basis points to 0.74%, compared to the same period in 2016, primarily due to increases in the average balance of certificates of deposit of $34.7 million and NOW and money market accounts of $5.8 million. The average balance of FHLB advances decreased $12.2 million for the first quarter ended March 31, 2017, and the average rate paid increased 15 basis points to 1.69%. The average rate paid on subordinated debt increased 47 basis points to 2.66%, compared to the same period in 2016, due to increases in the three-month LIBOR rate.

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

	At or For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,244,285	$12,243	3.99%	$1,170,830	$11,571	3.97%
Securities (3)	181,322	939	2.10	194,666	1,020	2.11
Other interest-earning assets	61,746	118	0.78	42,271	56	0.53
Total interest-earning assets	1,487,353	13,300	3.63	1,407,767	12,647	3.61

Noninterest-earning assets	82,917			86,112
Total assets	$1,570,270			$1,493,879

Interest-bearing liabilities:
Deposits:
Business checking	$1,026	—	—	$742	—	—
NOW and money market	475,019	167	0.14	469,267	126	0.11
Savings (4)	35,654	28	0.32	35,501	24	0.27
Certificates of deposit (5)	446,061	1,555	1.41	411,340	1,399	1.37
Total interest-bearing deposits	957,760	1,750	0.74	916,850	1,549	0.68

Federal Home Loan Bank advances	215,782	900	1.69	228,015	874	1.54
Subordinated debt	8,248	54	2.66	8,248	45	2.19
Total interest-bearing liabilities	1,181,790	2,704	0.93	1,153,113	2,468	0.86

Noninterest-bearing liabilities	221,864			184,176
Total liabilities	1,403,654			1,337,289

Total shareholders' equity	166,616			156,590

Total liabilities and shareholders' equity	$1,570,270			$1,493,879

Net interest-earning assets	$305,563			$254,654

Tax equivalent net interest income (3)		10,596			10,179

Tax equivalent interest rate spread (6)			2.70%			2.75%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.89%			2.91%

Average of interest-earning assets to average interest-bearing liabilities			125.86%			122.08%

Less tax equivalent adjustment (3)		(98)			(5)

Net interest income		$10,498			$10,174

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

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

	Three Months Ended March 31, 2017 and 2016
	Increase (Decrease) Due To
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)(3)	$45	$627	$672
Securities (3)	(19)	(62)	(81)
Other interest-earning assets	42	20	62
Total interest-earning assets	68	585	653
Interest-bearing liabilities:
Interest expense:
Deposits (4)	88	113	201
Federal Home Loan Bank advances	69	(43)	26
Subordinated debt	9	—	9
Total interest-bearing liabilities	166	70	236
Change in net interest income	$(98)	$515	$417

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4) Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The provision for loan losses decreased $151,000 for the first quarter ended March 31, 2017 compared to the same period in 2016. At March 31, 2017, nonperforming loans decreased to $5.0 million compared to $6.8 million at March 31, 2016, resulting from decreases in nonperforming accruing loans past due 90 days or more of $1.5 million and multi-family and commercial real estate loans of $933,000, offset by an increase in nonperforming commercial business loans of $341,000 and nonperforming residential real estate loans of $270,000. Net loan recoveries were $20,000 for the quarter ended March 31, 2017, compared to net loan charge-offs of $40,000 for the quarter ended March 31, 2016, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2017	2016	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,684	$1,644	$40	2.4%
Wealth management fees	327	299	28	9.4
Increase in cash surrender value of bank-owned life insurance	130	141	(11)	(7.8)
Mortgage banking	155	270	(115)	(42.6)
Net loss on fair value of derivatives	—	(1)	1	(100.0)
Other	213	349	(136)	(39.0)
Total noninterest income	$2,509	$2,702	$(193)	(7.1)%

Noninterest income decreased $193,000 for the quarter ended March 31, 2017 compared to the same period in 2016, partly due to a decrease in other noninterest income of $136,000 resulting from a reduction in profit distributions from our investment in a small business investment company. Fees earned from mortgage banking activities were a result of decreases in gains on loans sold and derivative loan contracts. Service fees increased $40,000 for the quarter ended March 31, 2017 due to higher overdraft charges. Wealth management fees increased $28,000 for the first quarter of 2017 compared to the same period in 2016 as a result of fees from the sale of fixed annuities.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2017	2016	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,208	$5,178	$30	0.6%
Occupancy and equipment	1,776	1,743	33	1.9
Computer and electronic banking services	1,380	1,468	(88)	(6.0)
Outside professional services	401	635	(234)	(36.9)
Marketing and advertising	190	213	(23)	(10.8)
Supplies	134	168	(34)	(20.2)
FDIC deposit insurance and regulatory assessments	194	272	(78)	(28.7)
Core deposit intangible amortization	150	151	(1)	(0.7)
Other real estate operations	110	56	54	96.4
Other	799	382	417	109.2
Total noninterest expenses	$10,342	$10,266	$76	0.7%

Noninterest expenses increased $76,000 for the first quarter of 2017 compared to the same period in 2016, primarily due to fraudulent debit card transactions of $372,000. Outside professional services decreased $234,000 due to reductions in legal fees and consulting fees related to the noncompete agreements from the merger with

Newport. Computer and electronic banking expenses decreased $88,000 as a result of a reconfiguration of the telecommunication infrastructure. Regulatory assessments decreased $78,000 for the first quarter of 2017 due to a lower FDIC assessment rate.

Income Tax Provision. The provision for income taxes increased $28,000 for the quarter ended March 31, 2017 compared to the same period in 2016. The effective tax rate for the quarters ended March 31, 2017 and 2016 was 31.4% and 33.0%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $87.3 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $165.8 million at March 31, 2017. In addition, at March 31, 2017, the Bank had the ability to borrow an additional $59.8 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $214.4 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the three months ended March 31, 2017, the Bank originated $61.4 million of loans and purchased $14.0 million of securities and $11.2 million of loans. For the year ended December 31, 2016, the Bank originated $256.8 million of loans and purchased $29.5 million of securities and $37.7 million of loans.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $44.4 million for the three months ended March 31, 2017. FHLB advances decreased $3.3 million for the three months ended March 31, 2017 and $16.8 million for the year ended December 31, 2016. The decrease in borrowings for the first quarter of 2017 resulted from the net repayments of FHLB advances with excess deposits. Certificates of deposit due within one year of March 31, 2017 totaled $169.2 million, or 14.4% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company repurchased 9,311 shares of the Company's common stock at a cost of $138,000 during the first three months of 2017 and 13,806 shares of the Company’s common stock at a cost of $178,000 during the year ended December 31, 2016. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2016 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. The Company may repurchase shares of its common stock in the future. The Company’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes such restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At March 31, 2017, the Company had cash and cash equivalents of $7.7 million and available for sale securities of $7.0 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2016 and March 31, 2017.

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

Financial instruments whose contract amounts represent credit risk at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$16,006	$31,702
Undisbursed construction loans	5,926	8,426
Undisbursed home equity lines of credit	54,529	52,131
Undisbursed commercial lines of credit	53,060	54,023
Overdraft protection lines	1,332	1,306
Standby letters of credit	115	133
Total commitments	$130,968	$147,721

Future loan commitments at March 31, 2017 and December 31, 2016 included fixed-rate loan commitments of $5.0 million and $16.4 million, respectively, at interest rates ranging from 3.25% to 5.00% and 2.75% to 8.00%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At March 31, 2017, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $813,000.

For the three months ended March 31, 2017, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2016 Annual Report on Form 10-K.

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

In January 2012, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $15.0 million, whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed rate of 1.26%. The agreement was effective on January 11, 2012 and terminated on January 11, 2017. This agreement was not designated as a hedging instrument.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2017.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(5.88)%	(6.69)%
200 basis point increase in rates	1.83	0.54
300 basis point increase in rates	2.94	1.50

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) if rates decreased 100 basis points in the 12- and 24-month periods. Conversely, net interest income would be positively impacted in the 12- and 24-month periods if rates increased 200 basis points or 300 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, extending the duration of FHLB advances and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Management believes that any potential liability that may result from these legal proceedings would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially and adversely affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended March 31, 2017 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2017	—	$—	—	—
February 1 - 28, 2017	9,311	14.80	—	—
March 1 - 31, 2017	—	—	—	—
Total	9,311	$14.80	—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	May 9, 2017	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	May 9, 2017	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)