Form 10-Q
period 2017-06-30
SI Financial Group, Inc.
filed 2017-08-08
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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
Yes ☐    No  ☒

 As of August 4, 2017, there were 12,231,845 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	June 30, 2017	December 31, 2016
ASSETS:
Cash and due from banks:
Noninterest-bearing	$15,412	$18,225
Interest-bearing	79,890	54,961
Total cash and cash equivalents	95,302	73,186

Available for sale securities, at fair value	175,270	159,367
Loans held for sale	1,588	1,393
Loans receivable (net of allowance for loan losses of $12,147 at June 30, 2017 and $11,820 at December 31, 2016)	1,227,741	1,220,323
Federal Home Loan Bank stock, at cost	12,231	12,162
Federal Reserve Bank stock, at cost	3,631	3,624
Bank-owned life insurance	21,555	21,293
Premises and equipment, net	19,805	19,884
Goodwill and other intangibles	17,193	17,494
Accrued interest receivable	4,526	4,435
Deferred tax asset, net	9,507	9,658
Other real estate owned, net	1,043	1,466
Other assets	7,108	6,605
Total assets	$1,596,500	$1,550,890

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$216,919	$201,598
Interest-bearing	983,877	929,087
Total deposits	1,200,796	1,130,685

Mortgagors' and investors' escrow accounts	4,884	4,388
Federal Home Loan Bank advances	187,102	217,759
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	26,448	25,083
Total liabilities	1,427,478	1,386,163

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,226,345 and 12,212,904 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	122	122
Additional paid-in-capital	126,168	125,628
Unallocated common shares held by ESOP	(2,928)	(3,168)
Unearned restricted shares	(260)	(341)
Retained earnings	46,446	43,167
Accumulated other comprehensive loss	(526)	(681)
Total shareholders' equity	169,022	164,727
Total liabilities and shareholders' equity	$1,596,500	$1,550,890

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$12,282	$11,506	$24,432	$23,077
Securities:
Taxable interest	831	907	1,574	1,746
Tax-exempt interest	14	14	28	28
Dividends	177	171	354	333
Other	194	77	312	133
Total interest and dividend income	13,498	12,675	26,700	25,317

Interest expense:
Deposits	1,883	1,655	3,633	3,204
Federal Home Loan Bank advances	875	816	1,775	1,690
Subordinated debt and other borrowings	59	48	113	93
Total interest expense	2,817	2,519	5,521	4,987

Net interest income	10,681	10,156	21,179	20,330

Provision for loan losses	170	582	330	893

Net interest income after provision for loan losses	10,511	9,574	20,849	19,437

Noninterest income:
Service fees	1,758	1,569	3,442	3,213
Wealth management fees	192	302	519	601
Increase in cash surrender value of bank-owned life insurance	132	136	262	277
Mortgage banking	466	399	621	669
Net gain on fair value of derivatives	—	16	—	15
Net loss on disposal of equipment	—	(35)	—	(36)
Other	1,091	199	1,304	549
Total noninterest income	3,639	2,586	6,148	5,288

Noninterest expenses:
Salaries and employee benefits	5,225	4,643	10,433	9,821
Occupancy and equipment	1,700	1,703	3,476	3,446
Computer and electronic banking services	1,290	1,476	2,670	2,944
Outside professional services	392	379	793	1,014
Marketing and advertising	217	238	407	451
Supplies	128	121	262	289
FDIC deposit insurance and regulatory assessments	218	253	412	525
Core deposit intangible amortization	151	150	301	301
Other real estate owned operations	257	69	367	125
Other	445	548	1,244	930
Total noninterest expenses	10,023	9,580	20,365	19,846

Income before income tax provision	4,127	2,580	6,632	4,879
Income tax provision	1,285	852	2,071	1,610
Net income	$2,842	$1,728	$4,561	$3,269

Earnings per share:
Basic	$0.24	$0.15	$0.39	$0.28
Diluted	$0.24	$0.15	$0.38	$0.28

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$2,842	$1,728	$4,561	$3,269
Other comprehensive income, net of tax:
Net unrealized holding gains on available for sale securities	125	310	155	1,356
Other comprehensive income	125	310	155	1,356
Comprehensive income	$2,967	$2,038	$4,716	$4,625

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2016	12,212,904	$122	$125,628	$(3,168)	$(341)	$43,167	$(681)	$164,727
Comprehensive income	—	—	—	—	—	4,561	155	4,716
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(1,185)	—	(1,185)
Equity incentive plans compensation	—	—	178	—	81	—	—	259
Allocation of 24,318 ESOP shares	—	—	121	240	—	—	—	361
Stock options exercised	33,544	—	444	—	—	—	—	444
Common shares repurchased	(20,103)	—	(203)	—	—	(97)	—	(300)
Balance at June 30, 2017	12,226,345	$122	$126,168	$(2,928)	$(260)	$46,446	$(526)	$169,022

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,561	$3,269
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	330	893
Employee stock ownership plan expense	361	336
Equity incentive plan expense	259	461
Excess tax benefit from share-based compensation	—	(8)
Amortization of investment premiums and discounts, net	519	384
Amortization of loan premiums and discounts, net	588	736
Depreciation and amortization of premises and equipment	1,101	1,234
Amortization of core deposit intangible	301	301
Net gain on fair value of derivatives	—	(15)
Deferred income tax provision (benefit)	72	(81)
Loans originated for sale	(23,019)	(19,198)
Proceeds from sale of loans held for sale	23,127	16,073
Net gain on sales of loans held for sale	(466)	(532)
Net loss on disposal of equipment	—	36
Net loss on sales or write-downs of other real estate owned	392	2
Increase in cash surrender value of bank-owned life insurance	(262)	(277)
Change in operating assets and liabilities:
Accrued interest receivable	(91)	59
Other assets	(340)	(40)
Accrued expenses and other liabilities	1,365	(1,440)
Net cash provided by operating activities	8,798	2,193

Cash flows from investing activities:
Purchases of available for sale securities	(32,053)	(24,401)
Proceeds from maturities of and principal repayments on available for sale securities	15,865	13,070
Purchases of Federal Home Loan Bank stock	(69)	—
Purchases of Federal Reserve Bank stock	(7)	(3)
Redemption of Federal Home Loan Bank stock	—	504
Loan principal originations, net	10,811	21,503
Purchases of loans	(19,276)	(11,858)
Proceeds from sales of other real estate owned	160	270
Purchases of premises and equipment	(1,022)	(542)
Proceeds from bank-owned life insurance	—	1,201
Net cash used in investing activities	(25,591)	(256)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	70,111	58,815
Net increase in mortgagors' and investors' escrow accounts	496	627
Proceeds from Federal Home Loan Bank advances	14,500	3,000
Repayments of Federal Home Loan Bank advances	(45,157)	(29,681)
Excess tax benefit from share-based compensation	—	8
Cash dividends on common stock	(1,185)	(945)
Stock options exercised	281	37
Common shares repurchased	(137)	(37)
Net cash provided by financing activities	38,909	31,824

Net change in cash and cash equivalents	22,116	33,761
Cash and cash equivalents at beginning of period	73,186	40,778
Cash and cash equivalents at end of period	$95,302	$74,539

Supplemental cash flow information:
Interest paid	$5,534	$5,015
Income taxes paid, net	4,270	1,450
Transfer of loans to other real estate owned	129	350
Stock options exercised by net-share settlement	163	—

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its 24 offices in eastern Connecticut and Rhode Island. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans.  In addition, life insurance and annuities are offered to individuals and businesses through the Bank’s offices. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the year ending December 31, 2017 or for any other period.

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
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

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
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

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
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

development projects. Upon the completion of construction, the loan generally converts to a permanent mortgage loan. Credit risk is affected by cost overruns, whether estimates of the sale price of the property are correct, time to sell at an adequate price and market conditions.

•
Commercial Business – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and reduced viability of the industry in which the customer operates will have a negative impact on the credit quality in this segment. The Bank provides loans to investors in the time share industry, which are secured by consumer receivables, and provides loans for capital improvements to condominium associations, which are secured by the assigned rights to levy special assessments to condominium owners. Additionally, the Bank purchases loans primarily out of our market area from a company specializing in medical loan originations, which are secured by medical equipment.

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
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

Common Share Repurchases
The Company is chartered in Maryland. Maryland law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company is allocated to common stock, additional paid-in capital and retained earnings balances.

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606): In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance that improves the revenue recognition requirements for contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or entered into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Accordingly, the guidance does not apply to, among other things, the following: receivables (i.e. loans), debt and equity investments, equity method investments, joint ventures, derivatives and hedging, financial instruments and transfers and servicing. As significantly all of the Company's revenues are excluded from the scope of the guidance, adoption is not expected to have a material impact on the Company's consolidated financial statements. In August 2015, the FASB delayed the effective date for this guidance for one year to fiscal years beginning after December 15, 2017.

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

Leases (Topic 842): In February 2016, the FASB issued amended guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, based on the current level of long-term leases in place, this is not expected to be material to the Company's consolidated financial statements.

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

Financial Instruments - Credit Losses (Topic 326): In June 2016, the FASB issued guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The update will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available for sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to current accounting guidance, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The update also simplifies the accounting model for purchased credit-impaired debt securities and loans. Disclosure requirements under the update have been expanded to include the entity's assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by year of origination. The update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. Management has developed a focus team that is reviewing and monitoring additional developments and accounting guidance to determine the impact to the Company's consolidated financial statements. Management began evaluating the models and related requirements and is developing an implementation plan.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

Business Combinations - Clarifying the Definition of a Business (Topic 805): In January 2017, the FASB issued guidance to clarify the definition of a business. The amendments in this update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Compensation - Stock Compensation (Topic 718): In May 2017, the FASB issued guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 130,000 for the three and six months ended June 30, 2017 and 157,391 and 151,391 for the three and six months ended June 30, 2016, respectively.

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$2,842	$1,728	$4,561	$3,269

Weighted average common shares outstanding:
Basic	11,847,905	11,803,156	11,838,075	11,796,099
Effect of dilutive stock options	92,734	58,813	89,893	59,386
Diluted	11,940,639	11,861,969	11,927,968	11,855,485

Earnings per share:
Basic	$0.24	$0.15	$0.39	$0.28
Diluted	$0.24	$0.15	$0.38	$0.28

NOTE 3.  SECURITIES

Available for Sale Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$72,784	$42	$(608)	$72,218
Government-sponsored enterprises	9,235	77	(2)	9,310
Mortgage-backed securities:(1)
Agency - residential	88,739	392	(762)	88,369
Non-agency - residential	84	—	(5)	79
Collateralized debt obligation	1,097	10	—	1,107
Obligations of state and political subdivisions	1,000	—	—	1,000
Tax-exempt securities	3,129	58	—	3,187
Total available for sale securities	$176,068	$579	$(1,377)	$175,270

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

The amortized cost and fair value of debt securities by contractual maturities at June 30, 2017 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$13,481	$13,485
After 1 but within 5 years	21,640	21,665
After 5 but within 10 years	7,575	7,486
After 10 years	44,549	44,186
	87,245	86,822
Mortgage-backed securities	88,823	88,448
Total debt securities	$176,068	$175,270

There were no sales of available for sale securities for the three and six months ended June 30, 2017 and 2016.

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$25,603	$102	$26,982	$506	$52,585	$608
Government sponsored enterprises	299	2	—	—	299	2
Mortgage-backed securities:
Agency - residential	51,795	522	12,558	240	64,353	762
Non-agency - residential	—	—	79	5	79	5
Total	$77,697	$626	$39,619	$751	$117,316	$1,377

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$21,531	$227	$19,272	$503	$40,803	$730
Mortgage-backed securities:
Agency - residential	49,961	756	9,585	260	59,546	1,016
Non-agency - residential	—	—	87	6	87	6
Tax-exempt securities	1,121	6	—	—	1,121	6
Total	$72,613	$989	$28,944	$769	$101,557	$1,758

At June 30, 2017, 60 debt securities with gross unrealized losses had an aggregate depreciation of 1.16% of the Company’s amortized cost basis. The unrealized losses are primarily related to the Company’s U.S. Government and agency obligations and agency mortgage-backed securities. There were no investments deemed other-than-temporarily impaired for the three and six months ended June 30, 2017 and 2016. The following summarizes, by

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at June 30, 2017.

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

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$408,717	$417,064
Multi-family and commercial	448,692	421,668
Construction	25,838	36,026
Total real estate loans	883,247	874,758

Commercial business loans:
SBA and USDA guaranteed	102,640	116,383
Time share	48,907	51,083
Condominium association	26,207	23,531
Medical loans	26,787	27,180
Other	92,906	79,524
Total commercial business loans	297,447	297,701

Consumer loans:
Home equity	54,895	55,228
Indirect automobile	213	501
Other	1,689	1,687
Total consumer loans	56,797	57,416

Total loans	1,237,491	1,229,875

Deferred loan origination costs, net of fees	2,397	2,268
Allowance for loan losses	(12,147)	(11,820)
Loans receivable, net	$1,227,741	$1,220,323

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

The Company purchased commercial loans totaling $19.3 million during the six months ended June 30, 2017. For the twelve months ended December 31, 2016, the Company purchased commercial loans totaling $37.7 million.

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 are as follows:

Three Months Ended June 30, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,189	$6,139	$541	$3,397	$734	$12,000
Provision (credit) for loan losses	14	91	21	46	(2)	170
Loans charged-off	(22)	—	—	(14)	(1)	(37)
Recoveries of loans previously charged-off	—	—	—	10	4	14
Balance at end of period	$1,181	$6,230	$562	$3,439	$735	$12,147

Six Months Ended June 30, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,149	$5,724	$952	$3,266	$729	$11,820
Provision (credit) for loan losses	51	506	(390)	162	1	330
Loans charged-off	(22)	—	—	(14)	(1)	(37)
Recoveries of loans previously charged-off	3	—	—	25	6	34
Balance at end of period	$1,181	$6,230	$562	$3,439	$735	$12,147

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

Three Months Ended June 30, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,033	$5,202	$573	$2,674	$651	$10,133
Provision for loan losses	54	109	225	22	172	582
Loans charged-off	(61)	—	—	(35)	(117)	(213)
Recoveries of loans previously charged-off	—	109	—	32	—	141
Balance at end of period	$1,026	$5,420	$798	$2,693	$706	$10,643

Six Months Ended June 30, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,036	$5,033	$516	$2,625	$653	$9,863
Provision for loan losses	44	302	282	92	173	893
Loans charged-off	(82)	(24)	—	(68)	(120)	(294)
Recoveries of loans previously charged-off	28	109	—	44	—	181
Balance at end of period	$1,026	$5,420	$798	$2,693	$706	$10,643

Further information pertaining to the allowance for loan losses at June 30, 2017 and December 31, 2016 is as follows:

June 30, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$320	$260	$—	$1	$53	$634
Allowance for loans individually or collectively evaluated and not deemed to be impaired	861	5,970	562	3,438	682	11,513
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,181	$6,230	$562	$3,439	$735	$12,147

Loans individually evaluated and deemed to be impaired	$5,568	$6,978	$—	$797	$364	$13,707
Loans individually or collectively evaluated and not deemed to be impaired	402,761	439,373	25,838	296,650	56,433	1,221,055
Amount of loans acquired with deteriorated credit quality	388	2,341	—	—	—	2,729
Total loans	$408,717	$448,692	$25,838	$297,447	$56,797	$1,237,491

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

December 31, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$306	$240	$—	$95	$52	$693
Allowance for loans individually or collectively evaluated and not deemed to be impaired	843	5,484	952	3,171	677	11,127
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,149	$5,724	$952	$3,266	$729	$11,820

Loans individually evaluated and deemed to be impaired	$6,450	$7,257	$—	$607	$453	$14,767
Loans individually or collectively evaluated and not deemed to be impaired	410,221	411,637	36,026	297,094	56,963	1,211,941
Amount of loans acquired with deteriorated credit quality	393	2,774	—	—	—	3,167
Total loans	$417,064	$421,668	$36,026	$297,701	$57,416	$1,229,875

Past Due Loans
The following represents an aging of loans at June 30, 2017 and December 31, 2016:

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due		90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$51	$294		$1,446	$1,791	$406,926	$408,717
Multi-family and commercial	—	—		27	27	448,665	448,692
Construction	—	—		—	—	25,838	25,838
Commercial Business:
SBA and USDA guaranteed	—	577		—	577	102,063	102,640
Time share	—	—		—	—	48,907	48,907
Condominium association	—	—		—	—	26,207	26,207
Medical loans	—	14		—	14	26,773	26,787
Other	11	—	—	313	324	92,582	92,906
Consumer:
Home equity	261	—		179	440	54,455	54,895
Indirect automobile	5	—		—	5	208	213
Other	1	—		—	1	1,688	1,689
Total	$329	$885		$1,965	$3,179	$1,234,312	$1,237,491

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,781	$1,128	$1,547	$7,456	$409,608	$417,064
Multi-family and commercial	2,752	250	351	3,353	418,315	421,668
Construction	—	—	—	—	36,026	36,026
Commercial Business:
SBA and USDA guaranteed	1,628	—	—	1,628	114,755	116,383
Time share	—	—	—	—	51,083	51,083
Condominium association	—	—	—	—	23,531	23,531
Medical loans	—	—	—	—	27,180	27,180
Other	431	—	593	1,024	78,500	79,524
Consumer:
Home equity	182	—	179	361	54,867	55,228
Indirect automobile	9	—	—	9	492	501
Other	4	2	5	11	1,676	1,687
Total	$9,787	$1,380	$2,675	$13,842	$1,216,033	$1,229,875

The Company did not have any loans that were past due 90 days or more and still accruing interest at June 30, 2017 or December 31, 2016.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at June 30, 2017 and December 31, 2016:

	Impaired Loans(1)
June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,224	$3,260	$—	$2,278
Multi-family and commercial	5,055	5,055	—	654
Commercial Business:
Medical loans	14	28	—	14
Other	756	756	—	744
Consumer:
Home equity	185	185	—	85
Other	—	—	—	4
Total impaired loans without valuation allowance	9,234	9,284	—	3,779

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,344	2,344	320	623
Multi-family and commercial	3,838	3,838	260	95
Commercial business - Other	27	27	1	27
Consumer - Home equity	179	277	53	179
Total impaired loans with valuation allowance	6,388	6,486	634	924
Total impaired loans	$15,622	$15,770	$634	$4,703

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport") merger and performing troubled debt restructurings. Some loans acquired with deteriorated credit quality have not been included as a result of sustained performance. These loans amounted to $814,000 at June 30, 2017.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

(1) Includes loans acquired with deteriorated credit quality from the Newport merger and performing troubled debt restructurings. Some loans acquired with deteriorated credit quality have not been included as a result of sustained performance. These loans amounted to $828,000 at December 31, 2016.

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At June 30, 2017 and December 31, 2016, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are advanced to those borrowers whose loans are deemed impaired without prior approval of the Loan Committee or the Board of Directors.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

Additional information related to impaired loans is as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,985	$31	$3	$6,188	$70	$9
Multi-family and commercial	8,016	102	—	8,858	226	11
Commercial business:
Medical loans	7	—	—	3	—	—
Other	1,415	36	27	1,118	44	27
Consumer:
Home equity	381	1	—	422	3	1
Other	5	—	—	—	—	—
Total	$15,809	$170	$30	$16,591	$343	$48

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,736	$27	$—	$5,930	$51	$—
Multi-family and commercial	8,762	64	—	7,738	148	—
Commercial business - Other	680	—	—	637	—	—
Consumer - Home equity	327	1	—	222	2	1
Total	$15,505	$92	$—	$14,527	$201	$1

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
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

The following tables present the Company’s loans by risk rating at June 30, 2017 and December 31, 2016:

June 30, 2017	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$400,139	$1,534	$7,044	$—	$—	$408,717
Multi-family and commercial	—	424,819	13,121	10,752	—	—	448,692
Construction	—	25,838	—	—	—	—	25,838
Total real estate loans	—	850,796	14,655	17,796	—	—	883,247

Commercial Business:
SBA and USDA guaranteed	102,640	—	—	—	—	—	102,640
Time share	—	48,907	—	—	—	—	48,907
Condominium association	—	26,207	—	—	—	—	26,207
Medical loans	—	26,773	—	14	—	—	26,787
Other	—	86,725	3,857	2,324	—	—	92,906
Total commercial business loans	102,640	188,612	3,857	2,338	—	—	297,447

Consumer:
Home equity	—	54,413	37	445	—	—	54,895
Indirect automobile	—	213	—	—	—	—	213
Other	—	1,570	115	4	—	—	1,689
Total consumer loans	—	56,196	152	449	—	—	56,797
Total loans	$102,640	$1,095,604	$18,664	$20,583	$—	$—	$1,237,491

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

December 31, 2016	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$408,237	$1,174	$7,653	$—	$—	$417,064
Multi-family and commercial	—	393,225	14,018	14,425	—	—	421,668
Construction	—	36,026	—	—	—	—	36,026
Total real estate loans	—	837,488	15,192	22,078	—	—	874,758

Commercial Business:
SBA and USDA guaranteed	116,383	—	—	—	—	—	116,383
Time share	—	51,083	—	—	—	—	51,083
Condominium association	—	23,531	—	—	—	—	23,531
Medical loans	—	27,180	—	—	—	—	27,180
Other	—	73,474	3,741	2,309	—	—	79,524
Total commercial business loans	116,383	175,268	3,741	2,309	—	—	297,701

Consumer:
Home equity	—	54,683	46	499	—	—	55,228
Indirect automobile	—	501	—	—	—	—	501
Other	—	1,681	—	6	—	—	1,687
Total consumer loans	—	56,865	46	505	—	—	57,416
Total loans	$116,383	$1,069,621	$18,979	$24,892	$—	$—	$1,229,875

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

The following tables provide information on loans modified as TDRs during the three and six months ended June 30, 2017 and 2016. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended June 30,
	2017			2016
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	—	$—	$—	1	$57	$—
Multi-family and commercial	2	239	54	3	2,688	234
Commercial business - other	—	—	—	3	865	—
Total	2	$239	$54	7	$3,610	$234

	Six Months Ended June 30,
	2017			2016
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	—	$—	$—	2	$143	$—
Multi-family and commercial	2	239	54	4	4,128	234
Commercial business - other	1	293	—	3	865	—
Total	3	$532	$54	9	$5,136	$234

The following table provides the recorded investment, by type of modification, during the three and six months ended June 30, 2017 and 2016 for modified loans identified as TDRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Principal deferrals	$—	$—	$—	$86
Combination of rate and maturity (1)	239	3,382	239	3,382
Maturity only	—	228	293	1,668
Total	$239	$3,610	$532	$5,136

(1) Terms include combination of interest rate adjustments and extensions of maturity.

During the three and six months ended June 30, 2017, there was one TDR totaling $2,000 in payment default within twelve months of restructure. There were two commercial loans totaling $330,000 that were modified as TDRs that were in payment default within twelve months of restructure for the three and six months ended June 30, 2016.

As of June 30, 2017, the Company held $1.5 million in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of June 30, 2017 and December 31, 2016.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2016	$3,522	$3,167	$355	$154	$3,013
Additions	—	77	(77)	77	—
Collections	(67)	(67)	—	(12)	(55)
Dispositions	(503)	(448)	(55)	—	(448)
Balance at June 30, 2017	$2,952	$2,729	$223	$219	$2,510

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,673	13,623
Leasehold improvements	11,578	10,731
Furniture and equipment	12,563	12,405
Construction in process	—	580
	42,560	42,085
Accumulated depreciation and amortization	(22,755)	(22,201)
Premises and equipment, net	$19,805	$19,884

At December 31, 2016, construction in process related to the construction, design and site costs associated with a new branch location.

NOTE 6.  OTHER COMPREHENSIVE INCOME

Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items, along with net income, are components of comprehensive income.

Components of other comprehensive income and related tax effects are as follows:

	Six Months Ended June 30, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$234	$(79)	$155
Other comprehensive income	$234	$(79)	$155

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(798)	$272	$(526)
Accumulated other comprehensive loss	$(798)	$272	$(526)

	December 31, 2016
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(1,032)	$351	$(681)
Accumulated other comprehensive loss	$(1,032)	$351	$(681)

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

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At June 30, 2017, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. Management believes no conditions or events have occurred since June 30, 2017 that would materially adversely change the Company’s and the Bank’s capital classifications.

Effective January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer exclusively composed of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer increases the three risk-based capital ratios and will be phased in over a multi-year schedule with full compliance in 2019. Management believes the Company and the Bank's capital level will remain characterized as "well-capitalized" under the new rules. The Company and Bank's regulatory capital amounts and ratios at June 30, 2017 and December 31, 2016, compared to the FDIC's requirements for classification as a well capitalized institution and for minimum capital adequacy, were as follows:

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:
Company	$154,179	15.07%	$46,049	4.50%	$66,515	6.50%
Bank	145,826	14.27	45,983	4.50	66,420	6.50
Tier 1 Capital to Risk Weighted Assets:
Company	162,179	15.85	61,399	6.00	81,865	8.00
Bank	145,826	14.27	61,310	6.00	81,747	8.00
Total Capital to Risk Weighted Assets:
Company	174,764	17.08	81,866	8.00	102,332	10.00
Bank	158,411	15.50	81,747	8.00	102,184	10.00
Tier 1 Capital to Average Assets:
Company	162,179	10.31	62,947	4.00	78,684	5.00
Bank	145,826	9.32	62,593	4.00	78,241	5.00

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:
Company	$150,915	15.08%	$45,028	4.50%	$65,041	6.50%
Bank	141,673	14.17	44,978	4.50	64,968	6.50
Tier 1 Capital to Risk Weighted Assets:
Company	158,915	15.88	60,037	6.00	80,050	8.00
Bank	141,673	14.17	59,970	6.00	79,960	8.00
Total Capital to Risk Weighted Assets:
Company	171,187	17.11	80,050	8.00	100,062	10.00
Bank	153,945	15.40	79,960	8.00	99,950	10.00
Tier 1 Capital to Average Assets:
Company	158,915	10.50	60,562	4.00	75,702	5.00
Bank	141,673	9.41	60,248	4.00	75,310	5.00

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
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

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
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2017.

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$24,514	$47,704	$—	$72,218
Government-sponsored enterprises	—	9,310	—	9,310
Mortgage-backed securities	—	88,448	—	88,448
Collateralized debt obligation	—	—	1,107	1,107
Obligations of state and political subdivisions	—	1,000	—	1,000
Tax-exempt securities	—	3,187	—	3,187
Forward loan sale commitments and derivative loan commitments	—	—	94	94
Total assets	$24,514	$149,649	$1,201	$175,364

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$21,087	$43,209	$—	$64,296
Government-sponsored enterprises	—	11,364	—	11,364
Mortgage-backed securities	—	78,389	—	78,389
Collateralized debt obligation	—	—	1,157	1,157
Obligations of state and political subdivisions	—	1,000	—	1,000
Tax-exempt securities	—	3,161	—	3,161
Forward loan sale commitments and derivative loan commitments	—	—	136	136
Total assets	$21,087	$137,123	$1,293	$159,503

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$15	$15
Interest rate swap agreement	—	2	—	2
Total liabilities	$—	$2	$15	$17

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2016	$1,157	$121
Total realized losses included in net income	—	(27)
Total unrealized losses included in other comprehensive income	(50)	—
Balance at June 30, 2017	$1,107	$94

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at June 30, 2017 and December 31, 2016. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016.

	At June 30, 2017			At December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$644	$—	$—	$696
Other real estate owned	—	—	1,043	—	—	1,466
Total assets	$—	$—	$1,687	$—	$—	$2,162

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Impaired loans	$90	$167	$139	$239
Other real estate owned	181	—	197	8
Total losses	$271	$167	$336	$247

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

realized in a sales transaction at June 30, 2017 and December 31, 2016. The estimated fair value amounts at June 30, 2017 and December 31, 2016 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of June 30, 2017 and December 31, 2016, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$95,302	$95,302	$—	$—	$95,302
Available for sale securities	175,270	24,514	149,649	1,107	175,270
Loans held for sale	1,588	—	—	1,605	1,605
Loans receivable, net	1,227,741	—	—	1,223,476	1,223,476
Federal Home Loan Bank stock	12,231	—	—	12,231	12,231
Federal Reserve Bank stock	3,631	—	—	3,631	3,631
Accrued interest receivable	4,526	—	—	4,526	4,526
Financial Liabilities:
Deposits	1,200,796	—	—	1,203,245	1,203,245
Mortgagors' and investors' escrow accounts	4,884	—	—	4,884	4,884
Federal Home Loan Bank advances	187,102	—	186,917	—	186,917
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,140	—	6,140
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	68	—	—	68	68
Forward loan sale commitments	26	—	—	26	26

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

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
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

At December 31, 2016, information pertaining to the Company's interest rate swap agreement not designated as a hedge was as follows:

December 31, 2016
(Dollars in Thousands)
Notional amount	$15,000
Weighted average fixed pay rate	1.26%
Weighted average variable receive rate	0.88%
Weighted average maturity in years	0.0
Unrealized loss relating to interest rate swap	$2

The Company reported a gain in fair value on the interest rate swap not designated as a hedge in noninterest income of $16,000 and $15,000 for the three and six months ended June 30, 2016, respectively.

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
JUNE 30, 2017 AND 2016 AND DECEMBER 31, 2016

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at June 30, 2017 and December 31, 2016.

		June 30, 2017		December 31, 2016
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	$—	$—	$15,000	$(2)
Derivative loan commitments	Other Assets	6,738	68	12,607	57
Forward loan sale commitments	Other Assets	4,453	26	4,049	64

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2017 and December 31, 2016 and the results of operations for the three and six months ended June 30, 2017 and 2016. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board; the quality and composition of the loan and investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims, any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the determination of allowance for loan losses, deferred income taxes and the impairment of long-lived assets, such as goodwill and other intangibles, to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2016 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Assets:
Summary. Assets increased $45.6 million, or 2.9%, to $1.60 billion at June 30, 2017, compared to $1.55 billion at December 31, 2016, principally due to increases of $22.1 million in cash and cash equivalents, $15.9 million in available for sale securities and $7.4 million in net loans receivable. Funds from excess deposits contributed to the increase in cash and cash equivalents and available for sale securities.

Loans Receivable, Net. Net loans increased $7.4 million primarily due to increases of $27.0 million in multi-family and commercial real estate loans and $13.4 million in other commercial business loans, offset by decreases of $13.7 million in SBA and USDA guaranteed loans, $10.2 million in construction loans and $8.3 million in residential mortgage loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 33.0% of the total loan portfolio at June 30, 2017 and decreased $8.3 million to $408.7 million as compared to $417.1 million at December 31, 2016. Residential mortgage loan originations increased $10.1 million, or 24.1%, during the six months ended June 30, 2017 over the comparable period in 2016 as a result of increased activity in the housing market.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 36.3% of total loans at June 30, 2017 and increased $27.0 million, or 6.4%, during the first half of 2017, partially due to the conversion of a $15.3 million commercial construction loan to a permanent commercial real estate loan. Loan originations for multi-family and commercial real estate loans were $21.0 million, representing a decrease of $3.8 million, during the first half of 2017 compared to the same period in 2016.

•
Construction. Construction loans, which include both residential and commercial construction loans, decreased $10.2 million to $25.8 million for the first half of 2017 primarily due to the conversion of a $15.3 million commercial construction loan to a permanent commercial real estate loan.

•
Commercial Business. Commercial business loans represented 24.0% of total loans at June 30, 2017. Commercial business loans decreased $254,000, or 0.1%, for the first half of 2017 primarily due to decreases of $13.7 million in SBA and USDA guaranteed loans and $2.2 million in timeshare loans, offset by an increase of $13.4 million in other commercial business loans and $2.7 million in condominium association loans. Commercial business purchased loans and loan originations increased $7.4 million and $21.4 million, respectively, as compared to the same period in 2016. At June 30, 2017, unfunded lines of credit related to time share lending totaled $27.6 million as a result of focused efforts within the time share industry.

•
Consumer. Consumer loans represented 4.6% of the Company’s total loan portfolio at June 30, 2017. Consumer loans decreased $619,000 during the first first half of 2017 primarily as a result of decreases of $333,000 in home equity loans and $288,000 in indirect automobile loans. Loan originations for consumer loans totaled $13.8 million, representing an increase of $734,000, for the first half of 2017 over the comparable period in 2016.

The allowance for loan losses totaled $12.1 million at June 30, 2017 compared to $11.8 million at December 31, 2016. The ratio of the allowance for loan losses to total loans increased to 0.98% at June 30, 2017 from 0.96% at December 31, 2016, primarily due to the provision incurred in the period from increases in the commercial real estate loan portfolio, which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in the portfolio, a decrease in SBA and USDA loans, which because of the government guarantee on these loans, does not require a corresponding allowance for loan losses, and $3,000 of net charge-offs for the period.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	June 30, 2017	December 31, 2016
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$2,901	$3,425
Multi-family and commercial	749	1,056
Total real estate loans	3,650	4,481
Commercial business loans:
Medical Loans	14	—
Other	771	593
Total commercial business loans	785	593
Consumer loans:
Home equity	264	353
Other	4	6
Total consumer loans	268	359
Total nonaccrual loans	4,703	5,433
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	4,703	5,433
Other real estate owned, net (2)	1,043	1,466
Total nonperforming assets	5,746	6,899
Accruing troubled debt restructurings	9,861	9,982
Total nonperforming assets and troubled debt restructurings	$15,607	$16,881

Allowance for loan losses as a percent of nonperforming loans	258.28%	217.56%
Total nonperforming loans to total loans	0.38%	0.44%
Total nonperforming loans to total assets	0.29%	0.35%
Total nonperforming assets and troubled debt restructurings to total assets	0.98%	1.09%

(1) Includes nonperforming TDRs totaling $656,000 and $906,000 at June 30, 2017 and December 31, 2016, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The decrease in nonperforming loans was primarily due to decreases in nonperforming residential - 1 to 4 family loans of $524,000, multi-family and commercial real estate loans of $307,000 and nonperforming home equity loans of $89,000. Nonperforming commercial business loans increased $178,000 during the six months ended June 30, 2017.

Other real estate owned decreased $423,000 to $1.0 million at June 30, 2017, due to the sale of three residential properties and a reduction to the carrying value of three residential and one commercial property, offset by the addition of a residential property. At June 30, 2017, other real estate owned consisted of two residential properties and two commercial properties.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, maturity extensions, or a combination of these items. TDRs decreased to $10.5 million at June 30, 2017, compared to $10.9 million at December 31, 2016. Of the TDRs, $9.9 million and $10.0 million were performing in accordance with their restructured terms at June 30, 2017 and December 31, 2016, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $41.3 million, or 3.0%, to $1.43 billion at June 30, 2017 compared to $1.39 billion at December 31, 2016. Deposits increased $70.1 million, or 6.2%, which included increases in NOW and money market accounts of $32.5 million, certificates of deposit of $23.8 million and noninterest-bearing deposits of $15.3 million, offset by a decrease in savings accounts of $1.6 million. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings decreased $30.7 million from $226.0 million at December 31, 2016 to $195.4 million at June 30, 2017, resulting from repayments of Federal Home Loan Bank advances with funds from excess deposits.

Equity:
Summary. Shareholders’ equity increased $4.3 million from $164.7 million at December 31, 2016 to $169.0 million at June 30, 2017. The increase in shareholders' equity was primarily attributable to net income of $4.6 million, partially offset by dividends paid of $1.2 million.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised of the unrealized gains and losses on available for sale securities. The net unrealized losses on available for sale securities, net of taxes, totaled $526,000 at June 30, 2017 and $681,000 at December 31, 2016.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

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

Summary. The Company reported net income of $2.8 million for the three months ended June 30, 2017 compared to $1.7 million for the three months ended June 30, 2016. The Company reported net income of $4.6 million for the six months ended June 30, 2017 compared to $3.3 million for the six months ended June 30, 2016.

Interest and Dividend Income. Total interest and dividend income increased $823,000, or 6.5%, to $13.5 million for the quarter ended June 30, 2017, compared to $12.7 million for the same period in 2016. The increase in interest and dividend income was primarily a result of increases in the average balance of loans and the average yield earned on loans and other interest-earning assets. Interest income on loans and securities reflect net amortization of $12,000 and $10,000 for the quarters ended June 30, 2017 and 2016, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the quarter ended June 30, 2017 increased five basis points to 3.62% compared to 3.57% for the quarter ended June 30, 2016, primarily due to a 50 basis point increase in the yield on other interest-earning assets. The average balance of interest-earning assets increased $78.7 million to $1.51 billion at June 30, 2017, due to increases of $75.5 million in the average balance of loans and $16.9 million in the average balance of other interest-earning assets, offset by a decrease of $13.7 million in the average balance of securities, compared to June 30, 2016.

Total interest and dividend income increased $1.4 million or 5.5%, to $26.7 million for the six months ended June 30, 2017, compared to the same period in 2016. The increase in interest and dividend income was primarily due to the higher average balance of loans and the average yield earned on loans and other interest-earning assets versus the same period in 2016. Interest income on loans and securities reflect net amortization of $1,000 and

$22,000 for the six months ended June 30, 2017 and 2016, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the six months ended June 30, 2017 increased three basis points to 3.62% compared to 3.59% for the six months ended June 30, 2016, primarily due to a 39 basis point increase in the yield on other interest-earning assets. The average balance of interest-earning assets increased $79.2 million to $1.50 billion during the first half of 2017, due to increases of $74.5 million in the average balance of loans and $18.2 million in the average balance of other interest-earning assets, offset by a decrease of $13.5 million in the average balance of securities, as compared to the same period in 2016.

Interest Expense. For the quarter ended June 30, 2017, interest expense increased $298,000, or 11.8%, primarily resulting from a higher average balance and higher average rate paid on deposits compared to the same quarter in 2016. Higher interest expense on interest-bearing liabilities reflect net accretion of $109,000 and $129,000 for the three months ended June 30, 2017 and 2016, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $35.5 million to $982.7 million for the quarter ended June 30, 2017 and the average rate paid increased seven basis points to 0.77%, compared to the same period in 2016, primarily due to increases in the average balance of certificates of deposit of $25.1 million and NOW and money market accounts of $10.8 million. The average balance of FHLB advances decreased $10.0 million for the three months ended June 30, 2017, and the average rate paid increased 19 basis points to 1.73%. The average rate paid on subordinated debt increased 53 basis points to 2.87%, compared to the same period in 2016, due to increases in the three-month LIBOR rate.

Interest expense increased $534,000, or 10.7%, for the six months ended June 30, 2017, resulting from higher average balances and higher average rates paid on deposits compared to the same period in 2016. Higher interest expense on interest-bearing liabilities reflect net accretion of $223,000 and $279,000 for the six months ended June 30, 2017 and 2016, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $38.3 million to $970.3 million for six months ended June 30, 2017 and the average rate paid increased seven basis points to 0.76%, compared to the same period in 2016. Increases in the average balance of certificates of deposit and NOW and money market deposits totaled $30.0 million and $8.3 million, respectively, while the average balance of savings accounts decreased $289,000 compared to the first half of 2016. The average balance of FHLB advances decreased $11.2 million for the six months ended June 30, 2017, while the average rate paid increased 17 basis points to 1.71%. The average rate paid on subordinated debt increased 49 basis points to 2.76%, compared to the same period in 2016, due to increases in the three-month LIBOR rate.

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

	At or For the Three Months Ended June 30,
	2017			2016
	Average Balance	Interest & Dividends	Average Yield/ Rate (8)	Average Balance	Interest & Dividends	Average Yield/ Rate (8)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,240,772	$12,385	4.00%	$1,165,270	$11,506	3.97%
Securities (3)	188,865	1,027	2.18	202,556	1,097	2.18
Other interest-earning assets	77,175	194	1.01	60,316	77	0.51
Total interest-earning assets	1,506,812	13,606	3.62	1,428,142	12,680	3.57

Noninterest-earning assets	82,245			85,428
Total assets	$1,589,057			$1,513,570

Interest-bearing liabilities:
Deposits:
Business checking	$1,028	—	—	$712	—	—
NOW and money market	487,113	201	0.17	476,332	126	0.11
Savings (4)	36,505	35	0.38	37,240	24	0.26
Certificates of deposit (5)	458,065	1,647	1.44	432,949	1,505	1.40
Total interest-bearing deposits	982,711	1,883	0.77	947,233	1,655	0.70

Federal Home Loan Bank advances	202,484	875	1.73	212,526	816	1.54
Subordinated debt	8,248	59	2.87	8,248	48	2.34
Total interest-bearing liabilities	1,193,443	2,817	0.95	1,168,007	2,519	0.87

Noninterest-bearing liabilities	226,776			186,813
Total liabilities	1,420,219			1,354,820

Total shareholders' equity	168,838			158,750

Total liabilities and shareholders' equity	$1,589,057			$1,513,570

Net interest-earning assets	$313,369			$260,135

Tax equivalent net interest income (3)		10,789			10,161

Tax equivalent interest rate spread (6)			2.67%			2.70%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.87%			2.86%

Average of interest-earning assets to average interest-bearing liabilities			126.26%			122.27%

Less tax equivalent adjustment (3)		(108)			(5)

Net interest income		$10,681			$10,156

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.
(8) Annualized.

	At or For the Six Months Ended June 30,
	2017			2016
	Average Balance	Interest & Dividends	Average Yield/ Rate (8)	Average Balance	Interest & Dividends	Average Yield/ Rate (8)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,242,520	$24,628	4.00%	$1,168,051	$23,077	3.97%
Securities (3)	185,114	1,966	2.14	198,610	2,117	2.14
Other interest-earning assets	69,503	312	0.91	51,294	133	0.52
Total interest-earning assets	1,497,137	26,906	3.62	1,417,955	25,327	3.59

Noninterest-earning assets	82,560			85,746
Total assets	$1,579,697			$1,503,701

Interest-bearing liabilities:
Deposits:
Business checking	$1,027	—	—	$727	—	—
NOW and money market	481,099	368	0.15	472,799	252	0.11
Savings (4)	36,082	63	0.35	36,371	48	0.27
Certificates of deposit (5)	452,097	3,202	1.43	422,145	2,904	1.38
Total interest-bearing deposits	970,305	3,633	0.76	932,042	3,204	0.69

Federal Home Loan Bank advances	209,096	1,775	1.71	220,270	1,690	1.54
Subordinated debt	8,248	113	2.76	8,248	93	2.27
Total interest-bearing liabilities	1,187,649	5,521	0.94	1,160,560	4,987	0.86

Noninterest-bearing liabilities	224,315			185,357
Total liabilities	1,411,964			1,345,917

Total shareholders' equity	167,733			157,784

Total liabilities and shareholders' equity	$1,579,697			$1,503,701

Net interest-earning assets	$309,488			$257,395

Tax equivalent net interest income (3)		21,385			20,340

Tax equivalent interest rate spread (6)			2.68%			2.73%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.88%			2.88%

Average of interest-earning assets to average interest-bearing liabilities			126.06%			122.18%

Less tax equivalent adjustment (3)		(206)			(10)

Net interest income		$21,179			$20,330

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

	Three Months Ended June 30, 2017 and 2016			Six Months Ended June 30, 2017 and 2016
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)(3)	$168	$711	$879	$134	$1,417	$1,551
Securities (3)	1	(71)	(70)	(12)	(139)	(151)
Other interest-earning assets	100	17	117	143	36	179
Total interest-earning assets	269	657	926	265	1,314	1,579
Interest-bearing liabilities:
Interest expense:
Deposits (4)	143	85	228	220	209	429
Federal Home Loan Bank advances	97	(38)	59	167	(82)	85
Subordinated debt	11	—	11	20	—	20
Total interest-bearing liabilities	251	47	298	407	127	534
Change in net interest income	$18	$610	$628	$(142)	$1,187	$1,045

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

Provision for Loan Losses. The provision for loan losses decreased $412,000 and $563,000 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to reductions in nonperforming loans and net loan charge-offs. At June 30, 2017, nonperforming loans decreased to $4.7 million compared to $7.0 million at June 30, 2016, resulting from a decrease in nonperforming multi-family and commercial real estate loans of $1.0 million, offset by an increase in nonperforming commercial business loans of $484,000. In addition, a nonperforming accruing loan past due 90 days or more of $1.5 million guaranteed by the U.S. government was included in the balance at June 30, 2016. Net loan charge-offs were $23,000 and $3,000 for the three and six months ended June 30, 2017, respectively, consisting primarily of residential real estate loan charge-offs, compared to $72,000 and $113,000 for the three and six months ended June 30, 2016, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,758	$1,569	$189	12.0%	$3,442	$3,213	$229	7.1%
Wealth management fees	192	302	(110)	(36.4)	519	601	(82)	(13.6)
Increase in cash surrender value of bank-owned life insurance	132	136	(4)	(2.9)	262	277	(15)	(5.4)
Mortgage banking	466	399	67	16.8	621	669	(48)	(7.2)
Net loss on disposal of equipment	—	(35)	35	(100.0)	—	(36)	36	(100.0)
Net gain on fair value of derivatives	—	16	(16)	(100.0)	—	15	(15)	(100.0)
Other	1,091	199	892	448.2	1,304	549	755	137.5
Total noninterest income	$3,639	$2,586	$1,053	40.7%	$6,148	$5,288	$860	16.3%

Noninterest income increased $1.1 million to $3.6 million and $860,000 to $6.1 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. Contributing to the higher noninterest income for the three and six months ended June 30, 2017 was a pre-tax gain of $795,000 on the sale of the Company's trust and asset management business in May 2017 included in other noninterest income. Service fees increased $189,000 and $229,000 for the three and six months ended June 30, 2017, respectively, due to higher overdraft charges. Fees earned from mortgage banking activities increased $67,000 for the quarter ended June 30, 2017 due to a higher volume of loan sales as well as an increase in the gains on loans sold and decreased $48,000 for the six months ended June 30, 2017 primarily as a result of decreases in derivative loan commitments versus the comparable periods in 2016. Wealth management fees decreased $110,000 and $82,000 for the three and six months ended June 30, 2017, respectively, versus the comparable periods in the prior year as a result of the sale of the Company's trust and asset management business.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,225	$4,643	$582	12.5%	$10,433	$9,821	$612	6.2%
Occupancy and equipment	1,700	1,703	(3)	(0.2)	3,476	3,446	30	0.9
Computer and electronic banking services	1,290	1,476	(186)	(12.6)	2,670	2,944	(274)	(9.3)
Outside professional services	392	379	13	3.4	793	1,014	(221)	(21.8)
Marketing and advertising	217	238	(21)	(8.8)	407	451	(44)	(9.8)
Supplies	128	121	7	5.8	262	289	(27)	(9.3)
FDIC deposit insurance and regulatory assessments	218	253	(35)	(13.8)	412	525	(113)	(21.5)
Core deposit intangible amortization	151	150	1	0.7	301	301	—	—
Other real estate operations	257	69	188	272.5	367	125	242	193.6
Other	445	548	(103)	(18.8)	1,244	930	314	33.8
Total noninterest expenses	$10,023	$9,580	$443	4.6%	$20,365	$19,846	$519	2.6%

Noninterest expenses increased $443,000 and $519,000 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to an increase in salaries and benefits of

$582,000 and $612,000 for the three and six months ended June 30, 2017, respectively, compared to lower deferred compensation resulting from a post-retirement benefit payout for the same periods in 2016. Other noninterest expense increased $314,000 for the six months ended June 30, 2017 primarily due to fraudulent debit card transactions of $373,000, but decreased $103,000 for the quarter ended June 30, 2017 compared to the same periods in 2016. Other real estate operations increased $188,000 and $242,000 for the three and six months ended June 30, 2017, respectively, primarily due to a reduction in the carrying value of a property held by the Bank. Computer and electronic banking expenses decreased $186,000 and $274,000 for the three and six months ended June 30, 2017, respectively, versus the comparable periods in 2016 as a result of reconfiguration of the telecommunication infrastructure and contract renegotiations with a third party provider. Outside professional services decreased $221,000 for the six months ended June 30, 2017 versus the same period in 2016 due to decreases in legal and audit fees and consulting expenses related to the noncompete agreements from the merger with Newport Federal.

Income Tax Provision. The provision for income taxes increased $433,000 and $461,000 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The effective tax rate for the three months ended June 30, 2017 and 2016 was 31.1% and 33.0%, respectively. The effective tax rate for the first half of 2017 and 2016 was 31.2% and 33.0%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $95.3 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $175.3 million at June 30, 2017. In addition, at June 30, 2017, the Bank had the ability to borrow an additional $112.9 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $187.1 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $7.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the six months ended June 30, 2017, the Bank originated $114.9 million of loans and purchased $32.1 million of securities and $19.3 million of loans. For the year ended December 31, 2016, the Bank originated $256.8 million of loans and purchased $37.7 million of loans and $29.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $70.6 million for the six months ended June 30, 2017. FHLB advances decreased $30.7 million for the six months ended June 30, 2017 and $16.8 million for the year ended December 31, 2016. The decrease in borrowings for the first half of 2017 resulted from the net repayments of FHLB advances with excess deposits. Certificates of deposit due within one year of June 30, 2017 totaled $239.4 million, or 19.9% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company repurchased 20,103 shares of the Company's common stock at a cost of $300,000 during the first six months of 2017 and 13,806 shares of the Company’s common stock at a cost of $178,000 during the year ended December 31, 2016. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2016 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. The Company may repurchase shares of its common stock in the future. The Company’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes such restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At June 30, 2017, the Company had cash and cash equivalents of $2.7 million and available for sale securities of $9.0 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2016 and June 30, 2017.

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

Financial instruments whose contract amounts represent credit risk at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$11,894	$31,702
Undisbursed construction loans	6,798	8,426
Undisbursed home equity lines of credit	55,060	52,131
Undisbursed commercial lines of credit	61,626	54,023
Overdraft protection lines	1,325	1,306
Standby letters of credit	135	133
Total commitments	$136,838	$147,721

Future loan commitments at June 30, 2017 and December 31, 2016 included fixed-rate loan commitments of $10.5 million and $16.4 million, respectively, at interest rates ranging from 2.88% to 6.75% and 2.75% to 8.00%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At June 30, 2017, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $787,000.

For the six months ended June 30, 2017, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2016 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2017.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(5.83)%	(6.28)%
200 basis point increase in rates	2.28	(0.46)
300 basis point increase in rates	1.49	(0.47)

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) if rates decreased 100 basis points in the 12- and 24-month periods or increased 200 basis points or 300 basis points in the 24-month period. Conversely, net interest income would be positively impacted in the 12-month period if rates increased 200 basis points or 300 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities and SBA and USDA loans that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, extending the duration of FHLB advances and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  However, the risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended June 30, 2017 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2017	—	$—	—	—
May 1 - 31, 2017	8,331	15.02	—	—
June 1 - 30, 2017	2,461	15.25	—	—
Total	10,792	$15.07	—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	August 8, 2017	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	August 8, 2017	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)