Form 10-Q
period 2017-09-30
SI Financial Group, Inc.
filed 2017-11-08
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017
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
Yes ☐    No  ☒

 As of November 2, 2017, there were 12,231,434 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	September 30, 2017	December 31, 2016
ASSETS:
Cash and due from banks:
Noninterest-bearing	$15,011	$18,225
Interest-bearing	76,721	54,961
Total cash and cash equivalents	91,732	73,186

Available for sale securities, at fair value	168,545	159,367
Loans held for sale	1,856	1,393
Loans receivable (net of allowance for loan losses of $12,217 at September 30, 2017 and $11,820 at December 31, 2016)	1,227,460	1,220,323
Federal Home Loan Bank stock, at cost	10,017	12,162
Federal Reserve Bank stock, at cost	3,631	3,624
Bank-owned life insurance	21,688	21,293
Premises and equipment, net	19,624	19,884
Goodwill and other intangibles	17,043	17,494
Accrued interest receivable	4,735	4,435
Deferred tax asset, net	9,449	9,658
Other real estate owned, net	1,679	1,466
Other assets	7,541	6,605
Total assets	$1,585,000	$1,550,890

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$213,732	$201,598
Interest-bearing	1,000,357	929,087
Total deposits	1,214,089	1,130,685

Mortgagors' and investors' escrow accounts	2,926	4,388
Federal Home Loan Bank advances	166,815	217,759
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	21,920	25,083
Total liabilities	1,413,998	1,386,163

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,230,680 and 12,212,904 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	122	122
Additional paid-in-capital	126,309	125,628
Unallocated common shares held by ESOP	(2,808)	(3,168)
Unearned restricted shares	(238)	(341)
Retained earnings	48,096	43,167
Accumulated other comprehensive loss	(479)	(681)
Total shareholders' equity	171,002	164,727
Total liabilities and shareholders' equity	$1,585,000	$1,550,890

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$12,326	$11,579	$36,758	$34,656
Securities:
Taxable interest	891	855	2,465	2,601
Tax-exempt interest	14	14	42	42
Dividends	184	171	538	504
Other	234	84	546	217
Total interest and dividend income	13,649	12,703	40,349	38,020

Interest expense:
Deposits	1,922	1,703	5,555	4,907
Federal Home Loan Bank advances	802	790	2,577	2,480
Subordinated debt and other borrowings	60	48	173	141
Total interest expense	2,784	2,541	8,305	7,528

Net interest income	10,865	10,162	32,044	30,492

Provision for loan losses	171	880	501	1,773

Net interest income after provision for loan losses	10,694	9,282	31,543	28,719

Noninterest income:
Service fees	1,723	1,585	5,165	4,798
Wealth management fees	20	296	539	897
Increase in cash surrender value of bank-owned life insurance	133	136	395	413
Net gain on sales of securities	—	55	—	55
Mortgage banking	519	503	1,140	1,172
Net gain on fair value of derivatives	—	33	—	48
Net loss on disposal of equipment	(4)	(56)	(4)	(92)
Other	124	101	1,428	650
Total noninterest income	2,515	2,653	8,663	7,941

Noninterest expenses:
Salaries and employee benefits	5,052	4,992	15,485	14,813
Occupancy and equipment	1,662	1,670	5,138	5,116
Computer and electronic banking services	1,345	1,367	4,015	4,311
Outside professional services	379	403	1,172	1,417
Marketing and advertising	173	92	580	543
Supplies	121	130	383	419
FDIC deposit insurance and regulatory assessments	178	263	590	788
Core deposit intangible amortization	150	151	451	452
Other real estate owned operations	117	54	484	179
Other	481	490	1,725	1,420
Total noninterest expenses	9,658	9,612	30,023	29,458

Income before income tax provision	3,551	2,323	10,183	7,202
Income tax provision	1,307	767	3,378	2,377
Net income	$2,244	$1,556	$6,805	$4,825

Earnings per share:
Basic	$0.19	$0.13	$0.57	$0.41
Diluted	$0.19	$0.13	$0.57	$0.41

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,244	$1,556	$6,805	$4,825
Other comprehensive income, net of tax:
Available for sale securities:
Net unrealized holding gains (losses)	47	(371)	202	985
Reclassification adjustment for gains recognized in net income (1)	—	(36)	—	(36)
Net unrealized holding gains (losses) on available for sale securities	47	(407)	202	949
Other comprehensive income (loss)	47	(407)	202	949
Comprehensive income	$2,291	$1,149	$7,007	$5,774

(1) Amounts are included in net gain on sales of securities in noninterest income on the consolidated statements of income. The income tax provision associated with the reclassification adjustment for both the three and nine months ended September 30, 2016 was $19,000, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2016	12,212,904	$122	$125,628	$(3,168)	$(341)	$43,167	$(681)	$164,727
Comprehensive income	—	—	—	—	—	6,805	202	7,007
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(1,778)	—	(1,778)
Equity incentive plans compensation	—	—	243	—	103	—	—	346
Allocation of 36,477 ESOP shares	—	—	184	360	—	—	—	544
Stock options exercised	42,362	—	524	—	—	—	—	524
Common shares repurchased	(24,586)	—	(270)	—	—	(98)	—	(368)
Balance at September 30, 2017	12,230,680	$122	$126,309	$(2,808)	$(238)	$48,096	$(479)	$171,002

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$6,805	$4,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	501	1,773
Employee stock ownership plan expense	544	498
Equity incentive plan expense	346	688
Excess tax benefit from share-based compensation	—	(14)
Amortization of investment premiums and discounts, net	745	614
Amortization of loan premiums and discounts, net	881	1,041
Depreciation and amortization of premises and equipment	1,666	1,814
Amortization of core deposit intangible	451	452
Net gain on sales of securities	—	(55)
Net gain on fair value of derivatives	—	(48)
Deferred income tax provision (benefit)	105	(82)
Loans originated for sale	(38,379)	(33,512)
Proceeds from sale of loans held for sale	38,506	35,144
Net gain on sales of loans held for sale	(896)	(958)
Net loss on disposal of equipment	—	92
Net loss (gain) on sales or write-downs of other real estate owned	393	(1)
Increase in cash surrender value of bank-owned life insurance	(395)	(413)
Change in operating assets and liabilities:
Accrued interest receivable	(300)	174
Other assets	(630)	(410)
Accrued expenses and other liabilities	(3,163)	(781)
Net cash provided by operating activities	7,180	10,841

Cash flows from investing activities:
Purchases of available for sale securities	(32,008)	(29,493)
Proceeds from sales of available for sale securities	—	8,014
Proceeds from maturities of and principal repayments on available for sale securities	22,391	26,799
Purchases of Federal Home Loan Bank stock	(69)	—
Purchases of Federal Reserve Bank stock	(7)	(3)
Redemption of Federal Home Loan Bank stock	2,214	504
Loan principal originations (repayments), net	12,867	(11,155)
Purchases of loans	(22,280)	(33,660)
Proceeds from sales of other real estate owned	288	533
Purchases of premises and equipment	(1,406)	(1,127)
Proceeds from bank-owned life insurance	—	1,201
Net cash used in investing activities	(18,010)	(38,387)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	83,404	78,927
Net decrease in mortgagors' and investors' escrow accounts	(1,462)	(1,330)
Proceeds from Federal Home Loan Bank advances	14,500	24,000
Repayments of Federal Home Loan Bank advances	(65,444)	(50,007)
Excess tax benefit from share-based compensation	—	14
Cash dividends on common stock	(1,778)	(1,417)
Stock options exercised	361	37
Common shares repurchased	(205)	(99)
Net cash provided by financing activities	29,376	50,125

Net change in cash and cash equivalents	18,546	22,579
Cash and cash equivalents at beginning of period	73,186	40,778
Cash and cash equivalents at end of period	$91,732	$63,357

Supplemental cash flow information:
Interest paid	$8,356	$7,559
Income taxes paid, net	5,670	2,284
Transfer of loans to other real estate owned	894	841
Stock options exercised by net-share settlement	163	—

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the year ending December 31, 2017 or for any other period.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheets and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes and the impairment of long-lived assets such as goodwill and other intangibles.

Reclassifications
Amounts in the Company’s prior year consolidated financial statements are reclassified to conform to the current year presentation.  Such reclassifications had no effect on net income.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

•
General valuation allowance. The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans. For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments: residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer. Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices; changes in national, regional and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the size and composition of the loan portfolio and in the terms of the loans; changes in the experience, ability and depth of lending and underwriting management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the loan review system; changes in the underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the portfolio.

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

Financial Instruments - Credit Losses (Topic 326): In June 2016, the FASB issued guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The update will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available for sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to current accounting guidance, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The update also simplifies the accounting model for purchased credit-impaired debt securities and loans. Disclosure requirements under the update have been expanded to include the entity's assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by year of origination. The update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. Management has developed a focus team that is reviewing and monitoring additional developments and accounting guidance to determine the impact to the Company's consolidated financial statements. Management is evaluating the models and related requirements and is developing an implementation plan.

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 130,000 for the three and nine months ended September 30, 2017 and 157,391 and 153,391 for the three and nine months ended September 30, 2016, respectively.

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$2,244	$1,556	$6,805	$4,825

Weighted average common shares outstanding:
Basic	11,874,142	11,815,313	11,850,229	11,802,574
Effect of dilutive stock options	88,683	53,334	89,490	57,369
Diluted	11,962,825	11,868,647	11,939,719	11,859,943

Earnings per share:
Basic	$0.19	$0.13	$0.57	$0.41
Diluted	$0.19	$0.13	$0.57	$0.41

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

NOTE 3.  SECURITIES

Available for Sale Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$71,227	$60	$(618)	$70,669
Government-sponsored enterprises	9,222	63	(2)	9,283
Mortgage-backed securities:(1)
Agency - residential	83,529	430	(730)	83,229
Non-agency - residential	77	—	(5)	72
Collateralized debt obligation	1,094	20	—	1,114
Obligations of state and political subdivisions	1,000	—	—	1,000
Tax-exempt securities	3,122	57	(1)	3,178
Total available for sale securities	$169,271	$630	$(1,356)	$168,545

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

The amortized cost and fair value of debt securities by contractual maturities at September 30, 2017 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$18,071	$18,077
After 1 but within 5 years	20,362	20,410
After 5 but within 10 years	3,814	3,682
After 10 years	43,418	43,075
	85,665	85,244
Mortgage-backed securities	83,606	83,301
Total debt securities	$169,271	$168,545

There were no sales of available for sale securities for the three and nine months ended September 30, 2017. Proceeds from the sale of available for sale securities were $8.0 million for both the three and nine months ended September 30, 2016.

The following is a summary of realized gains and losses on the sales of securities for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Gross gains on sales	$—	$55	$—	$55
Gross losses on sales	—	—	—	—
Net gain on sales of securities	$—	$55	$—	$55

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$18,418	$115	$25,693	$503	$44,111	$618
Government sponsored enterprises	278	2	—	—	278	2
Mortgage-backed securities:
Agency - residential	25,343	169	28,213	561	53,556	730
Non-agency - residential	—	—	72	5	72	5
Tax-exempt securities	574	1	—	—	574	1
Total	$44,613	$287	$53,978	$1,069	$98,591	$1,356

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$21,531	$227	$19,272	$503	$40,803	$730
Mortgage-backed securities:
Agency - residential	49,961	756	9,585	260	59,546	1,016
Non-agency - residential	—	—	87	6	87	6
Tax-exempt securities	1,121	6	—	—	1,121	6
Total	$72,613	$989	$28,944	$769	$101,557	$1,758

At September 30, 2017, 55 debt securities with gross unrealized losses had an aggregate depreciation of 1.36% of the Company’s amortized cost basis. The unrealized losses are primarily related to the Company’s U.S. Government and agency obligations and agency mortgage-backed securities. There were no investments deemed other-than-temporarily impaired for the three and nine months ended September 30, 2017 and 2016. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at September 30, 2017.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$405,751	$417,064
Multi-family and commercial	461,992	421,668
Construction	27,587	36,026
Total real estate loans	895,330	874,758

Commercial business loans:
SBA and USDA guaranteed	96,534	116,383
Time share	46,159	51,083
Condominium association	26,795	23,531
Medical loans	26,202	27,180
Other	90,451	79,524
Total commercial business loans	286,141	297,701

Consumer loans:
Home equity	53,975	55,228
Indirect automobile	107	501
Other	1,676	1,687
Total consumer loans	55,758	57,416

Total loans	1,237,229	1,229,875

Deferred loan origination costs, net of fees	2,448	2,268
Allowance for loan losses	(12,217)	(11,820)
Loans receivable, net	$1,227,460	$1,220,323

The Company purchased commercial loans totaling $22.3 million during the nine months ended September 30, 2017. For the twelve months ended December 31, 2016, the Company purchased commercial loans totaling $37.7 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 are as follows:

Three Months Ended September 30, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,181	$6,230	$562	$3,439	$735	$12,147
Provision (credit) for loan losses	(48)	241	37	(56)	(3)	171
Loans charged-off	(21)	—	—	(32)	(57)	(110)
Recoveries of loans previously charged-off	—	—	—	7	2	9
Balance at end of period	$1,112	$6,471	$599	$3,358	$677	$12,217

Nine Months Ended September 30, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,149	$5,724	$952	$3,266	$729	$11,820
Provision (credit) for loan losses	3	747	(353)	106	(2)	501
Loans charged-off	(43)	—	—	(46)	(58)	(147)
Recoveries of loans previously charged-off	3	—	—	32	8	43
Balance at end of period	$1,112	$6,471	$599	$3,358	$677	$12,217

Three Months Ended September 30, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,026	$5,420	$798	$2,693	$706	$10,643
Provision for loan losses	106	183	141	442	8	880
Loans charged-off	(38)	(22)	—	—	(4)	(64)
Recoveries of loans previously charged-off	—	1	—	10	1	12
Balance at end of period	$1,094	$5,582	$939	$3,145	$711	$11,471

Nine Months Ended September 30, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,036	$5,033	$516	$2,625	$653	$9,863
Provision for loan losses	150	485	423	534	181	1,773
Loans charged-off	(120)	(46)	—	(68)	(124)	(358)
Recoveries of loans previously charged-off	28	110	—	54	1	193
Balance at end of period	$1,094	$5,582	$939	$3,145	$711	$11,471

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

Further information pertaining to the allowance for loan losses at September 30, 2017 and December 31, 2016 is as follows:

September 30, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$236	$248	$—	$—	$1	$485
Allowance for loans individually or collectively evaluated and not deemed to be impaired	876	6,223	599	3,358	676	11,732
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,112	$6,471	$599	$3,358	$677	$12,217

Loans individually evaluated and deemed to be impaired	$4,745	$6,928	$—	$798	$203	$12,674
Loans individually or collectively evaluated and not deemed to be impaired	400,611	452,751	27,587	285,343	55,555	1,221,847
Amount of loans acquired with deteriorated credit quality	395	2,313	—	—	—	2,708
Total loans	$405,751	$461,992	$27,587	$286,141	$55,758	$1,237,229

December 31, 2016	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$306	$240	$—	$95	$52	$693
Allowance for loans individually or collectively evaluated and not deemed to be impaired	843	5,484	952	3,171	677	11,127
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,149	$5,724	$952	$3,266	$729	$11,820

Loans individually evaluated and deemed to be impaired	$6,450	$7,257	$—	$607	$453	$14,767
Loans individually or collectively evaluated and not deemed to be impaired	410,221	411,637	36,026	297,094	56,963	1,211,941
Amount of loans acquired with deteriorated credit quality	393	2,774	—	—	—	3,167
Total loans	$417,064	$421,668	$36,026	$297,701	$57,416	$1,229,875

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

Past Due Loans
The following represents an aging of loans at September 30, 2017 and December 31, 2016:

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due		90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$3	$558		$741	$1,302	$404,449	$405,751
Multi-family and commercial	3,225	—		27	3,252	458,740	461,992
Construction	—	—		—	—	27,587	27,587
Commercial Business:
SBA and USDA guaranteed	—	—		—	—	96,534	96,534
Time share	—	—		—	—	46,159	46,159
Condominium association	—	—		—	—	26,795	26,795
Medical loans	50	—		33	83	26,119	26,202
Other	—	316	—	303	619	89,832	90,451
Consumer:
Home equity	153	115		20	288	53,687	53,975
Indirect automobile	3	—		—	3	104	107
Other	—	—		—	—	1,676	1,676
Total	$3,434	$989		$1,124	$5,547	$1,231,682	$1,237,229

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$4,781	$1,128	$1,547	$7,456	$409,608	$417,064
Multi-family and commercial	2,752	250	351	3,353	418,315	421,668
Construction	—	—	—	—	36,026	36,026
Commercial Business:
SBA and USDA guaranteed	1,628	—	—	1,628	114,755	116,383
Time share	—	—	—	—	51,083	51,083
Condominium association	—	—	—	—	23,531	23,531
Medical loans	—	—	—	—	27,180	27,180
Other	431	—	593	1,024	78,500	79,524
Consumer:
Home equity	182	—	179	361	54,867	55,228
Indirect automobile	9	—	—	9	492	501
Other	4	2	5	11	1,676	1,687
Total	$9,787	$1,380	$2,675	$13,842	$1,216,033	$1,229,875

The Company did not have any loans that were past due 90 days or more and still accruing interest at September 30, 2017 or December 31, 2016.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at September 30, 2017 and December 31, 2016:

	Impaired Loans(1)
September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$2,719	$2,719	$—	$1,923
Multi-family and commercial	4,986	4,986	—	637
Commercial Business:
Medical loans	33	66	—	33
Other	738	738	—	726
Consumer:
Home equity	183	183	—	102
Other	—	—	—	4
Total impaired loans without valuation allowance	8,659	8,692	—	3,425

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,026	2,026	236	101
Multi-family and commercial	3,834	3,834	248	93
Commercial business - Other	27	27	—	27
Consumer - Home equity	20	20	1	—
Total impaired loans with valuation allowance	5,907	5,907	485	221
Total impaired loans	$14,566	$14,599	$485	$3,646

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport") merger and performing troubled debt restructurings. Some loans acquired with deteriorated credit quality have not been included as a result of sustained performance. These loans amounted to $816,000 at September 30, 2017.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At September 30, 2017 and December 31, 2016, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are advanced to those borrowers whose loans are deemed impaired without prior approval of the Loan Committee or the Board of Directors.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

Additional information related to impaired loans is as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,328	$32	$1	$5,834	$102	$10
Multi-family and commercial	8,010	98	—	8,401	324	11
Commercial business:
Medical loans	23	—	—	12	—	—
Other	1,449	8	—	1,218	52	27
Consumer:
Home equity	284	1	—	354	4	1
Other	4	—	—	3	—	—
Total	$15,098	$139	$1	$15,822	$482	$49

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,042	$32	$—	$6,039	$83	$—
Multi-family and commercial	9,866	116	13	8,555	264	13
Commercial business - Other	1,023	6	4	688	6	4
Consumer - Home equity	444	1	—	321	3	1
Total	$17,375	$155	$17	$15,603	$356	$18

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

The following tables present the Company’s loans by risk rating at September 30, 2017 and December 31, 2016:

September 30, 2017	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$398,093	$1,605	$6,053	$—	$—	$405,751
Multi-family and commercial	—	438,787	13,521	9,684	—	—	461,992
Construction	—	27,587	—	—	—	—	27,587
Total real estate loans	—	864,467	15,126	15,737	—	—	895,330

Commercial Business:
SBA and USDA guaranteed	96,534	—	—	—	—	—	96,534
Time share	—	46,159	—	—	—	—	46,159
Condominium association	—	26,795	—	—	—	—	26,795
Medical loans	—	26,169	—	33	—	—	26,202
Other	—	84,944	3,221	2,286	—	—	90,451
Total commercial business loans	96,534	184,067	3,221	2,319	—	—	286,141

Consumer:
Home equity	—	53,551	142	282	—	—	53,975
Indirect automobile	—	107	—	—	—	—	107
Other	—	1,673	—	3	—	—	1,676
Total consumer loans	—	55,331	142	285	—	—	55,758
Total loans	$96,534	$1,103,865	$18,489	$18,341	$—	$—	$1,237,229

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

December 31, 2016	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$408,237	$1,174	$7,653	$—	$—	$417,064
Multi-family and commercial	—	393,225	14,018	14,425	—	—	421,668
Construction	—	36,026	—	—	—	—	36,026
Total real estate loans	—	837,488	15,192	22,078	—	—	874,758

Commercial Business:
SBA and USDA guaranteed	116,383	—	—	—	—	—	116,383
Time share	—	51,083	—	—	—	—	51,083
Condominium association	—	23,531	—	—	—	—	23,531
Medical loans	—	27,180	—	—	—	—	27,180
Other	—	73,474	3,741	2,309	—	—	79,524
Total commercial business loans	116,383	175,268	3,741	2,309	—	—	297,701

Consumer:
Home equity	—	54,683	46	499	—	—	55,228
Indirect automobile	—	501	—	—	—	—	501
Other	—	1,681	—	6	—	—	1,687
Total consumer loans	—	56,865	46	505	—	—	57,416
Total loans	$116,383	$1,069,621	$18,979	$24,892	$—	$—	$1,229,875

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

The following tables provide information on loans modified as TDRs during the three and nine months ended September 30, 2017 and 2016. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended September 30,
	2017			2016
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$214	$4	2	$379	$21
Multi-family and commercial	—	—	53	—	—	235
Commercial business - other	—	—	—	1	95	—
Total	1	$214	$57	3	$474	$256

	Nine Months Ended September 30,
	2017			2016
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	2	$505	$4	4	$764	$21
Multi-family and commercial	2	234	53	4	4,127	235
Commercial business - other	—	—	—	3	777	—
Total	4	$739	$57	11	$5,668	$256

The following table provides the recorded investment, by type of modification, during the three and nine months ended September 30, 2017 and 2016 for modified loans identified as TDRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Interest rate adjustments	$—	$275	$—	$275
Principal deferrals	—	104	—	190
Combination of rate and payment (1)	214	—	214	—
Combination of rate and maturity (2)	—	—	234	3,201
Maturity only	—	95	291	2,002
Total	$214	$474	$739	$5,668

(1) Terms include combination of rate adjustments and interest-only payment with deferral of principal.
(2) Terms include combination of interest rate adjustments and extensions of maturity.

During the three and nine months ended September 30, 2017, there were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure. There were two commercial loans totaling $682,000 that were modified as TDRs that were in payment default within twelve months of restructure for the three and nine months ended September 30, 2016.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

As of September 30, 2017, the Company held $520,000 in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired from Newport with evidence of credit deterioration as of September 30, 2017 and December 31, 2016.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2016	$3,522	$3,167	$355	$154	$3,013
Additions	—	77	(77)	77	—
Collections	296	296	—	(18)	314
Dispositions	(888)	(832)	(55)	—	(832)
Balance at September 30, 2017	$2,930	$2,708	$223	$213	$2,495

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,673	13,623
Leasehold improvements	11,770	10,731
Furniture and equipment	12,168	12,405
Construction in process	38	580
	42,395	42,085
Accumulated depreciation and amortization	(22,771)	(22,201)
Premises and equipment, net	$19,624	$19,884

At September 30, 2017, construction in process related to the construction, design and site costs associated with a new ATM location. At December 31, 2016, construction in process related to the construction, design and site costs associated with a new branch location.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

Components of other comprehensive income and related tax effects are as follows:

	Nine Months Ended September 30, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$306	$(104)	$202
Other comprehensive income	$306	$(104)	$202

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(726)	$247	$(479)
Accumulated other comprehensive loss	$(726)	$247	$(479)

	December 31, 2016
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(1,032)	$351	$(681)
Accumulated other comprehensive loss	$(1,032)	$351	$(681)

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

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At September 30, 2017, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. Management believes no conditions or events have occurred since September 30, 2017 that would materially adversely change the Company’s and the Bank’s capital classifications.

Effective January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer exclusively composed of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer increases the three risk-based capital ratios and will be phased in over a multi-year schedule with full compliance in 2019. Management believes

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

the Company and the Bank's capital level will remain characterized as "well-capitalized" under the new rules. The Company and Bank's regulatory capital amounts and ratios at September 30, 2017 and December 31, 2016, compared to the FDIC's requirements for classification as a well capitalized institution and for minimum capital adequacy, were as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:
Company	$156,252	15.15%	$46,401	4.50%	$67,024	6.50%
Bank	148,516	14.42	46,345	4.50	66,943	6.50
Tier 1 Capital to Risk Weighted Assets:
Company	164,252	15.93	61,868	6.00	82,491	8.00
Bank	148,516	14.42	61,794	6.00	82,392	8.00
Total Capital to Risk Weighted Assets:
Company	176,923	17.16	82,491	8.00	103,113	10.00
Bank	161,187	15.65	82,391	8.00	102,989	10.00
Tier 1 Capital to Average Assets:
Company	164,252	10.46	62,839	4.00	78,549	5.00
Bank	148,516	9.52	62,408	4.00	78,009	5.00

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:
Company	$150,915	15.08%	$45,028	4.50%	$65,041	6.50%
Bank	141,673	14.17	44,978	4.50	64,968	6.50
Tier 1 Capital to Risk Weighted Assets:
Company	158,915	15.88	60,037	6.00	80,050	8.00
Bank	141,673	14.17	59,970	6.00	79,960	8.00
Total Capital to Risk Weighted Assets:
Company	171,187	17.11	80,050	8.00	100,062	10.00
Bank	153,945	15.40	79,960	8.00	99,950	10.00
Tier 1 Capital to Average Assets:
Company	158,915	10.50	60,562	4.00	75,702	5.00
Bank	141,673	9.41	60,248	4.00	75,310	5.00

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2017.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$24,502	$46,167	$—	$70,669
Government-sponsored enterprises	—	9,283	—	9,283
Mortgage-backed securities	—	83,301	—	83,301
Collateralized debt obligation	—	—	1,114	1,114
Obligations of state and political subdivisions	—	1,000	—	1,000
Tax-exempt securities	—	3,178	—	3,178
Forward loan sale commitments and derivative loan commitments	—	—	121	121
Total assets	$24,502	$142,929	$1,235	$168,666

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$2	$2
Total liabilities	$—	$—	$2	$2

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$21,087	$43,209	$—	$64,296
Government-sponsored enterprises	—	11,364	—	11,364
Mortgage-backed securities	—	78,389	—	78,389
Collateralized debt obligation	—	—	1,157	1,157
Obligations of state and political subdivisions	—	1,000	—	1,000
Tax-exempt securities	—	3,161	—	3,161
Forward loan sale commitments and derivative loan commitments	—	—	136	136
Total assets	$21,087	$137,123	$1,293	$159,503

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$15	$15
Interest rate swap agreement	—	2	—	2
Total liabilities	$—	$2	$15	$17

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2016	$1,157	$121
Total realized losses included in net income	—	(2)
Total unrealized losses included in other comprehensive income	(43)	—
Balance at September 30, 2017	$1,114	$119

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at September 30, 2017 and December 31, 2016. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016.

	At September 30, 2017			At December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$192	$—	$—	$696
Other real estate owned	—	—	1,679	—	—	1,466
Total assets	$—	$—	$1,871	$—	$—	$2,162

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Impaired loans	$34	$21	$88	$239
Other real estate owned	—	—	197	8
Total losses	$34	$21	$285	$247

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2017 and December 31, 2016. The estimated fair value amounts at September 30, 2017 and December 31, 2016 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of September 30, 2017 and December 31, 2016, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$91,732	$91,732	$—	$—	$91,732
Available for sale securities	168,545	24,502	142,929	1,114	168,545
Loans held for sale	1,856	—	—	1,890	1,890
Loans receivable, net	1,227,460	—	—	1,221,275	1,221,275
Federal Home Loan Bank stock	10,017	—	—	10,017	10,017
Federal Reserve Bank stock	3,631	—	—	3,631	3,631
Accrued interest receivable	4,735	—	—	4,735	4,735
Financial Liabilities:
Deposits	1,214,089	—	—	1,216,200	1,216,200
Mortgagors' and investors' escrow accounts	2,926	—	—	2,926	2,926
Federal Home Loan Bank advances	166,815	—	166,674	—	166,674
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,175	—	6,175
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	45	—	—	45	45
Forward loan sale commitments	76	—	—	76	76
Liabilities:
Derivative loan commitments	2	—	—	2	2

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

At December 31, 2016, information pertaining to the Company's interest rate swap agreement not designated as a hedge was as follows:

December 31, 2016
(Dollars in Thousands)
Notional amount	$15,000
Weighted average fixed pay rate	1.26%
Weighted average variable receive rate	0.88%
Weighted average maturity in years	0.0
Unrealized loss relating to interest rate swap	$2

The Company reported a gain in fair value on the interest rate swap not designated as a hedge in noninterest income of $33,000 and $48,000 for the three and nine months ended September 30, 2016, respectively.

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
SEPTEMBER 30, 2017 AND 2016 AND DECEMBER 31, 2016

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at September 30, 2017 and December 31, 2016.

		September 30, 2017		December 31, 2016
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:

Interest rate swap	Other Liabilities	$—	$—	$15,000	$(2)
Derivative loan commitments	Other Assets	5,144	43	12,607	57
Forward loan sale commitments	Other Assets	5,501	76	4,049	64

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2017 and December 31, 2016 and the results of operations for the three and nine months ended September 30, 2017 and 2016. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Assets:
Summary. Assets increased $34.1 million, or 2.2%, to $1.59 billion at September 30, 2017, compared to $1.55 billion at December 31, 2016, principally due to increases of $18.5 million in cash and cash equivalents, $9.2 million in available for sale securities and $7.1 million in net loans receivable, offset by a decrease in Federal Home

Loan Bank stock of $2.1 million. Funds from excess deposits contributed to the increase in cash and cash equivalents and available for sale securities.

Loans Receivable, Net. Net loans increased $7.1 million primarily due to increases of $40.3 million in multi-family and commercial real estate loans and $10.9 million in other commercial business loans, offset by decreases of $19.8 million in SBA and USDA guaranteed loans, $11.3 million in residential mortgage loans, $8.4 million in construction loans and $4.9 million in time share loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 32.8% of the total loan portfolio at September 30, 2017 and decreased $11.3 million to $405.8 million as compared to $417.1 million at December 31, 2016. Residential mortgage loan originations increased $2.8 million, or 3.5%, during the nine months ended September 30, 2017 over the comparable period in 2016 as a result of increased activity in the housing market. Loans sold for the nine months ended September 30, 2017 were $38.5 million compared to $35.1 million for the nine months ended September 30, 2016.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 37.3% of total loans at September 30, 2017 and increased $40.3 million, or 9.6%, during the nine months ended September 30, 2017, partially due to the conversion of a $15.3 million commercial construction loan to a permanent commercial real estate loan. Originations for multi-family and commercial real estate loans were $48.9 million during the nine months ended September 30, 2017, representing a decrease of $15.7 million, compared to the same period in 2016.

•
Construction. Construction loans, which include both residential and commercial construction loans, decreased $8.4 million to $27.6 million for the nine months ended September 30, 2017 primarily due to the conversion of a $15.3 million commercial construction loan to a permanent commercial real estate loan.

•
Commercial Business. Commercial business loans represented 23.1% of total loans at September 30, 2017. Commercial business loans decreased $11.6 million, or 3.9%, for the nine months ended September 30, 2017, primarily due to decreases of $19.8 million in SBA and USDA guaranteed loans and $4.9 million in time share loans, offset by increases of $10.9 million in other commercial business loans and $3.3 million in condominium association loans. Commercial business loan originations increased $2.1 million as compared to the same period in 2016. At September 30, 2017, unfunded lines of credit related to time share lending totaled $38.7 million as a result of focused efforts within the time share industry.

•
Consumer. Consumer loans represented 4.5% of the Company’s total loan portfolio at September 30, 2017. Consumer loans decreased $1.7 million during the nine months ended September 30, 2017 primarily as a result of decreases of $1.3 million in home equity loans and $394,000 in indirect automobile loans. Loan originations for consumer loans totaled $17.7 million, representing a decrease of $1.7 million, for the nine months ended September 30, 2017 over the comparable period in 2016.

The allowance for loan losses totaled $12.2 million at September 30, 2017 compared to $11.8 million at December 31, 2016. The ratio of the allowance for loan losses to total loans increased to 0.99% at September 30, 2017 from 0.96% at December 31, 2016, primarily due to a higher provision incurred in the period from the increase in the commercial real estate loan portfolio, which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in the portfolio, a decrease in SBA and USDA loans, which because of the government guarantee on these loans, does not require a corresponding allowance for loan losses, and $104,000 of net loan charge-offs for the period.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	September 30, 2017	December 31, 2016
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$2,024	$3,425
Multi-family and commercial	730	1,056
Total real estate loans	2,754	4,481
Commercial business loans:
Medical Loans	33	—
Other	753	593
Total commercial business loans	786	593
Consumer loans:
Home equity	102	353
Other	4	6
Total consumer loans	106	359
Total nonaccrual loans	3,646	5,433
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	3,646	5,433
Other real estate owned, net (2)	1,679	1,466
Total nonperforming assets	5,325	6,899
Accruing troubled debt restructurings	9,869	9,982
Total nonperforming assets and troubled debt restructurings	$15,194	$16,881

Allowance for loan losses as a percent of nonperforming loans	335.08%	217.56%
Total nonperforming loans to total loans	0.29%	0.44%
Total nonperforming loans to total assets	0.23%	0.35%
Total nonperforming assets and troubled debt restructurings to total assets	0.96%	1.09%

(1) Includes nonperforming TDRs totaling $513,000 and $906,000 at September 30, 2017 and December 31, 2016, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The decrease in nonperforming loans was primarily due to decreases in nonperforming residential - 1 to 4 family loans of $1.4 million, nonperforming multi-family and commercial real estate loans of $326,000 and nonperforming home equity loans of $251,000. Nonperforming commercial business loans increased $193,000 during the nine months ended September 30, 2017.

Other real estate owned increased $213,000 to $1.7 million at September 30, 2017, primarily due to the addition of six properties with a total book value of $894,000, partially offset by net sale proceeds of $456,000. At September 30, 2017, other real estate owned consisted of five residential properties, two commercial properties and one home equity loan.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, maturity extensions, or a combination of these items. TDRs decreased to $10.4 million at September 30, 2017, compared to $10.9 million at December 31, 2016. Of the TDRs, $9.9 million and $10.0 million were performing in accordance with their restructured terms at September 30, 2017 and December 31, 2016, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $27.8 million, or 2.0%, to $1.41 billion at September 30, 2017 compared to $1.39 billion at December 31, 2016. Deposits increased $83.4 million, or 7.4%, which included increases in NOW and money market accounts of $50.0 million, certificates of deposit of $23.8 million and noninterest-bearing deposits of $12.1 million, offset by a decrease in savings accounts of $2.8 million. Deposit growth remained strong due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings decreased $50.9 million from $226.0 million at December 31, 2016 to $175.1 million at September 30, 2017, resulting from repayments of FHLB advances with funds from excess deposits.

Equity:
Summary. Shareholders’ equity increased $6.3 million from $164.7 million at December 31, 2016 to $171.0 million at September 30, 2017. The increase in shareholders' equity was primarily attributable to net income of $6.8 million, partially offset by dividends paid of $1.8 million.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised of the unrealized gains and losses on available for sale securities. The net unrealized losses on available for sale securities, net of taxes, totaled $479,000 at September 30, 2017 and $681,000 at December 31, 2016.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

General. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as fees earned from mortgage banking activities, fees from deposits and other fees. The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, FDIC deposit insurance and regulatory assessments, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company reported net income of $2.2 million for the three months ended September 30, 2017 compared to $1.6 million for the three months ended September 30, 2016 and net income of $6.8 million for the nine months ended September 30, 2017 compared to $4.8 million for the nine months ended September 30, 2016.

Interest and Dividend Income. Total interest and dividend income increased $946,000, or 7.4%, to $13.6 million for the quarter ended September 30, 2017, compared to $12.7 million for the same period in 2016. The increase in interest and dividend income was primarily a result of increases in the average balance of loans and the average yield earned on loans and other interest-earning assets. Interest income on loans and securities reflect net accretion of $31,000 and net amortization of $162,000 for the quarters ended September 30, 2017 and 2016, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the quarter ended September 30, 2017 increased ten basis points to 3.63% compared to 3.53% for the quarter ended September 30, 2016, primarily due to a 71 basis point increase in the average yield earned on other interest-earning assets and a 24 basis point increase in the average yield earned on securities. The average balance of interest-earning assets increased $65.6 million to $1.50 billion at September 30, 2017 due to increases of $68.7 million in the average balance of loans and $10.2 million in the average balance of other interest-earning assets, offset by a decrease of $13.3 million in the average balance of securities, compared to September 30, 2016.

Total interest and dividend income increased $2.3 million, or 6.1%, to $40.3 million for the nine months ended September 30, 2017, compared to $38.0 million for the same period in 2016. The increase in interest and dividend income was primarily due to the higher average balance of loans and the average balance and yield earned on other interest-earning assets versus the same period in 2016. Interest income on loans and securities reflect net accretion of $30,000 and net amortization of $184,000 for the nine months ended September 30, 2017 and 2016, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the nine months ended September 30, 2017 increased four basis points to 3.62% compared to 3.58% for the nine months ended September 30, 2016, primarily due to a 50 basis point increase in the yield on other interest-earning assets. The average balance of interest-earning assets increased $74.6 million to $1.50 billion during the nine months of 2017, due to increases of $72.5 million in the average balance of loans and $15.5 million in the average balance of other interest-earning assets, offset by a decrease of $13.4 million in the average balance of securities, as compared to the same period in 2016.

Interest Expense. For the quarter ended September 30, 2017, interest expense increased $243,000, or 9.6%, primarily resulting from a higher average balance and higher average rate paid on deposits compared to the same quarter in 2016. Higher interest expense on interest-bearing liabilities reflect net accretion of $66,000 and $119,000 for the three months ended September 30, 2017 and 2016, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $37.4 million to $991.9 million for the quarter ended September 30, 2017 and the average rate paid increased six basis points to 0.77%, compared to the same period in 2016, primarily due to increases in the average balance of NOW and money market accounts of $22.3 million and certificates of deposit of $15.2 million. The average balance of FHLB advances decreased $25.4 million for the three months ended September 30, 2017, and the average rate paid increased 24 basis points to 1.79%. The average rate paid on subordinated debt increased 57 basis points to 2.89%, compared to the same period in 2016, due to increases in the three-month LIBOR rate.

Interest expense increased $777,000, or 10.3%, for the nine months ended September 30, 2017, resulting from higher average balances and higher average rates paid on deposits and higher rates paid on FHLB advances compared to the same period in 2016. Higher interest expense on interest-bearing liabilities reflect net accretion of $289,000 and $398,000 for the nine months ended September 30, 2017 and 2016, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $38.0 million to $977.6 million for nine months ended September 30, 2017 and the average rate paid increased six basis points to 0.76%, compared to the same period in 2016. Increases in the average balance of certificates of deposit and NOW and money market deposits totaled $25.0 million and $13.2 million, respectively, while the average balance of savings accounts decreased $441,000 compared to the nine months of 2016. The average balance of FHLB advances decreased $16.0 million for the nine months ended September 30, 2017, while the average rate paid increased 20 basis points to 1.74%. The average rate paid on subordinated debt increased 52 basis points to 2.80%, compared to the same period in 2016, due to increases in the three-month LIBOR rate.

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

	At or For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest & Dividends	Average Yield/ Rate (8)	Average Balance	Interest & Dividends	Average Yield/ Rate (8)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,237,878	$12,430	3.98%	$1,169,190	$11,638	3.96%
Securities (3)	190,045	1,094	2.28	203,354	1,045	2.04
Other interest-earning assets	75,921	234	1.22	65,678	84	0.51
Total interest-earning assets	1,503,844	13,758	3.63	1,438,222	12,767	3.53

Noninterest-earning assets	82,364			84,374
Total assets	$1,586,208			$1,522,596

Interest-bearing liabilities:
Deposits:
Business checking	$1,094	—	—	$856	—	—
NOW and money market	497,059	229	0.18	474,736	129	0.11
Savings (4)	35,539	39	0.44	35,890	24	0.27
Certificates of deposit (5)	458,190	1,654	1.43	442,977	1,550	1.39
Total interest-bearing deposits	991,882	1,922	0.77	954,459	1,703	0.71

Federal Home Loan Bank advances	177,439	802	1.79	202,856	790	1.55
Subordinated debt	8,248	60	2.89	8,248	48	2.32
Total interest-bearing liabilities	1,177,569	2,784	0.94	1,165,563	2,541	0.87

Noninterest-bearing liabilities	237,475			196,305
Total liabilities	1,415,044			1,361,868

Total shareholders' equity	171,164			160,728

Total liabilities and shareholders' equity	$1,586,208			$1,522,596

Net interest-earning assets	$326,275			$272,659

Tax equivalent net interest income (3)		10,974			10,226

Tax equivalent interest rate spread (6)			2.69%			2.66%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.90%			2.83%

Average of interest-earning assets to average interest-bearing liabilities			127.71%			123.39%

Less tax equivalent adjustment (3)		(109)			(64)

Net interest income		$10,865			$10,162

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
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.
(8) Annualized.

	At or For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest & Dividends	Average Yield/ Rate (8)	Average Balance	Interest & Dividends	Average Yield/ Rate (8)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,240,956	$37,039	3.99%	$1,168,433	$34,826	3.98%
Securities (3)	186,776	3,060	2.19	200,204	3,162	2.11
Other interest-earning assets	71,666	546	1.02	56,124	217	0.52
Total interest-earning assets	1,499,398	40,645	3.62	1,424,761	38,205	3.58

Noninterest-earning assets	82,427			85,270
Total assets	$1,581,825			$1,510,031

Interest-bearing liabilities:
Deposits:
Business checking	$1,050	—	—	$770	—	—
NOW and money market	486,478	597	0.16	473,319	381	0.11
Savings (4)	35,899	102	0.38	36,340	72	0.26
Certificates of deposit (5)	454,150	4,856	1.43	429,140	4,454	1.39
Total interest-bearing deposits	977,577	5,555	0.76	939,569	4,907	0.70

Federal Home Loan Bank advances	198,428	2,577	1.74	214,423	2,480	1.54
Subordinated debt	8,248	173	2.80	8,248	141	2.28
Total interest-bearing liabilities	1,184,253	8,305	0.94	1,162,240	7,528	0.87

Noninterest-bearing liabilities	228,683			189,018
Total liabilities	1,412,936			1,351,258

Total shareholders' equity	168,889			158,773

Total liabilities and shareholders' equity	$1,581,825			$1,510,031

Net interest-earning assets	$315,145			$262,521

Tax equivalent net interest income (3)		32,340			30,677

Tax equivalent interest rate spread (6)			2.68%			2.71%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.88%			2.88%

Average of interest-earning assets to average interest-bearing liabilities			126.61%			122.59%

Less tax equivalent adjustment (3)		(296)			(185)

Net interest income		$32,044			$30,492

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

	Three Months Ended September 30, 2017 and 2016			Nine Months Ended September 30, 2017 and 2016
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)(3)	$142	$650	$792	$80	$2,133	$2,213
Securities (3)	115	(66)	49	103	(205)	(102)
Other interest-earning assets	139	11	150	282	47	329
Total interest-earning assets	396	595	991	465	1,975	2,440
Interest-bearing liabilities:
Interest expense:
Deposits (4)	163	56	219	380	268	648
Federal Home Loan Bank advances	105	(93)	12	273	(176)	97
Subordinated debt	12	12	24	32	—	32
Total interest-bearing liabilities	280	(25)	255	685	92	777
Change in net interest income	$116	$620	$736	$(220)	$1,883	$1,663

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

Provision for Loan Losses. The provision for loan losses decreased $709,000 and $1.3 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to reductions in nonperforming loans. At September 30, 2017, nonperforming loans decreased to $3.6 million compared to $6.3 million at September 30, 2016, resulting from decreases in nonperforming residential, multi-family and commercial real estate and home equity loans of $1.3 million, $1.0 million and $271,000, respectively. Net loan charge-offs were $101,000 and $104,000 for the three and nine months ended September 30, 2017, respectively, consisting primarily of commercial business, home equity and residential real estate loan charge-offs, compared to $52,000 and $165,000 for the three and nine months ended September 30, 2016, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,723	$1,585	$138	8.7%	$5,165	$4,798	$367	7.6%
Wealth management fees	20	296	(276)	(93.2)	539	897	(358)	(39.9)
Increase in cash surrender value of bank-owned life insurance	133	136	(3)	(2.2)	395	413	(18)	(4.4)
Net gain on sales of securities	—	55	(55)	(100.0)	—	55	(55)	(100.0)
Mortgage banking	519	503	16	3.2	1,140	1,172	(32)	(2.7)
Net loss on disposal of equipment	(4)	(56)	52	(92.9)	(4)	(92)	88	(95.7)
Net gain on fair value of derivatives	—	33	(33)	(100.0)	—	48	(48)	(100.0)
Other	124	101	23	22.8	1,428	650	778	119.7
Total noninterest income	$2,515	$2,653	$(138)	(5.2)%	$8,663	$7,941	$722	9.1%

Noninterest income decreased $138,000 to $2.5 million and increased $722,000 to $8.7 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. Contributing to the higher noninterest income for the nine months ended September 30, 2017 was a pre-tax gain of $795,000 on the sale of the Company's trust and asset management business in May 2017 included in other noninterest income. Service fees increased $138,000 and $367,000 for the three and nine months ended September 30, 2017, respectively, due to higher overdraft charges. Wealth management fees decreased $276,000 and $358,000 for the three and nine months ended September 30, 2017, respectively, versus the comparable periods in the prior year as a result of the sale of the Company's trust and asset management business. Fees earned from mortgage banking activities increased $16,000 for the three months ended September 30, 2017 due to a higher volume of loan sales as well as an increase in the gains on loans sold and decreased $32,000 for the nine months ended September 30, 2017 primarily as a result of decreases in derivative loan commitments versus the comparable periods in 2016.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,052	$4,992	$60	1.2%	$15,485	$14,813	$672	4.5%
Occupancy and equipment	1,662	1,670	(8)	(0.5)	5,138	5,116	22	0.4
Computer and electronic banking services	1,345	1,367	(22)	(1.6)	4,015	4,311	(296)	(6.9)
Outside professional services	379	403	(24)	(6.0)	1,172	1,417	(245)	(17.3)
Marketing and advertising	173	92	81	88.0	580	543	37	6.8
Supplies	121	130	(9)	(6.9)	383	419	(36)	(8.6)
FDIC deposit insurance and regulatory assessments	178	263	(85)	(32.3)	590	788	(198)	(25.1)
Core deposit intangible amortization	150	151	(1)	(0.7)	451	452	(1)	(0.2)
Other real estate operations	117	54	63	116.7	484	179	305	170.4
Other	481	490	(9)	(1.8)	1,725	1,420	305	21.5
Total noninterest expenses	$9,658	$9,612	$46	0.5%	$30,023	$29,458	$565	1.9%

Noninterest expenses increased $46,000 and $565,000 for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Salaries and benefits increased $60,000 and $672,000 for the three and nine months ended September 30, 2017, respectively. The large increase in salaries and benefits for the nine months months ended September 30, 2017 was due to lower deferred compensation resulting from a post-retirement benefit payout in June 2016. Other real estate operations increased $63,000 and $305,000 for the three and nine months ended September 30, 2017, respectively, primarily due to the addition of six properties with a total book value of $894,000, partially offset by net sale proceeds of $456,000. Other noninterest expense increased $305,000 for the nine months months ended September 30, 2017 primarily due to fraudulent debit card transactions of $373,000, but decreased $9,000 for the quarter ended September 30, 2017 compared to the same periods in 2016. Computer and electronic banking expenses decreased $22,000 and $296,000 for the three and nine months ended September 30, 2017, respectively, versus the comparable periods in 2016 as a result of reconfiguration of the telecommunication infrastructure and contract renegotiations with a third party provider. Outside professional services decreased $24,000 and $245,000 for the nine months ended September 30, 2017, respectively, versus the same periods in 2016 due to decreases in legal and audit fees and consulting expenses related to the noncompete agreements from the merger with Newport Federal. Regulatory assessments decreased $85,000 and $198,000 for the three and nine months ended September 30, 2017, respectively, due to a lower FDIC assessment rate.

Income Tax Provision. The provision for income taxes increased $540,000 and $1.0 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The effective tax rate for the three months ended September 30, 2017 and 2016 was 36.8% and 33.0%, respectively. The effective tax rate for the first nine months of 2017 and 2016 was 33.2% and 33.0%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $91.7 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $168.5 million at September 30, 2017. In addition, at September 30, 2017, the Bank had the ability to borrow an additional $137.6 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $166.8 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $25.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the nine months ended September 30, 2017, the Bank originated $178.6 million of loans and purchased $32.0 million of securities and $22.3 million of loans. For the year ended December 31, 2016, the Bank originated $256.8 million of loans and purchased $37.7 million of loans and $29.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $81.9 million for the first nine months ended September 30, 2017. FHLB advances decreased $50.9 million for the nine months ended September 30, 2017 and $16.8 million for the year ended December 31, 2016. The decrease in borrowings for the nine months of 2017 resulted from the net repayments of FHLB advances with excess deposits. Certificates of deposit due within one year of September 30, 2017 totaled $252.1 million, or 21.0% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company repurchased 24,586 shares of the Company's common stock at a cost of $368,000 during the first nine months of 2017 and 13,806 shares of the Company’s common stock at a cost of $178,000 during the year ended December 31, 2016. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2016 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. The Company may repurchase shares of its common stock in the future. The Company’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes such restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At September 30, 2017, on an unconsolidated basis, the Company had cash and cash equivalents of $2.3 million and available for sale securities of $9.0 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2016 and September 30, 2017.

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

Financial instruments whose contract amounts represent credit risk at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$23,468	$31,702
Undisbursed construction loans	9,662	8,426
Undisbursed home equity lines of credit	54,456	52,131
Undisbursed commercial lines of credit	66,579	54,023
Overdraft protection lines	1,324	1,306
Standby letters of credit	134	133
Total commitments	$155,623	$147,721

Future loan commitments at September 30, 2017 and December 31, 2016 included fixed-rate loan commitments of $7.0 million and $16.4 million, respectively, at interest rates ranging from 3.13% to 5.75% and 2.75% to 8.00%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At September 30, 2017, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $787,000.

For the nine months ended September 30, 2017, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2016 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk
The primary market risk affecting the financial condition and operating results of the Company is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates. The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of its earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. The Company’s strategy for managing interest rate risk generally is to emphasize the origination of adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company may occasionally purchase variable-rate SBA and USDA loans in the secondary market that are fully guaranteed by the U.S. government. These loans have a significantly shorter duration than fixed-rate mortgage loans. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold more longer-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk. The Company offers 10-year fixed-rate mortgage loans that it retains in its portfolio. The Company may offer attractive rates for existing certificates of deposit accounts to extend their maturities. The Company also uses shorter-term investment securities and longer-term borrowings from the FHLB to help manage interest rate risk.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2017.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(5.23)%	(5.33)%
200 basis point increase in rates	0.13	(1.16)
300 basis point increase in rates	(0.36)	(2.70)

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) if rates decreased 100 basis points in the 12- and 24-month periods, increased 200 basis points in the 24-month period or increased 300 basis points in the 12- and 24-month periods. Conversely, net interest income would be positively impacted in the 12-month period if rates increased 200 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, extending the duration of FHLB advances and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended September 30, 2017 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2017	—	$—	—	—
August 1 - 31, 2017	—	—	—	—
September 1 - 30, 2017	4,483	15.05	—	—
Total	4,483	$15.05	—

(1) Consists of shares surrendered by employees to satisfy tax withholding requirements upon the vesting of stock awards. These shares were not repurchased as part of a publicly announced plan or program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)
3.2	Amended and Restated Bylaws of SI Financial Group, Inc. (2)
4	Specimen Stock Certificate of SI Financial Group, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	18 U.S.C. Section 1350 Certifications
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

(1) Incorporated herein by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

(2) Incorporated herein by reference into this document from the Exhibits to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on August 23, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

Date:	November 8, 2017	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	November 8, 2017	/s/ Lauren L. Murphy
Lauren L. Murphy
Senior Vice President and Chief Financial Officer
(principal accounting and financial officer)