Form 10-K
period 2017-12-31
SI Financial Group, Inc.
filed 2018-03-15
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

o	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $189.7 million, which was computed by reference to the closing price of $16.10, at which the common equity was sold as of June 30, 2017.  Solely for the purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 12, 2018, there were 12,242,434 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Shareholders and the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

SI FINANCIAL GROUP, INC.

Forward-Looking Statements

This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.  Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of SI Financial Group, Inc. (the "Company") and its subsidiaries include, but are not limited to, changes in interest rates, corporate tax rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, deposit flows, competition, demand for financial products and services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting or tax principles and guidelines.  Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in this annual report on Form 10-K and in other reports filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I.

Item 1.  Business.

General

In certain instances where appropriate, the terms “we,” “us” and “our” refer to SI Financial Group, Inc. or Savings Institute Bank and Trust Company, or both.

SI Financial Group, Inc. is the parent holding company for Savings Institute Bank and Trust Company (the "Bank"). The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in its market area, including life insurance and annuities.  The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business (including time share lending, loans to condominium associations and medical loans) and consumer loans.  The Bank also purchases commercial business loans, including loans fully guaranteed by the Small Business Administration (the "SBA") and the United States Department of Agriculture (the "USDA"). The Bank sells certain fixed-rate one- to four-family residential conforming loans the Bank originates in the secondary market, primarily with the servicing retained.  Such sales generate mortgage banking fee income.  The remainder of the Bank’s loan portfolio is originated for investment.

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

Market Area and Competition

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford.  The Bank operates 24 full-service offices throughout Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut and Newport and Washington counties in Rhode Island.  Most of the Bank’s deposit customers reside in the areas surrounding the Bank’s branch offices.  The Bank’s primary lending area is eastern Connecticut and Rhode Island with additional concentrations in Massachusetts and New Hampshire. The economy in the Company’s Connecticut market area is relatively diverse and primarily oriented to the educational, service, entertainment, insurance, manufacturing and retail industries.  The major employers in our Connecticut market area include several hospitals, institutions of higher education, the Mohegan Sun and Foxwoods casinos, Aetna Insurance Company, Inc. and General Dynamics Defense Systems.  In addition, there are also many small to mid-sized businesses that support the local economy. The economy in the Company's Rhode Island market area is primarily oriented to the health care, educational, retail and hospitality industries. The major employers in the Rhode Island area include several hospitals, universities and pharmaceutical manufacturers.

Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut have a total population of 1.6 million and 622,000 total households, according to SNL Financial.  For 2017, median household income levels ranged from $70,000 to $87,000 in the five counties we maintain branch offices in Connecticut, compared to $77,000 for Connecticut and $61,000 for the United States, according to published statistics. Newport and Washington counties in Rhode Island have a total population and total households of 209,000 and 85,000, respectively, according to SNL Financial. Median household income levels in Newport and Washington counties for 2017 ranged from $72,000 to $79,000, compared to $63,000 for Rhode Island, according to published statistics.

The Bank faces significant competition for the attraction of deposits and origination of loans.  The most direct competition for deposits has historically come from several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities.  At June 30, 2017, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank held 24.20% of the deposits in Windham County, Connecticut, which is the largest market share out of the 10 financial institutions with offices in this county.  Also, at June 30, 2017, the Bank held 1.13% of the deposits in New London, Tolland, Hartford and Middlesex counties, Connecticut, which is the 14th largest market share out of the 36 financial institutions with offices in these counties.  In Rhode Island, at June 30, 2017, the Bank held 4.92% of the deposits in Newport and Washington counties, which is the 5th largest market share out of the 11 financial institutions with offices in these counties.  Several large national or regional bank holding companies also operate in the Bank’s Connecticut and Rhode Island market areas.  These institutions are significantly larger and, therefore, have significantly greater resources and may offer products and services that the Bank does not provide.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans.  At December 31, 2017, the Bank had loans held for sale totaling $835,000.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$397,277	31.86%	$417,064	33.91%	$417,458	35.57%	$430,575	40.97%	$449,812	42.73%
Multi-family and commercial	481,998	38.66	421,668	34.29	385,341	32.84	298,320	28.38	285,660	27.13
Construction	28,765	2.31	36,026	2.93	21,786	1.86	13,579	1.29	10,162	0.97
Total real estate loans	908,040	72.83	874,758	71.13	824,585	70.27	742,474	70.64	745,634	70.83

Commercial business loans:
SBA and USDA guaranteed	89,514	7.18	116,383	9.46	145,238	12.38	118,466	11.27	137,578	13.07
Time share	50,526	4.05	51,083	4.15	55,192	4.70	45,669	4.35	28,615	2.72
Condominium association	27,096	2.17	23,531	1.91	21,986	1.87	21,386	2.03	18,442	1.75
Medical loans	27,803	2.23	27,180	2.21	23,445	2.00	16,507	1.57	7,179	0.68
Other	88,566	7.10	79,524	6.47	45,588	3.88	49,939	4.75	62,526	5.94
Total commercial business loans	283,505	22.73	297,701	24.20	291,449	24.83	251,967	23.97	254,340	24.16

Consumer loans:
Home equity	53,480	4.29	55,228	4.49	53,779	4.58	51,093	4.86	44,284	4.21
Indirect automobile	57	—	501	0.04	1,741	0.15	3,692	0.35	6,354	0.60
Other	1,835	0.15	1,687	0.14	1,946	0.17	1,864	0.18	2,116	0.20
Total consumer loans	55,372	4.44	57,416	4.67	57,466	4.90	56,649	5.39	52,754	5.01

Total loans	1,246,917	100.00%	1,229,875	100.00%	1,173,500	100.00%	1,051,090	100.00%	1,052,728	100.00%
Deferred loan origination costs, net of deferred fees	2,591		2,268		1,735		1,571		1,598
Allowance for loan losses	(12,334)		(11,820)		(9,863)		(7,797)		(6,916)
Loans receivable, net	$1,237,174		$1,220,323		$1,165,372		$1,044,864		$1,047,410

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

Generally, the Bank does not originate conventional mortgage loans with loan-to-value ratios exceeding 95% and generally originates loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences.  Mortgage loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral.  The Bank requires all properties securing mortgage loans to be appraised by a board approved independent licensed appraiser and requires title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance and flood insurance for loans on properties located in a flood zone before closing the loan.

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

Multi-Family and Commercial Real Estate Loans.  The origination of multi-family and commercial real estate ("CRE") loans is another primary lending activity of the Bank. Such loans are made throughout its market area and in strategic areas in the surrounding region for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  The Bank offers fixed-rate and adjustable-rate multi-family and commercial real estate loans.  Adjustable-rate multi-family and commercial real estate loans originate for amortization periods up to 25 years.  The Bank may originate loans with 30-year amortization periods in investment commercial real estate and commercial bond finance loan categories only. Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period. The Bank’s multi-family and commercial real estate loans are generally secured by owner-occupied properties, including churches and retail facilities. These loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value.

The Bank intends to continue to emphasize making these types of loans, as market conditions permit, as such loans produce yields that are generally higher than one- to four-family residential loans and are more sensitive to changes in market interest rates. At December 31, 2017, the largest outstanding multi-family or commercial real estate loan was $16.1 million.  This loan is secured by a single tenant retail property and was performing according to its terms at December 31, 2017.

The Bank maintains an Out-of-Market CRE Market Lending Program. The primary focus of this program is to develop greater investment in commercial real estate loans in the metro-Boston area and the surrounding region. The Bank employs a highly seasoned senior commercial real estate loan officer with significant expertise in lending in this region. Loans originated in this lending area comprise income producing properties representing office, flex, industrial, retail, single credit tenant and residential apartments. These properties have strong income support, favorable demographics and are owned and managed by experienced and financially strong property managers. These loans are predominately shorter-term loan facilities (generally 5-year maturities), which are structured to provide the Bank with strong asset growth, coupled with a focus on credit quality and interest rate risk management. At December 31, 2017, the Bank's exposure in Out-of-Market CRE Market Lending was $192.2 million.

Construction and Land Loans.  The Bank originates loans to individuals, and to a lesser extent, builders, to finance construction of residential dwellings.  The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses.  Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Commercial construction loans generally provide for the payment of interest only during the construction phase, which may range from three to twenty-four months. Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction, 75% on construction for nonresidential properties and 80% of the lesser of the appraised value or cost of the project on multi-family construction.  At December 31, 2017, the largest outstanding commercial construction loan commitment was $8.0 million for the construction of a sports complex, of which $7.4 million was outstanding and the largest residential construction loan commitment was $950,000, all of which was outstanding.  These loans were performing according to their terms at December 31, 2017.  Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser.  Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

The Bank also originates development land loans to individuals, local contractors and developers to make improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan.  Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land.  Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%.  The Bank offers fixed-rate land loans and variable-rate land loans that adjust monthly.  Land loans totaled $1.0 million at December 31, 2017.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area.  When originating commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. At December 31, 2017, the largest outstanding commercial loan was $15.1 million, which is a general obligation bond to a private college and is further secured by a pledge of the unrestricted receipts, revenues, income and other monies of the college.  This loan was performing according to its terms at December 31, 2017.

These loans are generally secured by business assets other than real estate, such as business equipment and inventory, in conformance to policy established borrowing base limits.  The Bank originates one-year revolving credit facilities to finance short-term working capital needs of businesses to be repaid by business cash flow. In addition, the Bank originates non-revolving credit facilities to provide a period of time during which the business can borrow funds for planned equipment purchases and other improvement expenditures.  These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months, and will be paid over a predefined amortization period.  Additional products such as time notes, letters of credit and equipment lease financing are offered. Additionally, the Bank may purchase the portion of commercial business loans that are fully guaranteed by the SBA or the USDA.  At December 31, 2017, purchased SBA and USDA loans totaled $89.5 million.

The Bank utilizes experienced loan officers and staff to offer specialized lending programs to finance capital improvements for residential and commercial condominium associations as well as the time share industry. Condominium association loans are secured with the assigned right to levy and collect special assessments from the individual unit owners. The condominium association loan portfolio consists of 68 loans totaling $27.1 million as of December 31, 2017. The Bank is not involved with the development of time share resorts, but provides financing for investors with loans secured by diverse consumer receivables. The Bank's exposure in time share lending was 16 loans totaling $50.5 million at December 31, 2017.

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

The Bank may purchase portions of loans that are fully guaranteed by the SBA or the USDA.  The loans are primarily for commercial and agricultural properties located throughout the United States.  The Bank did not purchase such loans during the years ended December 31, 2017 or 2016. There were no sales of SBA and USDA loans for the years ended December 31, 2017 and 2016.

The Bank purchased $36.1 million and $37.7 million of multi-family and commercial real estate loans and other commercial business loans in 2017 and 2016, respectively, which included primarily participation loans and medical loans. The Bank performs its own underwriting analysis before purchasing a loan and, therefore, believes there should not be a greater risk of default on these obligations compared to loans the Bank originates itself.  However, in a purchased loan, the Bank does not service the loan and thus is subject to the policies and practices of the originating lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Participation loans are entered into by the Bank with other institutions. Total participation loans entered into by the Bank were $25.0 million for both 2017 and 2016. Medical loans are purchased from a company specializing in medical loan originations. Medical loans are commercial business loans secured by medical equipment and are primarily out of our market area. Total medical loans purchased were $10.8 million and $10.7 million in 2017 and 2016, respectively.

The Bank originates conventional conforming one- to four-family loans which meet Fannie Mae underwriting standards.  The Bank sells certain fixed-rate one- to four-family residential conforming loans in the secondary market, primarily on a servicing retained basis.  Such loans are sold to Fannie Mae, the Connecticut Housing Finance Authority, the Federal Home Loan Bank of Boston (the "FHLB") under the Mortgage Partnership Finance Program and other third-party correspondents.  The decision to sell loans in the secondary market is based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management.  Generally, loans are sold without recourse.  The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. Proceeds from the sale of one- to four-family loans totaled $54.9 million and $38.8 million for the years ended December 31, 2017 and 2016, respectively. The Bank intends to continue to originate these types of loans for sale in the secondary market in the future to increase its noninterest income.

At December 31, 2017, the Bank retained the servicing rights on $248.5 million of loans, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties.  Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower.  At December 31, 2017, the exposure amount for loans sold with recourse totaled $1,000.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, net loan charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Total loans at beginning of year	$1,229,875	$1,173,500	$1,051,090

Originations:
Real estate loans	175,967	194,198	209,857
Commercial business loans	33,717	36,582	33,739
Consumer loans	24,782	26,008	22,934
Total loan originations	234,466	256,788	266,530

Purchases:
Other commercial loans	36,123	37,702	57,528
SBA and USDA guaranteed	—	—	55,664
Total purchases	36,123	37,702	113,192

Deductions:
Principal loan repayments, prepayments and other, net	198,315	198,309	228,116
Loan sales	54,099	38,227	28,171
Loan charge-offs	239	450	557
Transfers to other real estate owned	894	1,129	468
Total deductions	253,547	238,115	257,312

Net increase in loans	17,042	56,375	122,410

Total loans at end of year	$1,246,917	$1,229,875	$1,173,500

Loan Maturity.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2017.  The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans and may cause actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude deferred loan fees and costs.

	Amounts Due In
	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$242	$13,795	$383,240	$397,277
Multi-family and commercial	17,101	107,628	357,269	481,998
Construction	5,533	330	22,902	28,765
Total real estate loans	22,876	121,753	763,411	908,040

Commercial business loans:
SBA and USDA guaranteed	—	4,931	84,583	89,514
Time share	1,830	37,749	10,947	50,526
Condominium association	44	3,312	23,740	27,096
Medical loans	362	12,567	14,874	27,803
Other	6,413	19,235	62,918	88,566
Total commercial business loans	8,649	77,794	197,062	283,505

Consumer loans:
Home equity	312	1,969	51,199	53,480
Indirect automobile	50	7	—	57
Other	34	243	1,558	1,835
Total consumer loans	396	2,219	52,757	55,372

Total loans	$31,921	$201,766	$1,013,230	$1,246,917

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

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2017 that are due after December 31, 2018, and have either fixed interest rates or adjustable interest rates.

	Due After December 31, 2018
	Fixed Rates	Floating or Adjustable Rates	Total

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$318,690	$78,345	$397,035
Multi-family and commercial	233,637	231,260	464,897
Construction	20,081	3,151	23,232
Total real estate loans	572,408	312,756	885,164

Commercial business loans:
SBA and USDA guaranteed	39,130	50,384	89,514
Time share	19,134	29,562	48,696
Condominium association	23,064	3,988	27,052
Medical loans	27,441	—	27,441
Other	58,531	23,622	82,153
Total commercial business loans	167,300	107,556	274,856

Consumer loans:
Home equity	14,988	38,180	53,168
Indirect automobile	7	—	7
Other	317	1,484	1,801
Total consumer loans	15,312	39,664	54,976

Total loans	$755,020	$459,976	$1,214,996

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

Loans to One Borrower.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of the Bank’s stated capital and reserves.  At December 31, 2017, the Bank’s general regulatory limit on loans to one borrower was approximately $24.0 million.  At that date, the Bank’s largest lending relationship was $20.9 million, representing commercial real estate loans on office buildings.  These loans were performing according to their original terms at December 31, 2017.

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

The following table provides information about delinquencies in the Bank’s loan portfolio at the dates indicated.

	December 31, 2017				December 31, 2016
	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	11	$1,582	12	$1,280	8	$1,128	12	$1,547
Multi-family and commercial	—	—	1	27	2	250	3	351
Total real estate loans	11	1,582	13	1,307	10	1,378	15	1,898
Commercial business loans:
Medical loans	1	99	—	—	—	—	—	—
Other	2	183	1	26	—	—	4	593
Total commercial business loans	3	282	1	26	—	—	4	593
Consumer loans:
Home equity	—	—	—	—	—	—	1	179
Indirect automobile	1	3	—	—	—	—	—	—
Other	—	—	—	—	2	2	2	5
Total consumer loans	1	3	—	—	2	2	3	184
Total delinquent loans	15	$1,867	14	$1,333	12	$1,380	22	$2,675

Classified Assets.  Management of the Bank, including the Managed Asset Committee, consisting of a number of the Bank’s officers, review and classify the assets of the Bank on a monthly basis and the Board of Directors reviews the results of the reports on a quarterly basis.  Federal regulations and the Bank’s internal policies require that management utilize an internal asset classification system to monitor and evaluate the credit risk inherent in its loan portfolio.  In addition, the Bank's regulators have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets; substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have all the weaknesses inherent in those classified as “substandard” with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss.  Assets classified as “loss” are those assets considered uncollectible and of such little value that continuance as assets of the institution are not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weakness deserving close attention.  If the Bank classifies an asset as a loss, a loan loss allowance in the amount of 100% of the portion of the asset classified as a loss is established or the loan is fully charged-off.

The following table shows the aggregate amounts of the Bank’s criticized and classified assets as of December 31, 2017.

				Special
	Loss	Doubtful	Substandard	Mention
Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$—	$—	$6,409	$1,592
Multi-family and commercial	—	—	11,241	13,362
Total real estate loans	—	—	17,650	14,954

Commercial business loans:
Other	—	—	1,265	3,559
Total commercial business loans	—	—	1,265	3,559

Consumer loans:
Home equity	—	—	257	137
Other	—	—	1	—
Total consumer loans	—	—	258	137
Total classified loans	—	—	19,173	18,650
Total criticized and classified assets	$—	$—	$19,173	$18,650

At December 31, 2017, total criticized and classified assets were comprised of 47 commercial real estate loans totaling $24.6 million, 52 residential mortgage loans totaling $8.0 million, 16 commercial business loans totaling $4.8 million, six home equity loans totaling $394,000 and two other consumer loans totaling $1,000.  Of the $19.2 million in substandard loans, $5.9 million were nonperforming at December 31, 2017. Substandard loans included residential real estate loans totaling $1.3 million, multi-family and commercial real estate loans totaling $27,000 and other commercial business loans totaling $26,000 that were 90 days or more past due.

Other than disclosed in the above tables, there are no loans at December 31, 2017 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

The Bank periodically may agree to modify the contractual terms of loans.  When a loan is modified and concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrower’s financial condition, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired. The Bank adheres to its nonaccrual policy for all TDR loans. Loans that were current prior to modification would not require nonaccrual status subsequent to the modification. If the accrual of interest was suspended on the loan prior to the modification or if the payment amount significantly increased subsequent to the modification, the loan would remain on nonaccrual status until the borrower demonstrates the willingness and the ability to make the restructured loan payments for a period of six consecutive months.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as a foreclosed asset until it is sold.  When property is acquired, it is recorded at fair value, net of estimated selling expenses.  Holding costs and declines in fair value after acquisition of the property result in charges to earnings.

The following table provides information with respect to the Bank’s nonperforming assets and TDRs as of the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$2,405	$3,425	$3,894	$3,167	$3,560
Multi-family and commercial	3,482	1,056	2,167	907	2,979
Total real estate loans	5,887	4,481	6,061	4,074	6,539
Commercial business loans	324	593	339	446	385
Consumer loans:
Home equity	192	353	183	23	53
Indirect automobile	—	—	—	—	16
Other	1	6	—	—	—
Total consumer loans	193	359	183	23	69
Total nonaccrual loans	6,404	5,433	6,583	4,543	6,993

Accruing loans past due 90 days or more:
Commercial business loans	—	—	—	459	—
Total accruing loans past due 90 days or more	—	—	—	459	—
Total nonperforming loans	6,404	5,433	6,583	5,002	6,993

Other real estate owned, net (1)	1,226	1,466	1,088	1,271	2,429
Total nonperforming assets	7,630	6,899	7,671	6,273	9,422
Accruing troubled debt restructurings	9,438	9,982	4,659	3,387	2,192
Total nonperforming assets and troubled debt restructurings	$17,068	$16,881	$12,330	$9,660	$11,614

Total nonperforming loans to total loans	0.51%	0.44%	0.56%	0.48%	0.66%
Total nonperforming loans to total assets	0.41	0.35	0.44	0.37	0.52
Total nonperforming assets and troubled debt restructurings to total assets	1.08	1.09	0.83	0.72	0.86

(1)	Other real estate owned balances are shown net of related write-downs or valuation allowance.

The increase in nonperforming assets was primarily due to increases of $2.4 million in nonperforming multi-family and commercial real estate loans, of which $2.2 million relates to one loan that was restructured and is performing in accordance with the modified terms of its agreement, partially offset by a decrease in nonperforming residential real estate loans of $1.0 million.  Nonaccrual loans consisted of 24 residential one- to four-family loans, eight commercial real estate loans, two home equity loans, three commercial business loans and two consumer loans.

Other real estate owned decreased $240,000 from December 31, 2016 to $1.2 million at December 31, 2017.  During 2017, the Bank acquired six residential properties with a net carrying value of $894,000 and sold four residential properties with a net carrying value of $459,000.

At December 31, 2017 and 2016, TDRs totaled $13.1 million and $10.9 million, respectively, as a result of interest rate concessions, deferral of principal payments, extension of maturity or a combination of these items.  Of the TDRs at December 31, 2017, $9.4 million continued to accrue interest under the restructured terms of their agreements while the accrual of interest was suspended on loans totaling $3.6 million. As of December 31, 2017, there were no TDRs that were in payment default. All TDRs were performing in accordance with the terms of their restructured loan agreements.

Interest income that would have been recorded for the year ended December 31, 2017 had nonaccruing loans and TDRs been current in accordance with their original terms and had been outstanding throughout the period amounted to $264,000. The amount of interest recognized on impaired loans was $623,000 for the year ended December 31, 2017.

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

Allowance for Loan Losses.  The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses inherent in the loan portfolio and estimated to occur, and is maintained at a level management considers adequate to absorb losses in the loan portfolio.  Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the principal loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received.  In the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when necessary.

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

◦
General valuation allowance.  The general component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans.  For this portion of the allowance, loans are segregated by category and assigned an allowance percentage based on historical loan loss experience adjusted for qualitative factors stratified by the following loan segments:  residential one- to four-family, multi-family and commercial real estate, construction, commercial business and consumer.   Management uses a rolling average of historical losses based on the time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: changes in lending policies and procedures, including changes in underwriting standards and collections, charge-off and recovery practices; changes in national, regional and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the size and composition of the loan portfolio and in the terms of the loans; changes in the experience, ability and depth of lending and underwriting management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the loan review system; changes in the underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the portfolio.

In computing the allowance for loan losses, we do not assign a general valuation allowance to the SBA and USDA loans we purchase as such loans are fully guaranteed.  Such loans accounted for $89.5 million, or 7.2% of the loan portfolio, at December 31, 2017.

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut, Rhode Island and the Boston metro area. Certain commercial real estate loans are secured by collateral located outside of our primary market area. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in local market conditions.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2017			2016			2015
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$1,093	8.86%	31.86%	$1,149	9.72%	33.91%	$1,036	10.50%	35.57%
Multi-family and commercial	6,627	53.73	38.66	5,724	48.43	34.29	5,033	51.03	32.84
Construction	633	5.13	2.31	952	8.05	2.93	516	5.23	1.86
Commercial business:
SBA & USDA guaranteed	—	—	7.18	—	—	9.46	—	—	12.38
Time share	581	4.71	4.05	639	5.41	4.15	690	7.00	4.70
Condominium association	312	2.53	2.17	294	2.49	1.91	330	3.35	1.87
Medical loans	820	6.65	2.23	815	6.89	2.21	703	7.13	2.00
Other	1,595	12.93	7.10	1,518	12.84	6.47	902	9.14	3.88
Consumer loans:
Home equity	630	5.11	4.29	685	5.80	4.49	595	6.03	4.58
Indirect automobile	—	—	—	4	0.03	0.04	12	0.12	0.15
Other	43	0.35	0.15	40	0.34	0.14	46	0.47	0.17
Total allowance for loan losses	$12,334	100.00%	100.00%	$11,820	100.00%	100.00%	$9,863	100.00%	100.00%

	December 31,
	2014			2013
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$955	12.25%	40.97%	$975	14.10%	42.73%
Multi-family and commercial	3,607	46.26	28.38	3,395	49.09	27.13
Construction	254	3.26	1.29	169	2.44	0.97
Commercial business:
SBA & USDA guaranteed	—	—	11.27	—	—	13.07
Time share	685	8.78	4.35	429	6.20	2.72
Condominium association	321	4.12	2.03	277	4.01	1.75
Medical loans	495	6.35	1.57	215	3.11	0.68
Other	881	11.30	4.75	954	13.79	5.94
Consumer loans:
Home equity	530	6.80	4.86	409	5.91	4.21
Indirect automobile	26	0.33	0.35	44	0.64	0.60
Other	43	0.55	0.18	49	0.71	0.20
Total allowance for loan losses	$7,797	100.00%	100.00%	$6,916	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Allowance at beginning of year	$11,820	$9,863	$7,797	$6,916	$6,387

Provision for loan losses	661	2,190	2,509	1,539	1,319

Charge-offs:
Real estate loans:
Residential - 1 to 4 family	(102)	(208)	(102)	(335)	(712)
Multi-family and commercial	—	(50)	(289)	(144)	(228)
Commercial business loans	(79)	(68)	(165)	(164)	(22)
Consumer loans:
Home equity	(53)	(115)	—	(40)	(20)
Indirect automobile	(3)	(3)	—	(32)	(31)
Other	(2)	(6)	(1)	(8)	(44)
Total charge-offs	(239)	(450)	(557)	(723)	(1,057)

Recoveries:
Real estate loans:
Residential - 1 to 4 family	3	28	74	38	40
Multi-family and commercial	—	110	24	1	72
Construction	—	—	—	—	91
Commercial business loans	81	77	15	5	3
Consumer loans:
Home equity	—	—	—	—	24
Indirect automobile	1	—	—	17	32
Other	7	2	1	4	5
Total recoveries	92	217	114	65	267
Net charge-offs	(147)	(233)	(443)	(658)	(790)

Allowance at end of year	$12,334	$11,820	$9,863	$7,797	$6,916

Ratios:
Allowance to total loans outstanding at year end	0.99%	0.96%	0.84%	0.74%	0.66%
Allowance to nonperforming loans	192.60	217.56	149.83	155.88	98.90
Net charge-offs to average loans outstanding during the year	0.01	0.02	0.04	0.06	0.10

The allowance as a percentage of total loans increased to 0.99% at December 31, 2017 compared to 0.96% at December 31, 2016.  The lower provision for loan losses for 2017 was primarily due to reductions in reserves for impaired loans and a decrease in net loan charge-offs. At December 31, 2017, nonperforming loans totaled $6.4 million compared to $5.4 million at December 31, 2016. An increase in nonperforming multi-family and commercial real estate loans of $2.4 million, partially offset by a decrease in nonperforming residential real estate loans of $1.0 million, contributed to the higher balance of nonperforming loans at December 31, 2017. Specific loan loss allowances relating to impaired loans decreased to $482,000 at December 31, 2017 compared to $693,000 at December 31, 2016.

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds.  The Company is also required to maintain an investment in FHLB stock and Federal Reserve Bank ("FRB") stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2017.

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

At December 31, 2017, the Company’s investment portfolio consisted solely of available for sale securities, totaling $154.1 million, representing 9.7% of assets.  The Company’s available for sale securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, U.S. government and agency obligations, government-sponsored enterprise securities with maturities of 20 years or less, and, to a lesser extent, tax-exempt securities, collateralized debt obligations and obligations of state and political subdivisions with maturities of 30 years or less.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)
U.S. Government and agency obligations	$62,749	$61,768	$64,894	$64,296	$71,142	$70,996
Government-sponsored enterprises	9,212	9,217	11,267	11,364	25,313	25,403
Mortgage-backed securities: (1)
Agency - residential	79,134	78,230	78,843	78,302	72,248	71,966
Non-agency - residential	70	65	93	87	116	112
Corporate debt securities	—	—	—	—	1,000	1,000
Collateralized debt obligations	1,090	1,124	1,157	1,157	1,156	1,146
Obligations of state and political subdivisions	500	500	1,000	1,000	1,270	1,271
Tax-exempt securities	3,114	3,149	3,145	3,161	3,175	3,238
Total available for sale securities	$155,869	$154,053	$160,399	$159,367	$175,420	$175,132

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The Company had no investment in a single entity that had an aggregate book value in excess of 10% of the Company's shareholders’ equity at December 31, 2017.

The following table sets forth the amortized cost, weighted average yields and contractual final maturities of available for sale securities at December 31, 2017.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.  Certain mortgage-backed securities and collateralized debt obligations have adjustable interest rates and will reprice periodically within the various maturity ranges.  These repricing schedules are not reflected in the following table below.  At December 31, 2017, the amortized cost of mortgage-backed securities with adjustable rates totaled $10.8 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government and agency obligations	$13,996	1.26%	$9,842	2.10%	$—	—%	$38,911	3.16%	$62,749	2.57%
Government-sponsored enterprises	1,996	1.42	7,216	2.16	—	—	—	—	9,212	2.00
Mortgage-backed securities:
Agency - residential	—	—	95	4.17	6,038	2.91	73,001	2.48	79,134	2.51
Non-agency -residential	—	—	—	—	70	6.50	—	—	70	6.50
Collateralized debt obligations	—	—	—	—	—	—	1,090	2.36	1,090	2.36
Obligations of state and political subdivisions	—	—	500	5.57	—	—	—	—	500	5.57
Tax-exempt securities	573	1.06	2,020	1.90	169	2.52	352	2.35	3,114	1.83
Total available for sale securities	$16,565	1.28%	$19,673	2.20%	$6,277	2.94%	$113,354	2.71%	$155,869	2.50%

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

For impaired debt securities the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and noncredit-related OTTI is recognized in other comprehensive income (loss), net of applicable taxes.  During 2017, the Company did not recognize any OTTI for credit losses on debt securities.  See Notes 3 and 15 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more details.

Deposit Activities and Other Sources of Funds

General.  Deposits, other borrowings, repayments and sale of loans and investment securities are the major sources of the Company’s funds for lending and other investment purposes.  Loan and investment security repayments are a relatively stable source of funds, while deposit inflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of Connecticut or Rhode Island.  The Bank attracts deposits in its market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts) and interest-bearing accounts (such as NOW and money market accounts, regular savings accounts and certificates of deposit).  Certificate of Deposit Account Registry Service ("CDARS") deposits and Insured Cash Sweeps ("ICS"), which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive FDIC insurance on deposits up to $50.0 million. The Bank also utilizes brokered deposits, which were $24.3 million at December 31, 2017, $785,000 of which were CDARS deposits and $742,000 of which were ICS deposits. Brokered deposits, which are deposits sold by brokers to banks, are generally out-of-market, thus, they are less likely to remain with the institution after their maturity, which may require us to replace these deposits with higher cost alternative funds. Also, because they generally have larger balances, they often are accompanied by a higher interest rate.  Generally, the Bank does not utilize brokered deposits as a primary funding source, but rather maintains such deposits to ensure access to another liquidity source should the need arise.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns.  The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, but not be the market leader in every account type and maturity.

The following table sets forth the average balance of deposits by type and weighted average rates paid thereon at the dates indicated.

	December 31,
	2017		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$208,898	—%	$174,536	—%	$149,091	—%
Interest-bearing demand deposits	1,028	0.15	838	0.15	376	0.14
NOW and money market accounts	490,766	0.21	468,654	0.11	465,888	0.11
Savings accounts (1) (2)	35,818	0.26	36,565	0.30	37,895	0.22
Certificates of deposit (3)	454,380	1.47	431,732	1.39	384,207	1.37
Total deposits	$1,190,890	0.64%	$1,112,325	0.59%	$1,037,457	0.57%

(1)	Includes mortgagors’ and investors’ escrow accounts of $3.1 million, $2.6 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Includes brokered deposits of $625,000 and $333,000 for the years ended December 31, 2017 and 2016, respectively.

(3)	Includes brokered deposits of $25.3 million, $24.9 million and $20.7 million at December 31, 2017, 2016 and 2015, respectively.

The Bank had $228.8 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2017, maturing as follows:

	Amount	Weighted Average Rate
Maturity Period:	(Dollars in Thousands)
Three months or less	$14,937	1.11%
Over three through six months	54,959	1.31
Over six through twelve months	68,848	1.59
Over twelve months	90,105	1.70
Total	$228,849	1.54%

The following table sets forth certificates of deposit accounts classified by the rates at December 31, 2017.

	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in Thousands)
0.00 - 1.00%	$40,502	$10,940	$3,798	$—	$—	$55,240	12.34%
1.01 - 2.00%	229,863	121,452	25,302	2,687	2,145	381,449	85.25
2.01 - 3.00%	5,832	4,310	634	—	—	10,776	2.41
3.01 - 3.20%	5	—	—	—	—	5	—
Total	$276,202	$136,702	$29,734	$2,687	$2,145	$447,470	100.00%

Cash Management Services. The Bank offers a variety of deposit accounts designed for the businesses operating in its market area. The Bank's business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses and non-profit organizations. In an effort to increase its commercial deposits, the Bank also offers remote capture products and money market accounts for its business customers.

FHLB Borrowings.  The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  As of December 31, 2017, the Bank had outstanding borrowings with the FHLB of $170.1 million.

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

Junior Subordinated Debt Owed to Unconsolidated Trust.  In 2006, SI Capital Trust II (the “Trust”), a business trust, issued $8.0 million of trust preferred securities in a private placement and issued 248 shares of common stock at $1,000 par value to the Company. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company.  The trust preferred securities mature in 30 years and bear interest at a rate equal to the three-month LIBOR plus 1.70%.  The interest rate on these securities at December 31, 2017 was 3.29%.  After receipt of regulatory approval, the Company may redeem the trust preferred securities, in whole or in part.

In 2010, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $8.0 million whereby the counterparty paid a variable rate equal to the three-month LIBOR and the Company paid a fixed rate of 2.44%.  The agreement became effective on December 15, 2010 and terminated on December 15, 2015.  This agreement was designated as a cash flow hedge against the trust preferred securities issued by the Trust.  This effectively fixed the interest rate on the $8.0 million of trust preferred securities at 4.14% for the period December 15, 2010 through December 15, 2015.

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

The following table sets forth information regarding the Company’s borrowings at and for the years indicated.

	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$217,650	$227,477	$234,595
Subordinated debt	8,248	8,248	8,248

Average balance outstanding during the year:
FHLB advances	$190,519	$211,429	$188,361
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate during the year:
FHLB advances	1.76%	1.57%	1.58%
Subordinated debt	2.86	2.34	3.99

Balance outstanding at end of year:
FHLB advances	$170,094	$217,759	$234,595
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate at end of year:
FHLB advances	1.86%	1.58%	1.50%
Subordinated debt	3.29	2.66	2.21

Trust Services

In May 2017, the Company sold its trust and asset management business, resulting in a pre-tax gain of $795,000. The Bank’s trust department provided fiduciary services, investment management and retirement services to individuals, partnerships, corporations and institutions.  Total trust services revenue was $431,000 and$1.0 million for the years ended December 31, 2017 and 2016, respectively.

Subsidiary Activities

The Company’s subsidiaries include Savings Institute Bank and Trust Company and SI Capital Trust II. The following are descriptions of the Bank’s wholly-owned subsidiaries.

SI Realty Company, Inc.   SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate managed by the Bank, including foreclosure properties.  At December 31, 2017, SI Realty Company, Inc. had $6.7 million in assets.

SI Mortgage Company.  In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property.  SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law.  Income tax savings to the Bank from the use of a passive investment company was $748,000 and $843,000 for the years ended December 31, 2017 and 2016, respectively.

Personnel

At December 31, 2017, the Company had 255 full-time employees and 26 part-time employees.  None of the Company’s employees are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General. The Bank, a Connecticut-chartered stock savings bank, is subject to extensive regulation, supervision and examination by the Connecticut Department of Banking (the “CDB”) and, as a member of the FRB. The Bank is a member of the FHLB and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the CDB concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions and opening or closing branch offices. There are periodic examinations by the FRB and the CDB to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan losses. Any change in such policies, whether by the CDB, the FRB or Congress, could have a material adverse impact on the Company and the Bank and their operations.

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

Dividends. The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years, without the specific approval of the Connecticut Banking Commissioner. FRB regulations establish limits on dividends, including requiring FRB approval for aggregate dividends exceeding net income for the current year and the two prior calendar years. In addition, as a subsidiary of a bank holding company, the Bank must provide prior notice to the FRB of any dividend. The FRB has the authority to object to the dividend if deemed unsafe or unsound. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FRB may limit a bank’s ability to pay dividends. No dividends may be paid to the Bank’s sole stockholder, the Company, if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by federal regulations.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FRB takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2017, the Bank met each of its capital requirements.

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

The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2017 under the “prompt corrective action” regulations in effect as of such date.

Insurance of Deposit Accounts. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor. The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the

Deposit Insurance Fund. Originally, each institution was assigned to a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) ranged from 2.5 to 45 basis points of each institution’s total assets less tangible capital. In conjunction with the Deposit Insurance Fund’s reserve ratio reaching 1.15%, the range of assessments for banks of less than $10 billion in assets was reduced to 1.5 basis points to 30 basis points of total assets less tangible capital, effective July 1, 2016. In addition, the risk categories were eliminated in favor of a combination of examination ratings and financial modeling designed to estimate the probability of such institution’s failure over a three-year period.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on our operating expenses and results of operations. Management cannot predict what insurance assessment rates will be in the future.

Community Reinvestment Act. Savings banks have a responsibility under the federal Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the CRA could result in restrictions on activities and/or denials of applications for transactions such as mergers, acquisitions and branches. The Bank received a “satisfactory” CRA rating in its most recently completed federal examination.

Connecticut has its own statutory counterpart to the CRA that is also applicable to the Bank. The Connecticut version is generally similar to the CRA but utilizes a four-tiered descriptive rating system. Connecticut law requires the Connecticut Banking Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by a bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank received a "satisfactory" CRA rating in its most recently completed examination under Connecticut law.

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

Enforcement. The FRB has extensive enforcement authority over the Bank and has authority to bring actions against the Bank and all Bank-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the

Bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order for removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System. The Bank is a member of the FHLB, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2017 of $9.9 million.

Federal Reserve System. Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $115.1 million, plus 10% on the remainder, and the first $15.5 million of otherwise reservable balances will both be exempt. These reserve requirements are subject to adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

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

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

The operations of the Bank also are subject to the:

•	The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

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

Holding Company Regulation

General. In August 2017, the Company changed status from that of a savings and loan holding company to that of a bank holding company. As a result, the previously applicable requirement that the Bank comply with the Qualified Thrift Lender Test, which required that a specified percentage of assets be in primarily residential mortgage-related investments, was eliminated.
The Company is subject to examination, regulation, and periodic reporting as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any other bank or bank holding company. Prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.
A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; and (5) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.
The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed” as defined in the regulations, to opt to become a “financial holding company” and thereby engage in a broader array of financial activities. Such activities can include insurance and investment banking. The Company has elected to become a financial holding company.
The status of the Company as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Dividends and Repurchases. Federal regulations require a bank holding company to give the FRB prior written notice of any repurchase or redemption of outstanding equity securities if the gross consideration for the repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption under certain circumstances. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. Federal Reserve policy provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments under specified circumstances regardless of the applicability of the previously referenced notification requirement. The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. This policy statement also provides for regulatory consultation before a holding company pays dividends or redeems or repurchases shares of common stock under certain circumstances. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Acquisition of Control. Under the Change in Bank Control Act, no person may acquire control of a bank holding company unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances.

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2014. The Company’s maximum federal income tax rate was 34.0% for 2017.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the "Act"). The Act includes a number of changes in existing law impacting, among other things, a permanent reduction in the corporate tax rate from 34% to 21%, effective January 1, 2018.

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

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 21% federal corporate income tax rate. The Bank does not intend to pay non-dividend distributions that would result in a recapture of any portion of its bad debt reserves.

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax.  The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax.  The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (9.0% for fiscal year 2017) to arrive at Connecticut income tax.

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

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion.  Certain executive officers of the Bank also serve as executive officers of the Company.  The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank.  The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	63	President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group
Lauren L. Murphy (2)	46	Executive Vice President, Chief Financial Officer of Savings Institute Bank and Trust Company and SI Financial Group
Laurie L. Gervais (3)	53	Executive Vice President, Director of Human Resources and Chief Operating Officer of Savings Institute Bank and Trust Company and SI Financial Group
Paul R. Little (4)	57	Senior Vice President and Chief Credit Officer of Savings Institute Bank and Trust Company
Jonathan S. Wood	62	Executive Vice President and Director of Retail Banking of Savings Institute Bank and Trust Company
Kenneth B. Martin (5)	59	Senior Vice President and Chief Lending Officer of Savings Institute Bank and Trust Company

(1)	Ages presented are as of December 31, 2017.

(2)	Ms. Murphy became Executive Vice President on December 19, 2017.

(3)	Ms. Gervais became Chief Operating Officer on December 19, 2017.
(4) Mr. Little became Chief Credit Officer on December 19, 2017.
(5) Mr. Martin became Chief Lending Officer on December 19, 2017.

Biographical Information:

Rheo A. Brouillard has been the President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group since 1995 and 2004, respectively.  Mr. Brouillard has been a director of the Company since 1995.

Lauren L. Murphy was named Executive Vice President in 2017 after having served as Senior Vice President and Chief Financial Officer of Savings Institute Bank and Trust Company and SI Financial Group since 2015, Senior Vice President and Principal Accounting Officer since 2013 and Vice President and Corporate Controller since 2007.

Laurie L. Gervais was named Chief Operating Officer in 2017 after having served as Executive Vice President and Chief Administrative Officer of Savings Institute Bank and Trust Company and SI Financial Group since 2015, Senior Vice President and Director of Human Resources since 2009 and Vice President and Director of Human Resources since 2003.  Ms. Gervais serves as Corporate Secretary for SI Financial Group. Ms. Gervais joined Savings Institute Bank and Trust Company in 1983.

Paul R. Little was named Chief Credit Officer in 2017 after having served as Senior Vice President and Chief Lending Officer since 2013 and Senior Vice President and Senior Commercial Loan Officer since he joined Savings Institute Bank and Trust Company in 2011. Prior to joining Savings Institute Bank and Trust Company, Mr. Little was Chief Lending Officer at Simsbury Bank and Trust.

Jonathan S. Wood was named Executive Vice President and Director of Retail Banking in 2015 after having served as Senior Vice President and Retail Banking Officer since he joined Savings Institute Bank and Trust Company in 2012. Prior to joining Savings Institute Bank and Trust Company, Mr. Wood was a Senior Vice President and Consumer Market Executive at Bank of America.

Kenneth B. Martin was named Chief Lending Officer in 2017 after having served as Senior Vice President and Marketing Executive since he joined Savings Institute Bank and Trust Company in May 2017. Prior to joining Savings Institute Bank and Trust Company, Mr. Martin was Director of Business Banking at Santander Bank, N.A.

Item 1A.  Risk Factors.

Prospective investors in, and current holders of, the Company’s common stock should carefully consider the following risk factors.

◦
A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of nonperforming loans, which could adversely affect our results of operations and financial condition. Our performance is significantly influenced by the general economic conditions in our primary markets in Connecticut and Rhode Island. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse affect on our business, financial condition, liquidity and results of operations:

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

◦
The Company’s cost of operations is high relative to its assets. The Company’s failure to maintain or reduce its operating expenses could hurt its profits. Our noninterest expenses totaled $39.8 million and $40.0 million for the years ended December 31, 2017 and 2016, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and noninterest income and have had some improvement, our efficiency ratio remains high as a result of operating expenses. Our efficiency ratio was 73.60% and 68.53% for the years ended December 31, 2017 and 2016, respectively.

◦
The Bank’s level of nonperforming loans and classified assets may require the Bank to increase the provision for loan losses or to charge-off additional losses in the future. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the Bank’s loan portfolio. For 2017, we recorded a provision for loan losses of $661,000 compared to a provision for loan losses of $2.2 million in 2016. We also recorded net loan charge-offs of $147,000 in 2017 compared to net loan charge-offs of $233,000 in 2016. Our nonperforming assets and troubled debt restructurings increased to $17.1 million, or 1.08% of total assets, at December 31, 2017 from $16.9 million, or 1.09% of total assets, at December 31, 2016. Additionally, at December 31, 2017, loans classified as either special mention, substandard, doubtful or loss totaled $37.8 million, representing 3.03% of total loans, including nonperforming loans of $6.4 million, representing 0.51% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, more of our classified loans may become nonperforming and we could experience loan losses or be required to add further reserves to our allowance for loan losses, either of which could have a material adverse effect on our operating results. We maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results.

At December 31, 2017, our allowance for loan losses totaled $12.3 million, which represented 0.99% of total loans and 192.60% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by our regulators, could have a material adverse effect on our operating results.

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

◦
The Bank’s commercial lending exposes us to greater lending risks. At December 31, 2017, $765.5 million, or 61.39%, of our loan portfolio consisted of commercial real estate and commercial business loans. We intend to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

◦
The Bank’s residential mortgage loans and home equity loans exposes it to lending risks. At December 31, 2017, $397.3 million, or 31.86%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $53.5 million, or 4.29%, of our loan portfolio consisted of home equity lines of credit. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Since the recession and through the period of slow recovery thereafter, the housing market has slowed and real estate values in our market areas have declined. This could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

◦
We may be adversely affected by recent changes in U.S. tax laws. The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the real estate market. These limitations include: (1) a lower limit on the deductibility of mortgage interest on one- to four-family residential mortgage loans; (2) the elimination of interest deductions for home equity loans; (3) a limitation on the deductibility of business interest expense; and (4) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like Connecticut. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted because of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Additionally, we review our securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of our securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. We are required to write-down the value of that security through a charge to earnings if we conclude that the decline is other-than-temporary. In the case of debt securities, we are required to charge to earnings any decreases in value that are credit-related. As of December 31, 2017, the amortized cost and the fair value of our available for sale securities portfolio totaled $155.9 million and $154.1 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write-down these securities. Any charges for other-than-temporary impairment would not impact cash flows, tangible capital or liquidity. For the years ended December 31, 2017 and 2016, we recognized no other-than-temporary impairment losses on certain debt securities related to credit-related factors.

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

◦
Strong competition within the Bank’s market area could hurt its profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2017, we held approximately 1.86% of the deposits in Hartford, Middlesex, New London, Tolland and Windham counties in Connecticut, which represented the 11th largest market share of deposits out of the 37 financial institutions in these counties. As of the same date, we held approximately 4.92% of the deposits in Newport and Washington counties in Rhode Island, which represented the 5th largest market share of deposits out of the 11 financial institutions in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

◦
We are subject to certain capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares. A final capital rule that became effective for financial institutions on January 1, 2015, included minimum risk-based capital and leverage ratios, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The final rule also established a “capital conservation buffer” of 2.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. A financial institution, such as the Bank, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.

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

◦
If the goodwill or other intangible assets recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2017, we had $11.7 million of goodwill and $5.2 million of core deposit intangible on our balance sheet. The Company evaluates goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Our annual review of our goodwill occurs in November. Write-downs of the amount of impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. No impairment related to goodwill or core deposit intangibles was recorded for the years ended December 31, 2017 or 2016. Future evaluations may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

◦
We face a risk of liability and enforcement action with noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and restrictions on our ability to pay dividends and to obtain regulatory approvals for potential acquisitions, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

◦
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, may be subject to ongoing, repeated attempts to penetrate key systems by hackers. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company conducts its business through its executive office at 803 Main Street, Willimantic, Connecticut, its 19 branch offices located in Connecticut and five branch offices located in Rhode Island.  Of the 24 offices, eight are owned and 16 are leased.  Lease agreements expire at various dates through 2039 with renewal options of five to 50 years.

Number of Offices
Office Locations

Full-service branches:
Connecticut:
New London County	6
Windham County	7
Tolland County	3
Hartford County	2
Middlesex County	1

Rhode Island:
Newport County	3
Washington County	2
Total:	24

Additionally, the Bank owns three other properties used, in part, for banking operations.  The total net book value of all our properties at December 31, 2017 was $17.3 million.  See Notes 6 and 12 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders, attached hereto as Exhibit 13, for more information.

Item 3.  Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business.  At December 31, 2017, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

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

During the fourth quarter of 2017, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 2017	246	$15.15	—	—
November 2017	—	—	—	—
December 2017	—	—	—	—
Total	246	$15.15	—	—

(1) Consists of shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards. These shares were not repurchased as part of a publicly announced plan or program.

Item 6.  Selected Financial Data.

The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in the Company's Annual Report to Shareholders attached hereto as Exhibit 13. The Company has derived the following selected consolidated financial and other data at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 in part from its consolidated financial statements and notes attached hereto as Exhibit 13. The information at December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 is derived from consolidated financial statements and notes that are not contained in this annual report.

Selected Financial Condition Data:	At December 31,
	2017	2016	2015	2014	2013(1)
	(In Thousands)
Total assets	$1,580,956	$1,550,890	$1,481,834	$1,350,533	$1,346,379
Cash and cash equivalents	83,486	73,186	40,778	39,251	27,321
Securities available for sale	154,053	159,367	175,132	173,040	170,220
Loans receivable, net	1,237,174	1,220,323	1,165,372	1,044,864	1,047,410
Deposits (2)	1,212,465	1,135,073	1,061,525	1,014,313	987,963
Federal Home Loan Bank advances	170,094	217,759	234,595	148,277	176,272
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	8,248	8,248	8,248
Total shareholders' equity	168,481	164,727	154,330	157,739	152,842

Selected Operating Data:	Years Ended December 31,
	2017	2016	2015	2014	2013(1)
	(In Thousands, Except Per Share Data)
Interest and dividend income	$53,987	$52,911	$48,126	$47,521	$38,192
Interest expense	11,081	10,083	8,901	8,243	8,454
Net interest income	42,906	42,828	39,225	39,278	29,738
Provision for loan losses	661	2,190	2,509	1,539	1,319
Net interest income after provision for loan losses	42,245	40,638	36,716	37,739	28,419
Noninterest income	11,161	15,594	10,321	10,166	8,305
Noninterest expenses	39,795	39,998	40,585	41,506	37,677
Income (loss) before income tax provision (benefit)	13,611	16,234	6,452	6,399	(953)
Income tax provision (benefit)	8,369	4,924	2,104	1,988	(98)
Net income (loss)	$5,242	$11,310	$4,348	$4,411	$(855)

Basic earnings (loss) per share	$0.44	$0.96	$0.36	$0.36	$(0.08)
Diluted earnings (loss) per share	$0.44	$0.95	$0.36	$0.36	$(0.08)

Selected Operating Ratios:	At or For the Years Ended December 31,
Performance Ratios:	2017	2016	2015	2014	2013(1)
Return (loss) on average assets	0.33%	0.75%	0.31%	0.33%	(0.08)%
Return (loss) on average equity	3.09	7.09	2.79	2.82	(0.63)
Interest rate spread (3)	2.69	2.85	2.82	2.97	2.74
Net interest margin (4)	2.89	3.01	2.97	3.11	2.93
Noninterest expenses to average assets	2.51	2.64	2.87	3.06	3.48
Dividend payout ratio (5)	45.25	17.29	44.02	33.44	(143.51)
Efficiency ratio (6)	73.60	68.53	82.16	84.05	96.10
Average interest-earning assets to average interest-bearing liabilities	126.85	123.54	121.79	122.01	122.84
Average equity to average assets	10.73	10.53	11.02	11.55	12.60

Capital Ratios: (7)
Common equity tier 1 capital ratio	14.54	15.08	14.86	N/A	N/A
Tier 1 risk-based capital ratio	15.29	15.88	14.86	14.86	14.71
Total risk-based capital ratio	16.49	17.11	15.97	15.87	15.65
Tier 1 capital ratio	10.36	10.50	9.73	9.37	8.94

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.99	0.96	0.84	0.74	0.66
Allowance for loan losses as a percent of nonperforming loans	192.60	217.56	149.83	155.88	98.90
Net charge-offs to average loans outstanding during the year	0.01	0.02	0.04	0.06	0.10

(1) Reflects the acquisition of Newport, which occurred on September 6, 2013.
(2) Includes mortgagors’ and investors’ escrow accounts.
(3) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Represents net interest income as a percent of average interest-earning assets.
(5) Annual dividends paid divided by basic net income (loss).
(6) Represents noninterest expenses divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and other-than-temporary impairment of securities.
(7) Capital ratios for 2017, 2016 and 2015 are reported on a consolidated basis. All other prior year capital ratios are reported at Bank level.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017, using the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on the criteria.

The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting. See Exhibit 13 - Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting
Based on the above evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Executive Officers
Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Code of Ethics
Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance and Board Matters – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.  A copy of the code of ethics and business conduct is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit and Risk Committee” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

Information regarding executive compensation and the compensation committee report required by this item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Matters - Directors’ Compensation” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Set forth below is information as of December 31, 2017 regarding equity compensation plans.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	428,900	$10.93	103,814
Equity compensation plans not approved by stockholders	—	—	—
Total	428,900	$10.93	103,814
Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Corporate Governance
Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters– Director Independence” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned ”Audit-Related Matters – Audit Fees” and “Audit-Related Matters – Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(1)  Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

◦	Reports of Independent Registered Public Accounting Firm

◦	Consolidated Balance Sheets as of December 31, 2017 and 2016

◦	Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015

◦	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

◦	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

◦	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

◦	Notes to Consolidated Financial Statements

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

(3)  Exhibits
The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)

3.2	Amended and Restated Bylaws of SI Financial Group, Inc. (2)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	*Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (3)

10.2	*Amendment to the Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (4)

10.3	*Savings Institute Directors Retirement Plan (5)

10.4	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (6)

10.5	*Savings Institute Group Term Replacement Plan (5)

10.6	*Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (5)

10.7	*Form of First Amendment to Savings Institute Executive Supplemental Retirement Plan–Defined Benefit (6)

10.8	*Form of Savings Institute Director Deferred Fee Agreement (6)

10.9	*SI Financial Group, Inc. 2005 Equity Incentive Plan (7)

10.10	*Change in Control Agreement between Laurie L. Gervais, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (3)

10.11	*Form of Section 409A Amendment to the Change in Control Agreement (8)

10.12	*Form of Amendment to Supplement Executive Retirement Plan (9)

10.13	*Amendment to Supplemental Executive Retirement Plan (4)

10.14	*SI Financial Group, Inc. 2012 Equity Incentive Plan (10)

10.15	*Change in Control Agreement between Jonathan S. Wood, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (11)

10.16	*Change in Control Agreement between Paul R. Little, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (3)

10.17	*Change in Control Agreement between Lauren L. Murphy, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (3)

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

10.19	*Amended and Restated Supplemental Executive Retirement Plan - between Savings Institute Bank and Trust Company and Laurie L. Gervais

10.20	*Savings Institute Executive Supplemental Retirement Plan II - between Savings Institute Bank and Trust Company and Lauren L. Murphy

10.21	*Form of Split Dollar Agreement with Lauren L. Murphy

13.0	Annual Report to Shareholders

21.0	List of Subsidiaries

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language):  (i)  the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*     Management contract or compensation plan or arrangement.

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

(3)
Incorporated herein by reference into this document from the Exhibits on the Company’s Current Report on Form 10-Q (File No. 000-54241) filed with the Securities and Exchange Commission on November 6, 2015.

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

(9)
Incorporated herein by reference into this document from the Exhibits to the Company's Annual Report on Form 10-K (File No. 000-54241) filed with the Securities and Exchange Commission on March 12, 2012.

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
March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 15, 2018
Rheo A. Brouillard

/s/ Lauren L. Murphy	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	March 15, 2018
Lauren L. Murphy

/s/ Mark D. Alliod	Chairman of the Board	March 15, 2018
Mark D. Alliod

/s/ Donna M. Evan	Director	March 15, 2018
Donna M. Evan

/s/ Roger Engle	Director	March 15, 2018
Roger Engle

/s/ Robert O. Gillard	Director	March 15, 2018
Robert O. Gillard

/s/ Michael R. Garvey	Director	March 15, 2018
Michael R. Garvey

/s/ Kevin M. McCarthy	Director	March 15, 2018
Kevin M. McCarthy

/s/ Kathleen A. Nealon	Director	March 15, 2018
Kathleen A. Nealon

/s/ Dennis Pollack	Director	March 15, 2018
Dennis Pollack