Form 10-K/A
period 2017-12-31
SI Financial Group, Inc.
filed 2018-04-11
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 000-54241

SI FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	80-0643149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 Main Street, Willimantic, Connecticut	06226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (860) 423-4581

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

{Clients/1587/00315835.DOCX/ }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐
Emerging Growth Company ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $189.7 million, which was computed by reference to the closing price of $16.10 at which the common equity was sold as of June 30, 2017. Solely for the purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 12, 2018, there were 12,242,434 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

{Clients/1587/00315835.DOCX/ }

EXPLANATORY NOTE

SI Financial Group, Inc. (the “Company”) is filing this Amendment No. 1 of Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 15, 2018. The purpose of this Amendment is solely to file a new Exhibit 10.3, which replaces and supersedes the former plan filed, and to correct and re-file Exhibit 10.8, each of which is identified below:

Exhibit 10.3 Form of Amended and Restated Director Retirement Agreement and Related Amendment
Exhibit 10.8 Savings institute Bank & Trust Company Deferred Fee Plan

Additionally, the description of the agreement in Exhibit 10.21 has been revised. The copy of that agreement remains unchanged. No other changes are being made to the Company’s Form 10-K. This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K. No other changes are being made to any other disclosure contained in the Form 10-K.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

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

(3)	Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

{Clients/1587/00315835.DOCX/ }

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)
3.2	Amended and Restated Bylaws of SI Financial Group, Inc. (2)
4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)
10.1	*Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated (3)
10.2	*Amendment to the Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (4)
10.3	*Form of Amended and Restated Director Retirement Agreement and related amendment
10.4	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (6)
10.5	*Savings Institute Group Term Replacement Plan (5)
10.6	*Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (5)
10.7	*Form of First Amendment to Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (6)
10.8	*Savings Institute Bank & Trust Company Director Deferred Fee Plan
10.9	*SI Financial Group, Inc. 2005 Equity Incentive Plan (7)
10.10	*Change in Control Agreement between Laurie L. Gervais, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (3)
10.11	*Form of Section 409A Amendment to the Change in Control Agreement (8)
10.12	*Form of Amendment to Supplemental Executive Retirement Plan (9)
10.13	*Amendment to Supplemental Executive Retirement Plan (4)
10.14	*SI Financial Group, Inc. 2012 Equity Incentive Plan (10)
10.15	*Change in Control Agreement between Jonathan S. Wood, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (11)
10.16	*Change in Control Agreement between Paul R. Little, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (3)
10.17	*Change in Control Agreement between Lauren L. Murphy, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (3)
10.18
Agreement, dated February 25, 2015, by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company, Seidman and Associates LLC, Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., LSBK06-08 LLC, Broad Park Investors LLC, CBPS, LLC, 2514 Multi-Strategy, L.P., Veteri Place Corporation, Lawrence B. Seidman, an individual, and Dennis Pollack, an individual (12)

10.19	*Amended and Restated Supplemental Executive Retirement Plan – between Savings Institute Bank and Trust Company and Laurie L. Gervais (13)
10.20	*Savings Institute Executive Supplemental Retirement Plan II – between Savings Institute Bank and Trust Company and Lauren L. Murphy (13)
10.21	* Split Dollar Agreement between Lauren L. Murphy, SI Financial Group, Inc. and Savings Institute Bank and Trust Company (13)
13.0	Annual Report to Shareholders (13)
21.0	List of Subsidiaries (13)
23.1	Consent of Wolf & Company, P.C. (13)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (13)

*    Management contract or compensation plan or arrangement.

{Clients/1587/00315835.DOCX/ }

(1)
Incorporated by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010.

(2)	Incorporated by reference into this document from the Exhibits to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on August 23, 2017.

(3)
Incorporated by reference into this document from the Exhibits on the Company’s Quarterly Report on Form 10-Q (File No. 000-54241) filed with the Securities and Exchange Commission on November 6, 2015.

(4)	Incorporated by reference into this document from the Exhibits on the Company’s Annual Report on Form 10-K (File No. 000-54241) filed with the Securities and Exchange Commission on March 11, 2016.

(5)
Incorporated by reference into this document from the Exhibits on the Registration Statement on Form S-1 (File No. 333-116381), and any amendments thereto, filed with the Securities and Exchange Commission on June 10, 2004.

(6)	Incorporated by reference into this document from the Exhibits on the Company’s Annual Report on Form 10-K (File No. 000-50801) filed with the Securities and Exchange Commission on March 27, 2009.

(7)
Incorporated by reference into this document from the Appendix to the Proxy Statement for the 2005 Annual Meeting of Shareholders (File No. 000-50801) filed with the Securities and Exchange Commission on April 6, 2005.

(8)	Incorporated by reference into this document from the Exhibits to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on February 17, 2011.

(9)	Incorporated by reference into this document from the Exhibits to the Company’s Annual Report on Form 10-K (File No. 000-54241) filed with the Securities and Exchange Commission on March 12, 2012.

(10)
Incorporated by reference into this document from the Appendix to the Proxy Statement for the 2012 Annual Meeting of Shareholders (File No. 000-54241) filed with the Securities and Exchange Commission on March 30, 2012.

(11)	Incorporated by reference into this document from the Exhibits on the Company’s Annual Report on Form 10-K (File No. 000-54241) filed with the Securities and Exchange Commission on March 13, 2014.

(12)	Incorporated by reference into this document from the Exhibits on the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on February 25, 2015.

(13)	Incorporated by reference into this document from the Exhibits to the Company’s Annual Report on Form 10-K (File No. 000-54241) filed with the Securities and Exchange Commission on March 15, 2018.

{Clients/1587/00315835.DOCX/ }

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.
Date: April 11, 2018	By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer

{Clients/1587/00315835.DOCX/ }