Form 10-Q
period 2018-03-31
SI Financial Group, Inc.
filed 2018-05-08
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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
Yes ☐    No  ☒

 As of May 4, 2018, there were 12,247,734 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	March 31, 2018	December 31, 2017
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,136	$16,872
Interest-bearing	70,210	66,614
Total cash and cash equivalents	84,346	83,486

Available for sale securities, at fair value	145,467	154,053
Loans held for sale	921	835
Loans receivable (net of allowance for loan losses of $13,004 at March 31, 2018 and $12,334 at December 31, 2017)	1,263,182	1,237,174
Federal Home Loan Bank stock, at cost	9,856	9,856
Federal Reserve Bank stock, at cost	3,638	3,636
Bank-owned life insurance	33,941	33,726
Premises and equipment, net	19,387	19,409
Goodwill and other intangibles	16,742	16,893
Accrued interest receivable	4,793	4,784
Deferred tax asset, net	6,705	6,412
Other real estate owned, net	1,074	1,226
Other assets	8,266	9,466
Total assets	$1,598,318	$1,580,956

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$211,699	$220,877
Interest-bearing	1,010,821	987,170
Total deposits	1,222,520	1,208,047

Mortgagors' and investors' escrow accounts	3,108	4,418
Federal Home Loan Bank advances	173,701	170,094
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	21,822	21,668
Total liabilities	1,429,399	1,412,475

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,242,434 shares issued and outstanding at both March 31, 2018 and December 31, 2017)	122	122
Additional paid-in-capital	126,643	126,540
Unallocated common shares held by ESOP	(2,568)	(2,688)
Unearned restricted shares	(232)	(235)
Retained earnings	47,466	46,176
Accumulated other comprehensive loss	(2,512)	(1,434)
Total shareholders' equity	168,919	168,481
Total liabilities and shareholders' equity	$1,598,318	$1,580,956

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest and dividend income:
Loans, including fees	$12,663	$12,150
Securities:
Taxable interest	677	743
Tax-exempt interest	14	14
Dividends	180	177
Other	220	118
Total interest and dividend income	13,754	13,202

Interest expense:
Deposits	1,955	1,750
Federal Home Loan Bank advances	806	900
Subordinated debt and other borrowings	68	54
Total interest expense	2,829	2,704

Net interest income	10,925	10,498

Provision for loan losses	725	160

Net interest income after provision for loan losses	10,200	10,338

Noninterest income:
Service fees	1,712	1,684
Wealth management fees	9	327
Increase in cash surrender value of bank-owned life insurance	215	130
Mortgage banking	214	155
Other	244	213
Total noninterest income	2,394	2,509

Noninterest expenses:
Salaries and employee benefits	5,210	5,208
Occupancy and equipment	1,851	1,776
Computer and electronic banking services	1,288	1,380
Outside professional services	356	401
Marketing and advertising	234	190
Supplies	147	134
FDIC deposit insurance and regulatory assessments	173	194
Core deposit intangible amortization	151	150
Other real estate owned operations	135	110
Other	506	799
Total noninterest expenses	10,051	10,342

Income before income tax provision	2,543	2,505
Income tax provision	537	786
Net income	$2,006	$1,719

Earnings per share:
Basic	$0.17	$0.15
Diluted	$0.17	$0.14

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$2,006	$1,719
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on available for sale securities	(1,078)	30
Other comprehensive income (loss)	(1,078)	30
Comprehensive income	$928	$1,749

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2017	1,242,434	$122	$126,540	$(2,688)	$(235)	$46,176	$(1,434)	$168,481
Comprehensive income	—	—	—	—	—	2,006	(1,078)	928
Cash dividends declared ($0.06 per share)	—	—	—	—	—	(716)	—	(716)
Equity incentive plans compensation	—	—	48	—	3	—	—	51
Allocation of 12,159 ESOP shares	—	—	55	120	—	—	—	175
Balance at March 31, 2018	1,242,434	$122	$126,643	$(2,568)	$(232)	$47,466	$(2,512)	$168,919

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,006	$1,719
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	725	160
Employee stock ownership plan expense	175	179
Equity incentive plan expense	51	140
Amortization of investment premiums and discounts, net	324	265
Amortization of loan premiums and discounts, net	228	250
Depreciation and amortization of premises and equipment	582	554
Amortization of core deposit intangible	151	150
Deferred income tax provision (benefit)	(6)	78
Loans originated for sale	(5,811)	(9,927)
Proceeds from sale of loans held for sale	5,776	7,791
Net gain on sales of loans held for sale	(120)	(104)
Net loss on sales or write-downs of other real estate owned	81	27
Increase in cash surrender value of bank-owned life insurance	(215)	(130)
Change in operating assets and liabilities:
Accrued interest receivable	(9)	(52)
Other assets	1,269	(165)
Accrued expenses and other liabilities	154	(384)
Net cash provided by operating activities	5,361	551

Cash flows from investing activities:
Purchases of available for sale securities	(1,993)	(13,986)
Proceeds from maturities of and principal repayments on available for sale securities	8,890	7,312
Purchases of Federal Home Loan Bank stock	—	(69)
Purchases of Federal Reserve Bank stock	(2)	(7)
Loan principal originations, net of principal collections	(24,579)	(8,175)
Purchases of loans	(2,382)	(11,222)
Proceeds from sales of other real estate owned	71	119
Purchases of premises and equipment	(560)	(779)
Net cash used in investing activities	(20,555)	(26,807)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Net increase in deposits	14,473	45,618
Net decrease in mortgagors' and investors' escrow accounts	(1,310)	(1,238)
Proceeds from Federal Home Loan Bank advances	14,817	14,500
Repayments of Federal Home Loan Bank advances	(11,210)	(17,827)
Cash dividends on common stock	(716)	(593)
Common shares repurchased	—	(138)
Net cash provided by financing activities	16,054	40,322

Net change in cash and cash equivalents	860	14,066
Cash and cash equivalents at beginning of period	83,486	73,186
Cash and cash equivalents at end of period	$84,346	$87,252

Supplemental cash flow information:
Interest paid	$2,831	$2,675
Income taxes paid, net	—	25

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its 24 offices in eastern Connecticut and Rhode Island. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans, construction loans and consumer loans.  In addition, life insurance and annuities are offered to individuals and businesses through the Bank’s offices. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the year ending December 31, 2018 or for any other period.

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
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

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

Troubled Debt Restructurings
The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and concessions have been made to the original contractual terms due to the borrower's financial condition that would not otherwise be considered for a borrower with similar risk characteristics, such as reductions of interest rates, deferral of interest or principal payments, or maturity extensions, the modification is considered a TDR. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company’s Collections Department for resolution, which may result in foreclosure.

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

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

and real estate market conditions, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, historical loan loss experience, the amount and trends of nonperforming loans, delinquencies, classified assets and loan charge-offs and evaluations of loans and other relevant factors.

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

•
Construction – This segment includes loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. The Bank also originates construction loans for commercial

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

development projects. Upon the completion of construction, the loan generally converts to a permanent mortgage loan. Credit risk is affected by cost overruns, whether estimates of the sale price of the property are correct, the time it takes to sell at an adequate price and market conditions.

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
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

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

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606): In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance that improves the revenue recognition requirements for contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or entered into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Accordingly, the guidance does not apply to, among other things, the following: receivables (i.e. loans), debt and equity investments, equity method investments, joint ventures, derivatives and hedging, financial instruments and transfers and servicing. This guidance became effective for fiscal years beginning after December 15, 2017. Significantly all of the Company's revenues are excluded from the scope of the guidance; therefore, adoption of this guidance on January 1, 2018 did not have a material impact on the Company's consolidated financial statements.

Financial Instruments (Subtopic 825-10): In January 2016, the FASB issued guidance addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted improvements to GAAP include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2018 did not have a material impact on the Company's consolidated financial statements.

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
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

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

Financial Instruments - Credit Losses (Topic 326): In June 2016, the FASB issued guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available for sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to current accounting guidance, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The update also simplifies the accounting model for purchased credit-impaired debt securities and loans. Disclosure requirements under the update have been expanded to include the entity's assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by year of origination. The update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. Management has developed a focus team that is reviewing and monitoring additional developments and accounting guidance to determine the impact to the Company's consolidated financial statements. Management is evaluating the models and related requirements and is developing an implementation plan.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230): In August 2016, the FASB issued guidance to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. The update became effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance on January 1, 2018 did not have a material impact on the Company's consolidated financial statements.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

determine if the quantitative impairment test is necessary. The amendments in this update should be applied on a prospective basis and are effective for annual and goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): In March 2017, the FASB issued guidance shortening the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements due to limited holdings with callable features.

Compensation - Stock Compensation (Topic 718): In May 2017, the FASB issued guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update became effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance on January 1, 2018 did not have a material impact on the Company's consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 133,342 and 130,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$2,006	$1,719

Weighted average common shares outstanding:
Basic	11,909,028	11,828,136
Effect of dilutive stock options	86,270	87,053
Diluted	11,995,298	11,915,189

Earnings per share:
Basic	$0.17	$0.15
Diluted	$0.17	$0.14

NOTE 3.  SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$59,427	$—	$(1,391)	$58,036
Government-sponsored enterprises	9,206	—	(74)	9,132
Mortgage-backed securities:(1)
Agency - residential	75,258	129	(1,884)	73,503
Non-agency - residential	64	—	(5)	59
Collateralized debt obligation	1,087	26	—	1,113
Obligations of state and political subdivisions	500	—	—	500
Tax-exempt securities	3,106	20	(2)	3,124
Total available for sale securities	$148,648	$175	$(3,356)	$145,467

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$62,749	$17	$(998)	$61,768
Government-sponsored enterprises	9,212	16	(11)	9,217
Mortgage-backed securities:(1)
Agency - residential	79,134	231	(1,135)	78,230
Non-agency - residential	70	—	(5)	65
Collateralized debt obligation	1,090	34	—	1,124
Obligations of state and political subdivisions	500	—	—	500
Tax-exempt securities	3,114	37	(2)	3,149
Total available for sale securities	$155,869	$335	$(2,151)	$154,053

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or GSEs.  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at March 31, 2018 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$16,065	$16,034
After 1 but within 5 years	19,634	19,310
After 5 but within 10 years	169	173
After 10 years	37,458	36,388
	73,326	71,905
Mortgage-backed securities	75,322	73,562
Total debt securities	$148,648	$145,467

There were no sales of available for sale securities for the three months ended March 31, 2018 and 2017.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$33,398	$443	$24,638	$948	$58,036	$1,391
Government sponsored enterprises	8,889	68	243	6	9,132	74
Mortgage-backed securities:
Agency - residential	32,801	694	31,130	1,190	63,931	1,884
Non-agency - residential	—	—	59	5	59	5
Tax-exempt securities	1,114	2	—	—	1,114	2
Total	$76,202	$1,207	$56,070	$2,149	$132,272	$3,356

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$28,871	$156	$26,461	$842	$55,332	$998
Government-sponsored enterprises	5,992	7	259	4	6,251	11
Mortgage-backed securities:
Agency - residential	34,562	239	32,572	896	67,134	1,135
Non-agency - residential	—	—	65	5	65	5
Tax-exempt securities	1,116	2	—	—	1,116	2
Total	$70,541	$404	$59,357	$1,747	$129,898	$2,151

At March 31, 2018, 82 debt securities with gross unrealized losses had an aggregate depreciation of 2.54% of the Company’s amortized cost basis. The unrealized losses are primarily related to the Company’s U.S. Government and agency obligations and agency mortgage-backed securities. There were no investments deemed other-than-temporarily impaired for the three months ended March 31, 2018 and 2017. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at March 31, 2018.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

Mortgage-backed Securities - Non-Agency - Residential. The unrealized losses on the Company's non-agency-residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit loss was identified.

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$398,888	$397,277
Multi-family and commercial	521,292	481,998
Construction	30,053	28,765
Total real estate loans	950,233	908,040

Commercial business loans:
SBA and USDA guaranteed	80,282	89,514
Time share	47,467	50,526
Condominium association	27,920	27,096
Medical loans	27,847	27,803
Other	86,798	88,566
Total commercial business loans	270,314	283,505

Consumer loans:
Home equity	51,046	53,480
Indirect automobile	21	57
Other	1,830	1,835
Total consumer loans	52,897	55,372

Total loans	1,273,444	1,246,917

Deferred loan origination costs, net of fees	2,742	2,591
Allowance for loan losses	(13,004)	(12,334)
Loans receivable, net	$1,263,182	$1,237,174

The Company purchased commercial loans totaling $2.4 million during the three months ended March 31, 2018. For the twelve months ended December 31, 2017, the Company purchased commercial loans totaling $36.1 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

Allowance for Loan Losses
Changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017 are as follows:

Three Months Ended March 31, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,093	$6,627	$633	$3,308	$673	$12,334
Provision (credit) for loan losses	104	326	94	225	(24)	725
Loans charged-off	—	—	—	(64)	—	(64)
Recoveries of loans previously charged-off	—	—	—	9	—	9
Balance at end of period	$1,197	$6,953	$727	$3,478	$649	$13,004

Three Months Ended March 31, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,149	$5,724	$952	$3,266	$729	$11,820
Provision (credit) for loan losses	37	415	(411)	116	3	160
Loans charged-off	—	—	—	—	—	—
Recoveries of loans previously charged-off	3	—	—	15	2	20
Balance at end of period	$1,189	$6,139	$541	$3,397	$734	$12,000

Further information pertaining to the allowance for loan losses at March 31, 2018 and December 31, 2017 is as follows:

March 31, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$316	$235	$—	$238	$10	$799
Allowance for loans individually or collectively evaluated and not deemed to be impaired	881	6,718	727	3,240	639	12,205
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,197	$6,953	$727	$3,478	$649	$13,004

Loans individually evaluated and deemed to be impaired	$5,471	$9,528	$—	$1,232	$388	$16,619
Loans individually or collectively evaluated and not deemed to be impaired	393,417	510,280	30,053	269,082	52,509	1,255,341
Amount of loans acquired with deteriorated credit quality	—	1,484	—	—	—	1,484
Total loans	$398,888	$521,292	$30,053	$270,314	$52,897	$1,273,444

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

December 31, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$231	$251	$—	$—	$—	$482
Allowance for loans individually or collectively evaluated and not deemed to be impaired	862	6,376	633	3,308	673	11,852
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,093	$6,627	$633	$3,308	$673	$12,334

Loans individually evaluated and deemed to be impaired	$5,113	$9,646	$—	$334	$292	$15,385
Loans individually or collectively evaluated and not deemed to be impaired	392,164	470,433	28,765	283,171	55,080	1,229,613
Amount of loans acquired with deteriorated credit quality	—	1,919	—	—	—	1,919
Total loans	$397,277	$481,998	$28,765	$283,505	$55,372	$1,246,917

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

Past Due Loans
The following represents an aging of loans at March 31, 2018 and December 31, 2017:

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due		90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$7,079	$371		$1,145	$8,595	$390,293	$398,888
Multi-family and commercial	2,317	998		—	3,315	517,977	521,292
Construction	—	—		—	—	30,053	30,053
Commercial Business:
SBA and USDA guaranteed	638	84		—	722	79,560	80,282
Time share	—	—		—	—	47,467	47,467
Condominium association	—	—		—	—	27,920	27,920
Medical loans	34	181		—	215	27,632	27,847
Other	186	—	—	77	263	86,535	86,798
Consumer:
Home equity	175	39		63	277	50,769	51,046
Indirect automobile	—	—		—	—	21	21
Other	17	—		—	17	1,813	1,830
Total	$10,446	$1,673		$1,285	$13,404	$1,260,040	$1,273,444

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,243	$1,582	$1,280	$9,105	$388,172	$397,277
Multi-family and commercial	3,633	—	27	3,660	478,338	481,998
Construction	—	—	—	—	28,765	28,765
Commercial Business:
SBA and USDA guaranteed	483	—	—	483	89,031	89,514
Time share	—	—	—	—	50,526	50,526
Condominium association	—	—	—	—	27,096	27,096
Medical loans	139	99	—	238	27,565	27,803
Other	77	183	26	286	88,280	88,566
Consumer:
Home equity	475	—	—	475	53,005	53,480
Indirect automobile	2	3	—	5	52	57
Other	8	—	—	8	1,827	1,835
Total	$11,060	$1,867	$1,333	$14,260	$1,232,657	$1,246,917

The Company did not have any loans that were past due 90 days or more and still accruing interest at March 31, 2018 or December 31, 2017.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at March 31, 2018 and December 31, 2017:

	Impaired Loans(1)
March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,033	$3,033	$—	$2,252
Multi-family and commercial	7,013	7,210	—	3,095
Commercial Business:
Medical loans	92	92	—	92
Other	249	249	—	240
Consumer:
Home equity	288	288	—	287
Other	—	—	—	1
Total impaired loans without valuation allowance	10,675	10,872	—	5,967

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,438	2,449	316	822
Multi-family and commercial	3,999	3,999	235	225
Commercial business - Other	891	891	238	891
Consumer - Home equity	100	100	10	—
Total impaired loans with valuation allowance	7,428	7,439	799	1,938
Total impaired loans	$18,103	$18,311	$799	$7,905

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport") merger and performing troubled debt restructurings.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

	Impaired Loans(1)
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,097	$3,156	$—	$2,024
Multi-family and commercial	7,120	7,317	—	3,169
Commercial business - Other	308	308	—	298
Consumer - Home equity	292	292	—	192
Consumer - Indirect automobile	—	—	—	1
Total impaired loans without valuation allowance	10,817	11,073	—	5,684

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,016	2,027	231	381
Multi-family and commercial	4,029	4,029	251	313
Commercial business - Other	26	26	—	26
Total impaired loans with valuation allowance	6,071	6,082	482	720
Total impaired loans	$16,888	$17,155	$482	$6,404

(1) Includes loans acquired with deteriorated credit quality from the Newport merger and performing troubled debt restructurings.

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At March 31, 2018 and December 31, 2017, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are advanced to those borrowers whose loans are deemed impaired without prior approval of the Loan Committee or the Board of Directors.

Additional information related to impaired loans is as follows:

	Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,462	$28	$—
Multi-family and commercial	10,245	104	6
Commercial business:
Medical loans	46	—	—
Other	1,402	22	14
Consumer:
Home equity	340	1	—
Other	1	—	—
Total	$17,496	$155	$20

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

	Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,340	$39	$6
Multi-family and commercial	8,793	124	11
Commercial business:
Other	988	8	—
Consumer:
Home equity	425	2	1
Other	3	—	—
Total	$16,549	$173	$18

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

The following tables present the Company’s loans by risk rating at March 31, 2018 and December 31, 2017:

March 31, 2018	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$390,837	$1,405	$6,646	$—	$—	$398,888
Multi-family and commercial	—	496,545	14,274	10,473	—	—	521,292
Construction	—	28,153	1,900	—	—	—	30,053
Total real estate loans	—	915,535	17,579	17,119	—	—	950,233

Commercial Business:
SBA and USDA guaranteed	80,282	—	—	—	—	—	80,282
Time share	—	47,467	—	—	—	—	47,467
Condominium association	—	27,920	—	—	—	—	27,920
Medical loans	—	27,755	—	92	—	—	27,847
Other	—	81,826	3,673	1,299	—	—	86,798
Total commercial business loans	80,282	184,968	3,673	1,391	—	—	270,314

Consumer:
Home equity	—	50,561	178	307	—	—	51,046
Indirect automobile	—	21	—	—	—	—	21
Other	—	1,829	—	1	—	—	1,830
Total consumer loans	—	52,411	178	308	—	—	52,897
Total loans	$80,282	$1,152,914	$21,430	$18,818	$—	$—	$1,273,444

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

December 31, 2017	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$389,276	$1,592	$6,409	$—	$—	$397,277
Multi-family and commercial	—	457,395	13,362	11,241	—	—	481,998
Construction	—	28,765	—	—	—	—	28,765
Total real estate loans	—	875,436	14,954	17,650	—	—	908,040

Commercial Business:
SBA and USDA guaranteed	89,514	—	—	—	—	—	89,514
Time share	—	50,526	—	—	—	—	50,526
Condominium association	—	27,096	—	—	—	—	27,096
Medical loans	—	27,803	—	—	—	—	27,803
Other	—	83,742	3,559	1,265	—	—	88,566
Total commercial business loans	89,514	189,167	3,559	1,265	—	—	283,505

Consumer:
Home equity	—	53,086	137	257	—	—	53,480
Indirect automobile	—	57	—	—	—	—	57
Other	—	1,834	—	1	—	—	1,835
Total consumer loans	—	54,977	137	258	—	—	55,372
Total loans	$89,514	$1,119,580	$18,650	$19,173	$—	$—	$1,246,917

The following tables provide information on loans modified as TDRs during the three months ended March 31, 2018 and 2017. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended March 31,
	2018			2017
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	2	$362	$61	1	$293	$—
Consumer - Home equity	1	100	10	—	—	—
Total	3	$462	$71	1	$293	$—

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

The following table provides the recorded investment, by type of modification, during the three months ended March 31, 2018 and 2017 for modified loans identified as TDRs.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Interest rate adjustments	$77	$—
Combination of rate and payment (1)	385	—
Maturity only	—	293
Total	$462	$293

(1) Terms include combination of rate adjustments and interest-only payment with deferral of principal.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three months ended March 31, 2018 and March 31, 2017.

As of March 31, 2018, the Company held $605,000 in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired from Newport with evidence of credit deterioration as of March 31, 2018 and December 31, 2017.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2017	$2,141	$1,919	$222	$143	$1,776
Collections	(24)	(24)	—	—	(24)
Dispositions	(411)	(411)	—	—	(411)
Balance at March 31, 2018	$1,706	$1,484	$222	$143	$1,341

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,675	13,675
Leasehold improvements	11,753	11,746
Furniture and equipment	13,007	12,561
Construction in process	73	7
	43,254	42,735
Accumulated depreciation and amortization	(23,867)	(23,326)
Premises and equipment, net	$19,387	$19,409

At March 31, 2018, construction in process related to the construction, design and site costs associated with a new ATM location and construction costs of remodeling an existing branch. At March 31, 2018, the Company had outstanding commitments related to the remodeling of an existing branch totaling $890,000. Construction in process related to construction, design and site costs associated with a new off-site ATM at December 31, 2017.

NOTE 6.  OTHER COMPREHENSIVE LOSS

Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items along with net income are components of comprehensive income.

Components of other comprehensive loss and related tax effects are as follows:

	Three Months Ended March 31, 2018
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding losses on available for sale securities	$(1,365)	$287	$(1,078)
Other comprehensive loss	$(1,365)	$287	$(1,078)

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2018
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(3,181)	$669	$(2,512)
Accumulated other comprehensive loss	$(3,181)	$669	$(2,512)

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

	December 31, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(1,816)	$618	$(1,198)
Reclassification of stranded tax effect from change in tax law(1)	—	(236)	(236)
Accumulated other comprehensive loss	$(1,816)	$382	$(1,434)

(1) Reclassification was due to the one-time revaluation of the net deferred tax assets as a result of the Tax Cuts and Jobs Act.

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

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At March 31, 2018, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. Management believes no conditions or events have occurred since March 31, 2018 that would materially adversely change the Company’s and the Bank’s capital classifications.

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

The Company and Bank's regulatory capital amounts and ratios at March 31, 2018 and December 31, 2017, compared to the FDIC's requirements for classification as a well capitalized institution and for minimum capital adequacy, were as follows:

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:
Company	$155,175	14.12%	$49,446	4.50%	$71,422	6.50%
Bank	147,950	13.48	49,375	4.50	71,319	6.50
Tier 1 Capital to Risk Weighted Assets:
Company	163,175	14.85	65,928	6.00	87,904	8.00
Bank	147,950	13.48	65,833	6.00	87,777	8.00
Total Capital to Risk Weighted Assets:
Company	176,693	16.08	87,904	8.00	109,880	10.00
Bank	161,468	14.72	87,777	8.00	109,722	10.00
Tier 1 Capital to Average Assets:
Company	163,175	10.44	62,494	4.00	78,117	5.00
Bank	147,950	9.52	62,176	4.00	77,719	5.00

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:
Company	$154,532	14.54%	$47,842	4.50%	$69,106	6.50%
Bank	146,509	13.81	47,740	4.50	68,958	6.50
Tier 1 Capital to Risk Weighted Assets:
Company	162,532	15.29	63,790	6.00	85,053	8.00
Bank	146,509	13.81	63,653	6.00	84,871	8.00
Total Capital to Risk Weighted Assets:
Company	175,326	16.49	85,053	8.00	106,316	10.00
Bank	159,303	15.02	84,871	8.00	106,089	10.00
Tier 1 Capital to Average Assets:
Company	162,532	10.36	62,757	4.00	78,446	5.00
Bank	146,509	9.40	62,348	4.00	77,934	5.00

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
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

Level 2:
Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:
Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include assets or liabilities whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as assets or liabilities for which the determination of fair value requires significant management judgment or estimation.

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
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2018.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$19,382	$38,654	$—	$58,036
Government-sponsored enterprises	—	9,132	—	9,132
Mortgage-backed securities	—	73,562	—	73,562
Collateralized debt obligation	—	—	1,113	1,113
Obligations of state and political subdivisions	—	500	—	500
Tax-exempt securities	—	3,124	—	3,124
Forward loan sale commitments and derivative loan commitments	—	—	81	81
Total assets	$19,382	$124,972	$1,194	$145,548

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$2	$2
Total liabilities	$—	$—	$2	$2

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$19,435	$42,333	$—	$61,768
Government-sponsored enterprises	—	9,217	—	9,217
Mortgage-backed securities	—	78,295	—	78,295
Collateralized debt obligation	—	—	1,124	1,124
Obligations of state and political subdivisions	—	500	—	500
Tax-exempt securities	—	3,149	—	3,149
Forward loan sale commitments and derivative loan commitments	—	—	43	43
Total assets	$19,435	$133,494	$1,167	$154,096

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2017	$1,124	$43
Total realized gains included in net income	—	36
Total unrealized losses included in other comprehensive loss	(11)	—
Balance at March 31, 2018	$1,113	$79

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required from time to time to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at March 31, 2018 and December 31, 2017. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017.

	At March 31, 2018			At December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$923	$—	$—	$337
Other real estate owned	—	—	1,074	—	—	1,226
Total assets	$—	$—	$1,997	$—	$—	$1,563

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Impaired loans	$266	$16
Other real estate owned	26	16
Total losses	$292	$32

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

realized in a sales transaction at March 31, 2018 and December 31, 2017. The estimated fair value amounts at March 31, 2018 and December 31, 2017 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of March 31, 2018 and December 31, 2017, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$84,346	$84,346	$—	$—	$84,346
Available for sale securities	145,467	19,382	124,972	1,113	145,467
Loans held for sale	921	—	—	1,247	1,247
Loans receivable, net	1,263,182	—	—	1,232,607	1,232,607
Federal Home Loan Bank stock	9,856	—	—	9,856	9,856
Federal Reserve Bank stock	3,638	—	—	3,638	3,638
Accrued interest receivable	4,793	—	—	4,793	4,793
Financial Liabilities:
Deposits	1,222,520	—	—	1,223,326	1,223,326
Mortgagors' and investors' escrow accounts	3,108	—	—	3,108	3,108
Federal Home Loan Bank advances	173,701	—	170,520	—	170,520
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,401	—	6,401
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	32	—	—	32	32
Forward loan sale commitments	49	—	—	49	49
Liabilities:
Derivative loan commitments	2	—	—	2	2

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$83,486	$83,486	$—	$—	$83,486
Available for sale securities	154,053	19,435	133,494	1,124	154,053
Loans held for sale	835	—	—	847	847
Loans receivable, net	1,237,174	—	—	1,229,696	1,229,696
Federal Home Loan Bank stock	9,856	—	—	9,856	9,856
Federal Reserve Bank stock	3,636	—	—	3,636	3,636
Accrued interest receivable	4,784	—	—	4,784	4,784
Financial Liabilities:
Deposits	1,208,047	—	—	1,209,458	1,209,458
Mortgagors' and investors' escrow accounts	4,418	—	—	4,418	4,418
Federal Home Loan Bank advances	170,094	—	163,568	—	163,568
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,231	—	6,231
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	27	—	—	27	27
Forward loan sale commitments	16	—	—	16	16

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Forward Loan Sale Commitments - To protect against the price risk inherent in the exercise of derivative loan commitments resulting from potential decreases in the value of loans, the Company utilizes both “mandatory delivery” and "best efforts" forward loan sale commitments.

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
MARCH 31, 2018 AND 2017 AND DECEMBER 31, 2017

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

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at March 31, 2018 and December 31, 2017.

		March 31, 2018		December 31, 2017
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:

Derivative loan commitments	Other Assets	$4,286	$30	$3,133	$27
Forward loan sale commitments	Other Assets	3,401	49	2,752	16

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2018 and December 31, 2017 and the results of operations for the three months ended March 31, 2018 and 2017. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board; the quality and composition of the loan and investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting and tax principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims, any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the determination of allowance for loan losses, deferred income taxes and the impairment of long-lived assets, such as goodwill and other intangibles, to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2017 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Assets:
Summary. Assets increased $17.4 million, or 1.1%, to $1.60 billion at March 31, 2018, compared to $1.58 billion at December 31, 2017, principally due to increases of $26.0 million in net loans receivable and $860,000 in cash and cash equivalents, offset by a decrease of $8.6 million in available for sale securities.

Loans Receivable, Net. Net loans increased $26.0 million primarily due to increases of $39.3 million, $1.6 million and $1.3 million in multi-family and commercial real estate loans, residential mortgage loans and construction loans, respectively, offset by decreases of $9.2 million, $3.1 million, $2.5 million and $1.8 million in SBA and USDA guaranteed loans, time share loans, consumer loans and other commercial business loans, respectively. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 31.3% of the total loan portfolio at March 31, 2018 and increased $1.6 million to $398.9 million as compared to $397.3 million at December 31, 2017. Residential mortgage loan originations decreased $4.5 million during the first three months ended March 31, 2018 over the comparable period in 2017 as a result of decreased activity in the housing market. Loans sold for the three months ended March 31, 2018 were $5.8 million compared to $7.8 million for the three months ended March 31, 2017.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 40.9% of total loans at March 31, 2018 and increased $39.3 million, or 8.2%, during the first three months of 2018. Originations for multi-family and commercial real estate loans were $58.2 million during the first three months of 2018, representing an increase of $42.5 million compared to the same period in 2017.

•	Construction. Construction loans, which include both residential and commercial construction loans, increased $1.3 million to $30.1 million for the first three months of 2018.

•
Commercial Business. Commercial business loans represented 21.2% of total loans at March 31, 2018. Commercial business loans decreased $13.2 million, or 4.7%, for the first three months of 2018, primarily due to decreases of $9.2 million in SBA and USDA guaranteed loans, $3.1 million in time share loans and $1.8 million in other commercial business loans, offset by increases of $824,000 in condominium association loans. Commercial business loan originations decreased $8.2 million as compared to the same period in 2017. At March 31, 2018, unfunded lines of credit related to time share lending totaled $24.7 million as a result of focused efforts within the time share industry.

•
Consumer. Consumer loans represented 4.2% of the Company’s total loan portfolio at March 31, 2018. Consumer loans decreased $2.5 million during the first three months of 2018, primarily as a result of a decrease of $2.4 million in home equity loans. Loan originations for consumer loans totaled $5.4 million, representing a decrease of $1.2 million for the first three months of 2018 over the comparable period in 2017.

The allowance for loan losses totaled $13.0 million at March 31, 2018 compared to $12.3 million at December 31, 2017. The ratio of the allowance for loan losses to total loans increased to 1.02% at March 31, 2018 from 0.99% at December 31, 2017, primarily due to increases in nonperforming loans, reserves for impaired loans and an increase in the commercial loan portfolio, which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in the portfolio, a decrease in SBA and USDA loans, which because of the government guarantee on these loans, does not require a corresponding allowance for loan losses, and $55,000 of net loan charge-offs for the period.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	March 31, 2018	December 31, 2017
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,074	$2,405
Multi-family and commercial	3,320	3,482
Total real estate loans	6,394	5,887
Commercial business loans:
Medical Loans	92	—
Other	1,131	324
Total commercial business loans	1,223	324
Consumer loans:
Home equity	287	192
Other	1	1
Total consumer loans	288	193
Total nonaccrual loans	7,905	6,404
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	7,905	6,404
Other real estate owned, net (2)	1,074	1,226
Total nonperforming assets	8,979	7,630
Accruing troubled debt restructurings	9,160	9,438
Total nonperforming assets and troubled debt restructurings	$18,139	$17,068

Allowance for loan losses as a percent of nonperforming loans	164.50%	192.60%
Total nonperforming loans to total loans	0.62%	0.51%
Total nonperforming loans to total assets	0.49%	0.41%
Total nonperforming assets and troubled debt restructurings to total assets	1.13%	1.08%

(1) Includes nonperforming TDRs totaling $4.1 million and $3.6 million at March 31, 2018 and December 31, 2017, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The increase in nonperforming loans was primarily due to increases in nonperforming commercial business loans of $899,000, residential real estate loans of $669,000 and nonperforming home equity loans of $95,000, offset by a decrease in nonperforming multi-family and commercial real estate loans of $162,000.

Other real estate owned decreased $152,000 to $1.1 million at March 31, 2018, primarily due to reductions of the carrying value on two properties totaling $81,000 and the sale of a residential property of $71,000. At March 31, 2018, other real estate owned consisted of three residential properties and two commercial properties.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, maturity extensions, or a combination of these items. TDRs increased slightly to $13.2 million at March 31, 2018, compared to $13.1 million at December 31, 2017. Of the TDRs, $9.2 million and $9.4 million were performing in accordance with their restructured terms at March 31, 2018 and December 31, 2017, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $16.9 million, or 1.2%, to $1.43 billion at March 31, 2018 compared to $1.41 billion at December 31, 2017. Deposits increased $14.5 million, or 1.2%, which included increases in NOW and money market accounts of $19.1 million and certificates of deposit of $6.0 million, offset by decreases in noninterest-bearing deposits of $9.2 million and savings accounts of $1.6 million. Deposit growth was due to marketing and promotional initiatives and competitively-priced deposit products. Borrowings increased $3.6 million from $178.3 million at December 31, 2017 to $181.9 million at March 31, 2018, which were used to fund the growth in commercial lending.

Equity:
Summary. Shareholders’ equity increased $438,000 from $168.5 million at December 31, 2017 to $168.9 million at March 31, 2018. The increase in shareholders' equity was primarily attributable to net income of $2.0 million, partially offset by an increase of $1.1 million in unrealized losses on securities included in other comprehensive loss and dividends paid of $716,000.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised of the unrealized gains and losses on available for sale securities. The net unrealized losses on available for sale securities, net of taxes, totaled $2.5 million at March 31, 2018 and $1.2 million at December 31, 2017. In addition, accumulated other comprehensive loss includes $236,000 of the tax effect from the change in tax law that was reclassified to retained earnings in 2017.

Results of Operations for the Three Ended March 31, 2018 and 2017

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

Summary. The Company reported net income of $2.0 million for the three months ended March 31, 2018 compared to $1.7 million for the three months ended March 31, 2017.

Interest and Dividend Income. Total interest and dividend income increased $552,000, or 4.2%, to $13.8 million for the quarter ended March 31, 2018, compared to $13.2 million for the same period in 2017. The increase in interest and dividend income was primarily a result of increases in the average balance of loans and average yield earned on loans and other interest-earning assets. Interest income on loans and securities reflect net accretion of $2,000 and $11,000 for the quarters ended March 31, 2018 and 2017, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the quarter ended March 31, 2018 increased 14 basis points to 3.77% compared to 3.63% for the quarter ended March 31, 2017, primarily due to a 78 basis point increase in the average yield earned on other interest-earning assets and a 10 basis point increase in the average yield earned on loans. The increase in yields reflects the rising interest rate environment. The average balance of interest-earning assets decreased $1.3 million to $1.49 billion at March 31, 2018 due to decreases of $13.6 million in the average balance of securities and $4.7 million in the average balance of other interest-earning assets, offset by an increase of $17.0 million in the average balance of loans, compared to March 31, 2017.

Interest Expense. For the quarter ended March 31, 2018, interest expense increased $125,000, or 4.6%, primarily resulting from an increase in the average balance of deposits and higher average rates paid on deposits and borrowings, partially offset by a reduction in the average balance of FHLB advances compared to the same quarter in 2017. Higher interest expense on interest-bearing liabilities reflects net amortization of $13,000 and net accretion of $114,000 for the three months ended March 31, 2018 and 2017, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $41.7 million to $999.5 million for the quarter ended March 31, 2018 and the average rate paid increased five basis points to 0.79%, compared to the same period in 2017, primarily due to increases in the average balance of NOW and money market accounts of $38.6 million and certificates of deposit of $4.9 million. The average balance of FHLB advances decreased $43.3 million for the quarter ended March 31, 2018, and the average rate paid increased 21 basis points to 1.90%. The average rate paid on subordinated debt increased 68 basis points to 3.34%, compared to the same period in 2017, due to increases in the three-month LIBOR rate.

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

	At or For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,261,265	$12,730	4.09%	$1,244,285	$12,243	3.99%
Securities (3)	167,728	876	2.12	181,322	939	2.10
Other interest-earning assets	57,023	220	1.56	61,746	118	0.78
Total interest-earning assets	1,486,016	13,826	3.77	1,487,353	13,300	3.63

Noninterest-earning assets	92,581			82,917
Total assets	$1,578,597			$1,570,270

Interest-bearing liabilities:
Deposits:
Business checking	$671	—	—	$1,026	—	—
NOW and money market	513,598	276	0.22	475,019	167	0.14
Savings (4)	34,224	25	0.30	35,654	28	0.32
Certificates of deposit (5)	450,977	1,654	1.49	446,061	1,555	1.41
Total interest-bearing deposits	999,470	1,955	0.79	957,760	1,750	0.74

Federal Home Loan Bank advances	172,487	806	1.90	215,782	900	1.69
Subordinated debt	8,248	68	3.34	8,248	54	2.66
Total interest-bearing liabilities	1,180,205	2,829	0.97	1,181,790	2,704	0.93

Noninterest-bearing liabilities	228,646			221,864
Total liabilities	1,408,851			1,403,654

Total shareholders' equity	169,746			166,616

Total liabilities and shareholders' equity	$1,578,597			$1,570,270

Net interest-earning assets	$305,811			$305,563

Tax equivalent net interest income (3)		10,997			10,596

Tax equivalent interest rate spread (6)			2.80%			2.70%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.00%			2.89%

Average of interest-earning assets to average interest-bearing liabilities			125.91%			125.86%

Less tax equivalent adjustment (3)		(72)			(98)

Net interest income		$10,925			$10,498

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21% and 34% for the periods ended March 31, 2018 and 2017, respectively.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

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

	Three Months Ended March 31, 2018 and 2017
	Increase (Decrease) Due To
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)(3)	$321	$166	$487
Securities (3)	6	(69)	(63)
Other interest-earning assets	110	(8)	102
Total interest-earning assets	437	89	526
Interest-bearing liabilities:
Interest expense:
Deposits (4)	176	29	205
Federal Home Loan Bank advances	74	(168)	(94)
Subordinated debt	14	—	14
Total interest-bearing liabilities	264	(139)	125
Change in net interest income	$173	$228	$401

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21% and 34% for the periods ended March 31, 2018 and 2017, respectively.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4) Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The provision for loan losses increased $565,000 for the quarter ended March 31, 2018, respectively, compared to the same period in 2017, primarily due to increases in nonperforming loans, reserves for impaired loans and an increase in commercial loans, which carry a higher degree of risk than other loans held in the loan portfolio. At March 31, 2018, nonperforming loans increased to $7.9 million compared to $5.0 million at March 31, 2017, resulting from increases in nonperforming multi-family and commercial real estate of $2.7 million and commercial business loans of $550,000, offset by a decrease of $315,000 in nonperforming residential real estate loans. Net loan charge-offs were $55,000 for the quarter ended March 31, 2018 consisting of commercial business net loan charge-offs, compared to net loan recoveries of $20,000 for the quarter ended March 31, 2017.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,712	$1,684	$28	1.7%
Wealth management fees	9	327	(318)	(97.2)
Increase in cash surrender value of bank-owned life insurance	215	130	85	65.4
Mortgage banking	214	155	59	38.1
Other	244	213	31	14.6
Total noninterest income	$2,394	$2,509	$(115)	(4.6)%

Noninterest income decreased $115,000 to $2.4 million for the quarter ended March 31, 2018 compared to $2.5 million for the same period in the prior year, due to a decrease in wealth management fees of $318,000 resulting from the sale of the Company's trust and asset management business in May 2017. The cash surrender value of bank owned life insurance, mortgage banking fees and service fees increased $85,000, $59,000 and $28,000, respectively, for the first quarter of 2018 compared to the same quarter in 2017.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,210	$5,208	$2	—%
Occupancy and equipment	1,851	1,776	75	4.2
Computer and electronic banking services	1,288	1,380	(92)	(6.7)
Outside professional services	356	401	(45)	(11.2)
Marketing and advertising	234	190	44	23.2
Supplies	147	134	13	9.7
FDIC deposit insurance and regulatory assessments	173	194	(21)	(10.8)
Core deposit intangible amortization	151	150	1	0.7
Other real estate operations	135	110	25	22.7
Other	506	799	(293)	(36.7)
Total noninterest expenses	$10,051	$10,342	$(291)	(2.8)%

Noninterest expenses decreased $291,000 for the first quarter of 2018 compared to the same period in 2017, primarily due to fraudulent debit card transactions of $373,000 that occurred in the first quarter of 2017. Computer and electronic banking expenses decreased $92,000 for the first quarter ended March 31, 2018 versus the comparable period in 2017 as a result of reconfiguration of the telecommunication infrastructure and contract renegotiations with a third party provider. Outside professional services decreased $45,000 for the quarter ended March 31, 2018 versus the same period in 2017 due to decreases in legal and consulting expenses. Regulatory assessments decreased $21,000 for the first quarter ended March 31, 2018 as a result of a lower FDIC assessment rate. Occupancy expense increased $75,000 primarily due to higher snow removal costs.

Income Tax Provision. The provision for income taxes decreased $249,000 for the quarter ended March 31, 2018 compared to the same period in 2017. The decrease in the income tax provision was due to passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the statutory corporate income tax rate from 35% to 21% effective for January 1, 2018. The effective tax rate for the quarter ended March 31, 2018 and 2017 was 21.1% and 31.4%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $84.3 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $145.5 million at March 31, 2018. In addition, at March 31, 2018, the Bank had the ability to borrow an additional $129.7 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $173.7 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $25.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase and sale of securities. For the three months ended March 31, 2018, the Bank originated $90.0 million of loans and purchased $2.4 million of loans and $2.0 million of securities. For the year ended December 31, 2017, the Bank originated $234.5 million of loans and purchased $36.1 million of loans and $32.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $13.2 million for the three months ended March 31, 2018. FHLB advances increased $3.6 million for the three months ended March 31, 2018 and decreased $47.7 million for the year ended December 31, 2017. The increase in borrowings for the first quarter of 2018 was used to fund the growth in the commercial lending portfolio. Certificates of deposit due within one year of March 31, 2018 totaled $292.2 million, or 23.9% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company did not repurchase any shares of the Company's common stock during the first three months of 2018 and repurchased 13,806 shares of the Company’s common stock at a cost of $178,000 during the year ended December 31, 2017. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2017 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. The Company may repurchase shares of its common stock in the future. The Company’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes such restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At March 31, 2018, on an unconsolidated basis, the Company had cash and cash equivalents of $3.4 million and available for sale securities of $7.9 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2017 and March 31, 2018.

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

Financial instruments whose contract amounts represent credit risk at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$55,646	$60,360
Undisbursed construction loans	12,893	9,027
Undisbursed home equity lines of credit	57,498	56,044
Undisbursed commercial lines of credit	53,932	50,054
Overdraft protection lines	1,288	1,306
Standby letters of credit	133	134
Total commitments	$181,390	$176,925

Future loan commitments at March 31, 2018 and December 31, 2017 included fixed-rate loan commitments of $23.4 million and $34.1 million, respectively, at interest rates ranging from 3.00% to 5.99% and 2.88% to 6.00%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At March 31, 2018, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $787,000.

For the three months ended March 31, 2018, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2018.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(2.85)%	(3.28)%
200 basis point increase in rates	2.70	2.90
300 basis point increase in rates	2.68	2.04

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

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  However, the risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase equity securities during the three months ended March 31, 2018.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	May 8, 2018	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	May 8, 2018	/s/ Lauren L. Murphy
Lauren L. Murphy
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)