Form 10-Q
period 2018-06-30
SI Financial Group, Inc.
filed 2018-08-08
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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
Yes ☐    No  ☒

 As of August 3, 2018, there were 12,032,734 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	June 30, 2018	December 31, 2017
ASSETS:
Cash and due from banks:
Noninterest-bearing	$16,664	$16,872
Interest-bearing	69,736	66,614
Total cash and cash equivalents	86,400	83,486

Available for sale securities, at fair value	146,864	154,053
Loans held for sale	3,900	835
Loans receivable (net of allowance for loan losses of $13,235 at June 30, 2018 and $12,334 at December 31, 2017)	1,253,315	1,237,174
Federal Home Loan Bank stock, at cost	9,856	9,856
Federal Reserve Bank stock, at cost	3,638	3,636
Bank-owned life insurance	34,167	33,726
Premises and equipment, net	19,151	19,409
Goodwill and other intangibles	16,592	16,893
Accrued interest receivable	4,810	4,784
Deferred tax asset, net	6,808	6,412
Other real estate owned, net	625	1,226
Other assets	9,673	9,466
Total assets	$1,595,799	$1,580,956

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$223,244	$220,877
Interest-bearing	1,002,526	987,170
Total deposits	1,225,770	1,208,047

Mortgagors' and investors' escrow accounts	4,664	4,418
Federal Home Loan Bank advances	163,491	170,094
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	25,369	21,668
Total liabilities	1,427,542	1,412,475

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,032,734 and 12,242,434 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	120	122
Additional paid-in-capital	126,065	126,540
Unallocated common shares held by ESOP	(2,448)	(2,688)
Unearned restricted shares	(229)	(235)
Retained earnings	47,626	46,176
Accumulated other comprehensive loss	(2,877)	(1,434)
Total shareholders' equity	168,257	168,481
Total liabilities and shareholders' equity	$1,595,799	$1,580,956

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$13,032	$12,282	$25,695	$24,432
Securities:
Taxable interest	499	831	1,176	1,574
Tax-exempt interest	14	14	28	28
Dividends	187	177	367	354
Other	331	194	551	312
Total interest and dividend income	14,063	13,498	27,817	26,700

Interest expense:
Deposits	2,096	1,883	4,051	3,633
Federal Home Loan Bank advances	823	875	1,629	1,775
Subordinated debt and other borrowings	78	59	146	113
Total interest expense	2,997	2,817	5,826	5,521

Net interest income	11,066	10,681	21,991	21,179

Provision for loan losses	288	170	1,013	330

Net interest income after provision for loan losses	10,778	10,511	20,978	20,849

Noninterest income:
Service fees	1,769	1,758	3,481	3,442
Wealth management fees	9	192	18	519
Increase in cash surrender value of bank-owned life insurance	226	132	441	262
Mortgage banking	344	466	558	621
Other	971	1,091	1,215	1,304
Total noninterest income	3,319	3,639	5,713	6,148

Noninterest expenses:
Salaries and employee benefits	5,302	5,225	10,512	10,433
Occupancy and equipment	1,656	1,700	3,507	3,476
Computer and electronic banking services	1,288	1,290	2,576	2,670
Outside professional services	343	392	699	793
Marketing and advertising	229	217	463	407
Supplies	148	128	295	262
FDIC deposit insurance and regulatory assessments	165	218	338	412
Core deposit intangible amortization	150	151	301	301
Other real estate owned operations	33	257	168	367
Other	539	445	1,045	1,244
Total noninterest expenses	9,853	10,023	19,904	20,365

Income before income tax provision	4,244	4,127	6,787	6,632
Income tax provision	891	1,285	1,428	2,071
Net income	$3,353	$2,842	$5,359	$4,561

Earnings per share:
Basic	$0.28	$0.24	$0.45	$0.39
Diluted	$0.28	$0.24	$0.45	$0.38

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$3,353	$2,842	$5,359	$4,561
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on available for sale securities	(365)	125	(1,443)	155
Other comprehensive income (loss)	(365)	125	(1,443)	155
Comprehensive income	$2,988	$2,967	$3,916	$4,716

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2017	12,242,434	$122	$126,540	$(2,688)	$(235)	$46,176	$(1,434)	$168,481
Comprehensive income	—	—	—	—	—	5,359	(1,443)	3,916
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(1,432)	—	(1,432)
Equity incentive plans compensation	—	—	98	—	6	—	—	104
Allocation of 24,318 ESOP shares	—	—	114	240	—	—	—	354
Stock options exercised	5,300	—	59	—	—	—	—	59
Common shares repurchased	(215,000)	(2)	(746)	—	—	(2,477)	—	(3,225)
Balance at June 30, 2018	12,032,734	$120	$126,065	$(2,448)	$(229)	$47,626	$(2,877)	$168,257

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,359	$4,561
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,013	330
Employee stock ownership plan expense	354	361
Equity incentive plan expense	104	259
Amortization of investment premiums and discounts, net	795	519
Amortization of loan premiums and discounts, net	466	588
Depreciation and amortization of premises and equipment	1,158	1,101
Amortization of core deposit intangible	301	301
Deferred income tax provision (benefit)	(14)	72
Loans originated for sale	(43,945)	(23,019)
Proceeds from sale of loans held for sale	40,805	23,127
Net gain on sales of loans held for sale	(130)	(466)
Net loss on sales or write-downs of other real estate owned	82	392
Increase in cash surrender value of bank-owned life insurance	(441)	(262)
Change in operating assets and liabilities:
Accrued interest receivable	(26)	(91)
Other assets	(2)	(340)
Accrued expenses and other liabilities	3,701	1,365
Net cash provided by operating activities	9,580	8,798

Cash flows from investing activities:
Purchases of available for sale securities	(19,051)	(32,053)
Proceeds from maturities of and principal repayments on available for sale securities	23,620	15,865
Purchases of Federal Home Loan Bank stock	—	(69)
Purchases of Federal Reserve Bank stock	(2)	(7)
Loan principal originations, net of principal collections	1,110	10,811
Purchases of loans	(18,730)	(19,276)
Proceeds from sales of other real estate owned	519	160
Purchases of premises and equipment	(900)	(1,022)
Net cash used in investing activities	(13,434)	(25,591)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Net increase in deposits	17,723	70,111
Net increase in mortgagors' and investors' escrow accounts	246	496
Proceeds from Federal Home Loan Bank advances	14,817	14,500
Repayments of Federal Home Loan Bank advances	(21,420)	(45,157)
Cash dividends on common stock	(1,432)	(1,185)
Stock options exercised	59	281
Common shares repurchased	(3,225)	(137)
Net cash provided by financing activities	6,768	38,909

Net change in cash and cash equivalents	2,914	22,116
Cash and cash equivalents at beginning of period	83,486	73,186
Cash and cash equivalents at end of period	$86,400	$95,302

Supplemental cash flow information:
Interest paid	$5,834	$5,534
Income taxes paid, net	1,975	4,270
Transfer of loans to other real estate owned	—	129
Stock options exercised by net-share settlement	—	163

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its 23 offices in eastern Connecticut and Rhode Island. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans, construction loans and consumer loans.  In addition, life insurance and annuities are offered to individuals and businesses through the Bank’s offices. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures held by the Company.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the year ending December 31, 2018 or for any other period.

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
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

•
Consumer – Loans in this segment primarily include home equity lines of credit (representing both first and second liens) and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles, as well as unsecured loans. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350): In January, 2017, the FASB issued guidance aimed at simplifying the subsequent measurement of goodwill. Under these amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from tax deductible goodwill on the carrying amount of a reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

determine if the quantitative impairment test is necessary. The amendments in this update should be applied on a prospective basis and are effective for annual goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 136,202 and 134,772 for the three and six months ended June 30, 2018, respectively, and 130,000 for both the three and six months ended June 30, 2017.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$3,353	$2,842	$5,359	$4,561

Weighted average common shares outstanding:
Basic	11,867,248	11,847,905	11,888,023	11,838,075
Effect of dilutive stock options	87,742	92,734	87,006	89,893
Diluted	11,954,990	11,940,639	11,975,029	11,927,968

Earnings per share:
Basic	$0.28	$0.24	$0.45	$0.39
Diluted	$0.28	$0.24	$0.45	$0.38

NOTE 3.  SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$56,609	$13	$(1,580)	$55,042
Government-sponsored enterprises	7,200	—	(106)	7,094
Mortgage-backed securities:(1)
Agency - residential	81,955	98	(2,109)	79,944
Non-agency - residential	60	—	(4)	56
Collateralized debt obligation	1,082	27	—	1,109
Obligations of state and political subdivisions	500	—	—	500
Tax-exempt securities	3,099	21	(1)	3,119
Total available for sale securities	$150,505	$159	$(3,800)	$146,864

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

The amortized cost and fair value of debt securities by contractual maturities at June 30, 2018 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$10,066	$10,047
After 1 but within 5 years	19,978	19,609
After 5 but within 10 years	169	173
After 10 years	38,277	37,035
	68,490	66,864
Mortgage-backed securities	82,015	80,000
Total debt securities	$150,505	$146,864

There were no sales of available for sale securities for the three and six months ended June 30, 2018 and 2017.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$31,557	$583	$20,462	$997	$52,019	$1,580
Government sponsored enterprises	6,865	99	229	7	7,094	106
Mortgage-backed securities:
Agency - residential	41,243	883	28,836	1,226	70,079	2,109
Non-agency - residential	—	—	56	4	56	4
Tax-exempt securities	1,113	1	—	—	1,113	1
Total	$80,778	$1,566	$49,583	$2,234	$130,361	$3,800

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$28,871	$156	$26,461	$842	$55,332	$998
Government-sponsored enterprises	5,992	7	259	4	6,251	11
Mortgage-backed securities:
Agency - residential	34,562	239	32,572	896	67,134	1,135
Non-agency - residential	—	—	65	5	65	5
Tax-exempt securities	1,116	2	—	—	1,116	2
Total	$70,541	$404	$59,357	$1,747	$129,898	$2,151

At June 30, 2018, 86 debt securities with gross unrealized losses had an aggregate depreciation of 2.83% of the Company’s amortized cost basis. The unrealized losses are primarily related to the Company’s agency mortgage-backed securities and U.S. Government and agency obligations. There were no investments deemed other-than-temporarily impaired for the three and six months ended June 30, 2018 and 2017. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at June 30, 2018.

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
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

Mortgage-backed Securities - Non-Agency - Residential. The unrealized losses on the Company's non-agency-residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit loss was identified.

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$376,156	$397,277
Multi-family and commercial	539,240	481,998
Construction	31,024	28,765
Total real estate loans	946,420	908,040

Commercial business loans:
SBA and USDA guaranteed	74,015	89,514
Time share	43,362	50,526
Condominium association	31,370	27,096
Medical loans	28,339	27,803
Other	89,854	88,566
Total commercial business loans	266,940	283,505

Consumer loans:
Home equity	48,955	53,480
Indirect automobile	4	57
Other	1,448	1,835
Total consumer loans	50,407	55,372

Total loans	1,263,767	1,246,917

Deferred loan origination costs, net of fees	2,783	2,591
Allowance for loan losses	(13,235)	(12,334)
Loans receivable, net	$1,253,315	$1,237,174

The Company purchased commercial loans totaling $18.7 million during the six months ended June 30, 2018. For the twelve months ended December 31, 2017, the Company purchased commercial loans totaling $36.1 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 are as follows:

Three Months Ended June 30, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,197	$6,953	$727	$3,478	$649	$13,004
Provision (credit) for loan losses	(3)	689	(6)	(370)	(22)	288
Loans charged-off	—	—	—	(68)	(1)	(69)
Recoveries of loans previously charged-off	—	—	—	11	1	12
Balance at end of period	$1,194	$7,642	$721	$3,051	$627	$13,235

Six Months Ended June 30, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,093	$6,627	$633	$3,308	$673	$12,334
Provision (credit) for loan losses	101	1,015	88	(145)	(46)	1,013
Loans charged-off	—	—	—	(132)	(1)	(133)
Recoveries of loans previously charged-off	—	—	—	20	1	21
Balance at end of period	$1,194	$7,642	$721	$3,051	$627	$13,235

Three Months Ended June 30, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,189	$6,139	$541	$3,397	$734	$12,000
Provision (credit) for loan losses	14	91	21	46	(2)	170
Loans charged-off	(22)	—	—	(14)	(1)	(37)
Recoveries of loans previously charged-off	—	—	—	10	4	14
Balance at end of period	$1,181	$6,230	$562	$3,439	$735	$12,147

Six Months Ended June 30, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,149	$5,724	$952	$3,266	$729	$11,820
Provision (credit) for loan losses	51	506	(390)	162	1	330
Loans charged-off	(22)	—	—	(14)	(1)	(37)
Recoveries of loans previously charged-off	3	—	—	25	6	34
Balance at end of period	$1,181	$6,230	$562	$3,439	$735	$12,147

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

Further information pertaining to the allowance for loan losses at June 30, 2018 and December 31, 2017 is as follows:

June 30, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$323	$1,264	$—	$238	$17	$1,842
Allowance for loans individually or collectively evaluated and not deemed to be impaired	871	6,378	721	2,813	610	11,393
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,194	$7,642	$721	$3,051	$627	$13,235

Loans individually evaluated and deemed to be impaired	$5,559	$10,493	$—	$1,156	$313	$17,521
Loans individually or collectively evaluated and not deemed to be impaired	370,597	527,446	31,024	265,784	50,094	1,244,945
Amount of loans acquired with deteriorated credit quality	—	1,301	—	—	—	1,301
Total loans	$376,156	$539,240	$31,024	$266,940	$50,407	$1,263,767

December 31, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$231	$251	$—	$—	$—	$482
Allowance for loans individually or collectively evaluated and not deemed to be impaired	862	6,376	633	3,308	673	11,852
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,093	$6,627	$633	$3,308	$673	$12,334

Loans individually evaluated and deemed to be impaired	$5,113	$9,646	$—	$334	$292	$15,385
Loans individually or collectively evaluated and not deemed to be impaired	392,164	470,433	28,765	283,171	55,080	1,229,613
Amount of loans acquired with deteriorated credit quality	—	1,919	—	—	—	1,919
Total loans	$397,277	$481,998	$28,765	$283,505	$55,372	$1,246,917

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

Past Due Loans
The following represents an aging of loans at June 30, 2018 and December 31, 2017:

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due		90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$1,634		$1,528	$3,162	$372,994	$376,156	$—
Multi-family and commercial	17,615	1,454		—	19,069	520,171	539,240	—
Construction	—	—		—	—	31,024	31,024	—
Commercial Business:
SBA and USDA guaranteed	—	—		85	85	73,930	74,015	85
Time share	—	—		—	—	43,362	43,362	—
Condominium association	—	—		—	—	31,370	31,370	—
Medical loans	95	—		—	95	28,244	28,339	—
Other	249	885	—	75	1,209	88,645	89,854	—
Consumer:
Home equity	383	28		102	513	48,442	48,955	—
Indirect automobile	—	—		—	—	4	4	—
Other	3	—		—	3	1,445	1,448	—
Total	$18,345	$4,001		$1,790	$24,136	$1,239,631	$1,263,767	$85

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,243	$1,582	$1,280	$9,105	$388,172	$397,277	$—
Multi-family and commercial	3,633	—	27	3,660	478,338	481,998	—
Construction	—	—	—	—	28,765	28,765	—
Commercial Business:
SBA and USDA guaranteed	483	—	—	483	89,031	89,514	—
Time share	—	—	—	—	50,526	50,526	—
Condominium association	—	—	—	—	27,096	27,096	—
Medical loans	139	99	—	238	27,565	27,803	—
Other	77	183	26	286	88,280	88,566	—
Consumer:
Home equity	475	—	—	475	53,005	53,480	—
Indirect automobile	2	3	—	5	52	57	—
Other	8	—	—	8	1,827	1,835	—
Total	$11,060	$1,867	$1,333	$14,260	$1,232,657	$1,246,917	$—

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at June 30, 2018 and December 31, 2017:

	Impaired Loans(1)
June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,128	$3,128	$—	$2,352
Multi-family and commercial	6,736	6,933	—	1,114
Commercial Business:
Medical loans	31	77	—	31
Other	240	240	—	232
Consumer:
Home equity	174	174	—	174
Total impaired loans without valuation allowance	10,309	10,552	—	3,903

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,431	2,442	323	824
Multi-family and commercial	5,058	5,058	1,264	2,166
Commercial business - Other	885	885	238	885
Consumer - Home equity	139	139	17	39
Total impaired loans with valuation allowance	8,513	8,524	1,842	3,914
Total impaired loans	$18,822	$19,076	$1,842	$7,817

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan. At June 30, 2018 and December 31, 2017, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are advanced to those borrowers whose loans are deemed impaired without prior approval of the Loan Committee or the Board of Directors.

Additional information related to impaired loans is as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,684	$28	$1	$5,392	$56	$1
Multi-family and commercial	10,575	144	32	9,859	248	38
Commercial business:
Medical loans	62	—	—	39	—	—
Other	1,792	8	—	1,506	30	14
Consumer:
Home equity	350	1	—	299	2	—
Other	—	—	—	1	—	—
Total	$18,463	$181	$33	$17,096	$336	$53

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,985	$31	$3	$6,188	$70	$9
Multi-family and commercial	8,016	102	—	8,858	226	11
Commercial business:
Medical loans	7	—	—	3	—	—
Other	1,415	36	27	1,118	44	27
Consumer:
Home equity	381	1	—	422	3	1
Other	5	—	—	2	—	—
Total	$15,809	$170	$30	$16,591	$343	$48

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

The following tables present the Company’s loans by risk rating at June 30, 2018 and December 31, 2017:

June 30, 2018	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$368,085	$1,495	$6,576	$—	$—	$376,156
Multi-family and commercial	—	498,817	31,600	8,823	—	—	539,240
Construction	—	21,411	9,613	—	—	—	31,024
Total real estate loans	—	888,313	42,708	15,399	—	—	946,420

Commercial Business:
SBA and USDA guaranteed	74,015	—	—	—	—	—	74,015
Time share	—	43,362	—	—	—	—	43,362
Condominium association	—	31,370	—	—	—	—	31,370
Medical loans	—	28,308	—	31	—	—	28,339
Other	—	85,020	3,557	1,277	—	—	89,854
Total commercial business loans	74,015	188,060	3,557	1,308	—	—	266,940

Consumer:
Home equity	—	48,467	255	233	—	—	48,955
Indirect automobile	—	4	—	—	—	—	4
Other	—	1,448	—	—	—	—	1,448
Total consumer loans	—	49,919	255	233	—	—	50,407
Total loans	$74,015	$1,126,292	$46,520	$16,940	$—	$—	$1,263,767

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

December 31, 2017	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$389,276	$1,592	$6,409	$—	$—	$397,277
Multi-family and commercial	—	457,395	13,362	11,241	—	—	481,998
Construction	—	28,765	—	—	—	—	28,765
Total real estate loans	—	875,436	14,954	17,650	—	—	908,040

Commercial Business:
SBA and USDA guaranteed	89,514	—	—	—	—	—	89,514
Time share	—	50,526	—	—	—	—	50,526
Condominium association	—	27,096	—	—	—	—	27,096
Medical loans	—	27,803	—	—	—	—	27,803
Other	—	83,742	3,559	1,265	—	—	88,566
Total commercial business loans	89,514	189,167	3,559	1,265	—	—	283,505

Consumer:
Home equity	—	53,086	137	257	—	—	53,480
Indirect automobile	—	57	—	—	—	—	57
Other	—	1,834	—	1	—	—	1,835
Total consumer loans	—	54,977	137	258	—	—	55,372
Total loans	$89,514	$1,119,580	$18,650	$19,173	$—	$—	$1,246,917

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

The following tables provide information on loans modified as TDRs during the three and six months ended June 30, 2018 and 2017. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended June 30,
	2018			2017
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$104	$58	—	$—	$—
Multi-family and commercial	—	—	—	2	239	54
Consumer - Home equity	—	—	9	—	—	—
Total	1	$104	$67	2	$239	$54

	Six Months Ended June 30,
	2018			2017
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	3	$463	$58	—	$—	$—
Multi-family and commercial	—	—	—	2	239	54
Commercial business - other	—	—	—	1	293	—
Consumer - home equity	1	100	9	—	—	—
Total	4	$563	$67	3	$532	$54

The following table provides the recorded investment, by type of modification, during the three and six months ended June 30, 2018 and 2017 for modified loans identified as TDRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Interest rate adjustments	$—	$—	$77	$—
Principal deferrals	104	—	104	—
Combination of rate and payment (1)	—	—	382	—
Combination of rate and maturity (2)	—	239	—	239
Maturity only	—	—	—	293
Total	$104	$239	$563	$532

(1) Terms include combination of rate adjustments and interest-only payment with deferral of principal.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three and six months ended June 30, 2018 and June 30, 2017.

As of June 30, 2018, the Company held $878,000 in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired from Newport with evidence of credit deterioration as of June 30, 2018 and December 31, 2017.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2017	$2,141	$1,919	$222	$143	$1,776
Collections	(27)	(27)	—	(13)	(14)
Dispositions	(591)	(591)	—	(42)	(549)
Balance at June 30, 2018	$1,523	$1,301	$222	$88	$1,213

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,694	13,675
Leasehold improvements	11,761	11,746
Furniture and equipment	13,234	12,561
Construction in process	146	7
	43,581	42,735
Accumulated depreciation and amortization	(24,430)	(23,326)
Premises and equipment, net	$19,151	$19,409

At June 30, 2018, construction in process related to the construction, design and site costs associated with a new ATM location and construction costs of remodeling an existing branch. At June 30, 2018, the Company had outstanding commitments related to the remodeling of an existing branch totaling $854,000. Construction in process related to construction, design and site costs associated with a new off-site ATM at December 31, 2017.

NOTE 6.  OTHER COMPREHENSIVE LOSS

Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items along with net income are components of comprehensive income.

Components of other comprehensive loss and related tax effects are as follows:

	Six Months Ended June 30, 2018
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding losses on available for sale securities	$(1,825)	$382	$(1,443)
Other comprehensive loss	$(1,825)	$382	$(1,443)

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2018
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(3,641)	$764	$(2,877)
Accumulated other comprehensive loss	$(3,641)	$764	$(2,877)

	December 31, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(1,816)	$618	$(1,198)
Reclassification of stranded tax effect from change in tax law(1)	—	(236)	(236)
Accumulated other comprehensive loss	$(1,816)	$382	$(1,434)

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

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At June 30, 2018, the Company and the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. Management believes no conditions or events have occurred since June 30, 2018 that would materially adversely change the Company’s and the Bank’s capital classifications.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.
In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.
The Company and Bank's regulatory capital amounts and ratios at June 30, 2018 and December 31, 2017, compared to the FDIC's requirements for classification as a well capitalized institution and for minimum capital adequacy, were as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:
Company	$155,041	13.73%	$50,810	4.50%	$73,392	6.50%
Bank	148,224	13.18	50,615	4.50	73,111	6.50
Tier 1 Capital to Risk Weighted Assets:
Company	163,041	14.44	67,747	6.00	90,329	8.00
Bank	148,224	13.18	67,487	6.00	89,983	8.00
Total Capital to Risk Weighted Assets:
Company	176,817	15.66	90,330	8.00	112,912	10.00
Bank	162,000	14.40	89,983	8.00	112,478	10.00
Tier 1 Capital to Average Assets:
Company	163,041	10.32	63,191	4.00	78,989	5.00
Bank	148,224	9.43	62,893	4.00	78,616	5.00

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:
Company	$154,532	14.54%	$47,842	4.50%	$69,106	6.50%
Bank	146,509	13.81	47,740	4.50	68,958	6.50
Tier 1 Capital to Risk Weighted Assets:
Company	162,532	15.29	63,790	6.00	85,053	8.00
Bank	146,509	13.81	63,653	6.00	84,871	8.00
Total Capital to Risk Weighted Assets:
Company	175,326	16.49	85,053	8.00	106,316	10.00
Bank	159,303	15.02	84,871	8.00	106,089	10.00
Tier 1 Capital to Average Assets:
Company	162,532	10.36	62,757	4.00	78,446	5.00
Bank	146,509	9.40	62,348	4.00	77,934	5.00

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

•
Interest rate swap agreements. The fair value of interest rate swap agreements are obtained from a third-party pricing service and are determined using a discounted cash flow approach and utilize observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount and stated interest rate. Such derivatives do not have embedded interest rate caps or floors.

•
Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2018.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$16,368	$38,674	$—	$55,042
Government-sponsored enterprises	—	7,094	—	7,094
Mortgage-backed securities	—	80,000	—	80,000
Collateralized debt obligation	—	—	1,109	1,109
Obligations of state and political subdivisions	—	500	—	500
Tax-exempt securities	—	3,119	—	3,119
Forward loan sale commitments and derivative loan commitments	—	—	156	156
Interest rate swap agreements	—	370	—	370
Total assets	$16,368	$129,757	$1,265	$147,390

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$3	$3
Interest rate swap agreements	—	370	—	370
Total liabilities	$—	$370	$3	$373

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$19,435	$42,333	$—	$61,768
Government-sponsored enterprises	—	9,217	—	9,217
Mortgage-backed securities	—	78,295	—	78,295
Collateralized debt obligation	—	—	1,124	1,124
Obligations of state and political subdivisions	—	500	—	500
Tax-exempt securities	—	3,149	—	3,149
Forward loan sale commitments and derivative loan commitments	—	—	43	43
Total assets	$19,435	$133,494	$1,167	$154,096

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2017	$1,124	$43
Total realized gains included in net income	—	110
Total unrealized losses included in other comprehensive loss	(15)	—
Balance at June 30, 2018	$1,109	$153

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required from time to time to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at June 30, 2018 and December 31, 2017. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017.

	At June 30, 2018			At December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$2,094	$—	$—	$337
Other real estate owned	—	—	625	—	—	1,226
Total assets	$—	$—	$2,719	$—	$—	$1,563

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Impaired loans	$1,112	$90	$1,378	$139
Other real estate owned	(26)	181	—	197
Total losses	$1,086	$271	$1,378	$336

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

realized in a sales transaction at June 30, 2018 and December 31, 2017. The estimated fair value amounts at June 30, 2018 and December 31, 2017 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of June 30, 2018 and December 31, 2017, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$86,400	$86,400	$—	$—	$86,400
Available for sale securities	146,864	16,368	129,387	1,109	146,864
Loans held for sale	3,900	—	—	3,955	3,955
Loans receivable, net	1,253,315	—	—	1,206,945	1,206,945
Federal Home Loan Bank stock	9,856	—	—	9,856	9,856
Federal Reserve Bank stock	3,638	—	—	3,638	3,638
Accrued interest receivable	4,810	—	—	4,810	4,810
Financial Liabilities:
Deposits	1,225,770	—	—	1,227,164	1,227,164
Mortgagors' and investors' escrow accounts	4,664	—	—	4,664	4,664
Federal Home Loan Bank advances	163,491	—	160,633	—	160,633
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,765	—	6,765
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	52	—	—	52	52
Forward loan sale commitments	104	—	—	104	104
Interest rate swap agreements	370	—	370	—	370
Liabilities:
Derivative loan commitments	3	—	—	3	3
Interest rate swap agreements	370	—	370	—	370

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

Interest Rate Swap Agreements - The Company does not use derivatives for trading or speculative purposes. Interest rate swap derivatives not designated as hedges are offered to certain qualifying commercial customers and to manage the Company's exposure to interest rate movements but do not meet the strict hedge accounting definition under FASB ASC 815, "Derivatives and Hedging." The interest rate swap agreement enables the customer to synthetically fix the interest rate on a variable rate loan. The customer pays a variable rate and enters into a fixed rate swap agreement with the Company. The credit risk associated with the interest rate swap derivatives executed with these customers is essentially the same as that involved in extending loans and is subject to the Company's normal credit policies. The Company obtains collateral, if needed, based upon its assessment of the customers' credit quality. Generally, interest rate swap agreements are offered to "pass" rated customers requesting long-term commercial loans or commercial mortgages in amounts generally of at least $1.0 million. The interest rate swap agreements with our customers are cross-collateralized by the loan collateral and do not have any embedded interest rate caps or floors.

For every variable interest rate swap agreement entered into with a commercial customer, the Company simultaneously enters into a fixed rate swap agreement with a correspondent bank, agreeing to pay a fixed income stream and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent bank; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of June 30, 2018, based on its current position, the Company has paid $500,000 into a collateral account to collateralize its position. The Company and correspondent bank have an agreement to secure any outstanding payable in excess of $100,000.

The Company's agreements with its derivative counterparties contain the following provisions related to contingent credit risk:

•
if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations;

•
if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative position, and the Company would be required to settle its obligations under the agreements;

•	if the Company fails to maintain a specified minimum leverage ratio, then the Company could be declared in default on its derivative obligations; and

•
if a specified event or condition occurs that materially changes the Company's creditworthiness in an adverse manner, it may be required to fully collateralize its obligations under the derivative instrument.

The Company is in compliance with the above provisions as of June 30, 2018.

The Company has established a derivative policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 AND DECEMBER 31, 2017

well as identifies internal controls for the management of risks related to these hedging activities (such as approval of counterparties, limits on counterparty credit risk, maximum loan amounts and limits to single dealer counterparties).

The interest rate swap derivatives executed with our customers and our counterparties are marked to market and are included with other assets and other liabilities on the consolidated balance sheets at fair value.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at June 30, 2018 and December 31, 2017.

		June 30, 2018		December 31, 2017
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:

Derivative loan commitments	Other Assets	$5,276	$49	$3,133	$27
Forward loan sale commitments	Other Assets	5,852	104	2,752	16
Commercial loan customer interest rate swap position	Other Assets	14,572	370	—	—
Counterparty interest rate swap position	Other Liabilities	14,572	370	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2018 and December 31, 2017 and the results of operations for the three and six months ended June 30, 2018 and 2017. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Assets:
Summary. Assets increased $14.8 million, or 0.9%, to $1.60 billion at June 30, 2018, compared to $1.58 billion at December 31, 2017, principally due to increases of $16.1 million in net loans receivable, $3.1 million in loans held for sale and $2.9 million in cash and cash equivalents, offset by a decrease of $7.2 million in available for sale securities.

Loans Receivable, Net. Net loans increased $16.1 million primarily due to increases of $57.2 million, $4.3 million and $2.3 million in multi-family and commercial real estate loans, condominium association loans and construction loans, respectively, offset by decreases of $21.1 million, $15.5 million, $7.2 million and $5.0 million in residential mortgage loans, SBA and USDA guaranteed loans, time share loans and consumer loans, respectively. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 29.8% of the total loan portfolio at June 30, 2018 and decreased $21.1 million to $376.2 million as compared to $397.3 million at December 31, 2017. The reduction in residential mortgage loans reflects the sale of $40.9 million of long-term fixed-rate loans in the secondary market. The Company sold $22.8 million of such loans in the six months ended June 30, 2017. Residential mortgage loan originations decreased $2.7 million during the six months ended June 30, 2018 over the comparable period in 2017 as a result of decreased activity in the housing market. Proceeds from loans sold for the six months ended June 30, 2018 were $40.8 million compared to $23.1 million for the six months ended June 30, 2017.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 42.7% of total loans at June 30, 2018 and increased $57.2 million, or 11.9%, during the first half of 2018 to $539.2 million. Originations for multi-family and commercial real estate loans were $93.4 million during the first half of 2018, representing an increase of $72.3 million compared to the same period in 2017.

•	Construction. Construction loans, which include both residential and commercial construction loans, increased $2.3 million to $31.0 million for the first half of 2018.

•
Commercial Business. Commercial business loans represented 21.1% of total loans at June 30, 2018. Commercial business loans decreased $16.6 million, or 5.8%, for the first half of 2018, primarily due to decreases of $15.5 million in SBA and USDA guaranteed loans and $7.2 million in time share loans, offset by increases of $4.3 million in condominium association loans and $1.3 million in other commercial business loans. Commercial business loan originations decreased $14.1 million during the six months ended June 30, 2018 as compared to the same period in 2017. At June 30, 2018, unfunded lines of credit related to time share lending totaled $27.4 million as a result of focused efforts within the time share industry.

•
Consumer. Consumer loans represented 4.0% of the Company’s total loan portfolio at June 30, 2018. Consumer loans decreased $5.0 million during the first half of 2018, primarily as a result of a decrease of $4.5 million in home equity loans and $387,000 in other consumer loans. Loan originations for consumer loans totaled $11.0 million, representing a decrease of $2.8 million for the first half of 2018 over the comparable period in 2017.

The allowance for loan losses totaled $13.2 million at June 30, 2018 compared to $12.3 million at December 31, 2017. The ratio of the allowance for loan losses to total loans increased to 1.05% at June 30, 2018 from 0.99% at December 31, 2017, primarily due to increases in nonperforming loans, reserves for impaired loans and an increase in the commercial loan portfolio, which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in the portfolio, a decrease in SBA and USDA loans, which because of the government guarantee on these loans does not require a corresponding allowance for loan losses, and $112,000 of net loan charge-offs for the period.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	June 30, 2018	December 31, 2017
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,176	$2,405
Multi-family and commercial	3,280	3,482
Total real estate loans	6,456	5,887
Commercial business loans:
Medical Loans	31	—
Other	1,117	324
Total commercial business loans	1,148	324
Consumer loans:
Home equity	213	192
Other	—	1
Total consumer loans	213	193
Total nonaccrual loans	7,817	6,404
Accruing loans past due 90 days or more	85	—
Total nonperforming loans (1)	7,902	6,404
Other real estate owned, net (2)	625	1,226
Total nonperforming assets	8,527	7,630
Accruing troubled debt restructurings	9,973	9,438
Total nonperforming assets and troubled debt restructurings	$18,500	$17,068

Allowance for loan losses as a percent of nonperforming loans	167.49%	192.60%
Total nonperforming loans to total loans	0.63%	0.51%
Total nonperforming loans to total assets	0.50%	0.41%
Total nonperforming assets and troubled debt restructurings to total assets	1.16%	1.08%

(1) Includes nonperforming TDRs totaling $3.1 million and $3.6 million at June 30, 2018 and December 31, 2017, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The increase in nonperforming loans was primarily due to increases in nonperforming commercial business loans of $824,000 and residential real estate loans of $771,000, offset by a decrease in nonperforming multi-family and commercial real estate loans of $202,000.

Other real estate owned decreased $601,000 to $625,000 at June 30, 2018, primarily due to the sale of one commercial and three residential properties totaling $520,000. At June 30, 2018, other real estate owned consisted of one residential property and one commercial property.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, maturity extensions, or a combination of these items. TDRs remained unchanged at $13.1 million at June 30, 2018, compared to December 31, 2017. Of the TDRs, $10.0 million and $9.4 million were performing in accordance with their restructured terms at June 30, 2018 and December 31, 2017, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $15.1 million, or 1.1%, to $1.43 billion at June 30, 2018 compared to $1.41 billion at December 31, 2017. Deposits increased $17.7 million, or 1.5%, which included increases in NOW and money market accounts of $11.8 million, certificates of deposit of $6.7 million and noninterest-bearing deposits of $2.4 million, offset by a decrease in savings accounts of $2.8 million. Deposit growth remained strong due to competitively-priced deposit products and marketing initiatives. Borrowings decreased $6.6 million from $178.3 million at December 31, 2017 to $171.7 million at June 30, 2018, resulting from repayments of FHLB advances with funds from excess deposits.

Equity:
Summary. Shareholders’ equity decreased $224,000 from $168.5 million at December 31, 2017 to $168.3 million at June 30, 2018. The decrease in shareholders' equity was attributable to the repurchase of common shares totaling $3.2 million, dividends paid of $1.4 million and unrealized losses on securities included in other comprehensive loss of $1.4 million, partially offset by net income of $5.4 million.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised of the unrealized gains and losses on available for sale securities. The net unrealized losses on available for sale securities, net of taxes, totaled $2.9 million at June 30, 2018 and $1.2 million at December 31, 2017.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

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

Summary. The Company reported net income of $3.4 million for the three months ended June 30, 2018 compared to $2.8 million for the three months ended June 30, 2017. The Company reported net income of $5.4 million for the six months ended June 30, 2018 compared to $4.6 million for the six months ended June 30, 2017.

Interest and Dividend Income. Total interest and dividend income increased $565,000, or 4.2%, to $14.1 million for the quarter ended June 30, 2018, compared to $13.5 million for the same period in 2017. The increase in interest and dividend income was primarily a result of increases in the average balance of loans and average yield earned on loans and other interest-earning assets, offset by decreases in the average balance and yield on investment securities. Interest income on loans and securities reflects net accretion of $491,000 and net amortization of $12,000 for the quarters ended June 30, 2018 and 2017, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the quarter ended June 30, 2018 increased 14 basis points to 3.76% compared to 3.62% for the quarter ended June 30, 2017, primarily due to a 13 basis point increase in the average yield earned on loans and a 76 basis point increase in the average yield earned on other interest-earning assets, offset by a 42 basis point decrease in the average yield earned on securities. The increase in yields reflects the rising interest rate environment. The average balance of interest-earning assets decreased $1.0 million to $1.51 billion for the three months ended June 30, 2018 due to decreases of $29.0 million in the average balance of securities and $2.3 million in the average balance of other interest-earning assets, offset by an increase of $30.2 million in the average balance of loans, compared to the same period in 2017.

Total interest and dividend income increased $1.1 million or 4.2%, to $27.8 million for the six months ended June 30, 2018 compared to $26.7 million for the same period in 2017. The increase in interest and dividend income was primarily due to the higher average balance of loans and an increase in the average yield earned on loans and other interest-earning assets, offset by decreases in the average balance and yield on securities versus the same period in 2017. Interest income on loans and securities reflects net accretion of $492,000 and net amortization of $1,000 for the six months ended June 30, 2018 and 2017, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the six months ended June 30, 2018 increased 15 basis points to 3.77% compared to 3.62% for the six months ended June 30, 2017, primarily due to an 11 basis point increase in the yield on loans and a 77 basis point increase in the average yield on other interest-earning assets, offset by a 20 basis point decrease in the average yield on securities. The average balance of interest-assets decreased $1.2 million to $1.50 billion during the first half of 2018, due to decreases of $21.3 million in the average balance of securities and $3.5 million in the average balance of other interest-earning assets, offset by an increase of $23.6 million in the average balance of loans, as compared to the same period in 2017.

Interest Expense. For the quarter ended June 30, 2018, interest expense increased $180,000, or 6.4%, primarily resulting from an increase in the average balance of deposits and higher average rates paid on deposits and borrowings, partially offset by a reduction in the average balance of FHLB advances compared to the same quarter in 2017. Higher interest expense on interest-bearing liabilities reflects net accretion of $20,000 and $109,000 for the three months ended June 30, 2018 and 2017, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $24.7 million to $1.01 billion for the quarter ended June 30, 2018 compared to the same period in 2017, primarily due to increases in the average balance of NOW and money market accounts of $32.2 million, offset by a decrease of $4.7 million in the average balance of certificates of deposit. The average rate paid on interest-bearing deposits increased six basis points to 0.83%. The average balance of FHLB advances decreased $33.3 million for the quarter ended June 30, 2018, and the average rate paid increased 22 basis points to 1.95%. The average rate paid on subordinated debt increased 92 basis points to 3.79%, compared to the same period in 2017, due to increases in the three-month LIBOR rate.

Interest expense increased $305,000, or 5.5%, for the six months ended June 30, 2018, resulting from higher average balance on deposits and higher average rates paid on deposits and borrowings compared to the same period in 2017. Higher interest expense on interest-bearing liabilities reflects net amortization of $26,000 and net accretion of $223,000 for the six months ended June 30, 2018 and 2017, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $33.1 million to $1.00 billion for the six months ended June 30, 2018 and the average rate paid increased 5 basis points to 0.81%, compared to the same period in 2017. Increases in the average balance of NOW and money market deposits totaled $35.4 million, while the average balance of savings accounts decreased $2.0 million compared to the first half of 2017. The average balance of FHLB advances decreased $38.3 million for the six months ended June 30, 2018, while the average rate paid increased 21 basis points to 1.92%. The average rate paid on subordinated debt increased 81 basis points to 3.57%, compared to the same period in 2017, due to increases in the three-month LIBOR rate.

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

	At or For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,270,988	$13,097	4.13%	$1,240,772	$12,385	4.00%
Securities (3)	159,884	701	1.76	188,865	1,027	2.18
Other interest-earning assets	74,921	331	1.77	77,175	194	1.01
Total interest-earning assets	1,505,793	14,129	3.76	1,506,812	13,606	3.62

Noninterest-earning assets	90,080			82,245
Total assets	$1,595,873			$1,589,057

Interest-bearing liabilities:
Deposits:
Business checking	$629	—	—	$1,028	—	—
NOW and money market	519,359	295	0.23	487,113	201	0.17
Savings (4)	34,025	28	0.33	36,505	35	0.38
Certificates of deposit (5)	453,369	1,773	1.57	458,065	1,647	1.44
Total interest-bearing deposits	1,007,382	2,096	0.83	982,711	1,883	0.77

Federal Home Loan Bank advances	169,166	823	1.95	202,484	875	1.73
Subordinated debt	8,248	78	3.79	8,248	59	2.87
Total interest-bearing liabilities	1,184,796	2,997	1.01	1,193,443	2,817	0.95

Noninterest-bearing liabilities	241,202			226,776
Total liabilities	1,425,998			1,420,219

Total shareholders' equity	169,875			168,838

Total liabilities and shareholders' equity	$1,595,873			$1,589,057

Net interest-earning assets	$320,997			$313,369

Tax equivalent net interest income (3)		11,132			10,789

Tax equivalent interest rate spread (6)			2.75%			2.67%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.97%			2.87%

Average of interest-earning assets to average interest-bearing liabilities			127.09%			126.26%

Less tax equivalent adjustment (3)		(66)			(108)

Net interest income		$11,066			$10,681

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21% and 34% for the periods ended June 30, 2018 and 2017, respectively.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4) Includes mortgagors’ and investors’ escrow accounts.
(5) Includes brokered deposits.
(6) Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
	2018			2017
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,266,153	$25,827	4.11%	$1,242,520	$24,628	4.00%
Securities (3)	163,785	1,577	1.94	185,114	1,966	2.14
Other interest-earning assets	66,021	551	1.68	69,503	312	0.91
Total interest-earning assets	1,495,959	27,955	3.77	1,497,137	26,906	3.62

Noninterest-earning assets	91,324			82,560
Total assets	$1,587,283			$1,579,697

Interest-bearing liabilities:
Deposits:
Business checking	$650	—	—	$1,027	—	—
NOW and money market	516,494	571	0.22	481,099	368	0.15
Savings (4)	34,123	53	0.31	36,082	63	0.35
Certificates of deposit (5)	452,180	3,427	1.53	452,097	3,202	1.43
Total interest-bearing deposits	1,003,447	4,051	0.81	970,305	3,633	0.76

Federal Home Loan Bank advances	170,818	1,629	1.92	209,096	1,775	1.71
Subordinated debt	8,248	146	3.57	8,248	113	2.76
Total interest-bearing liabilities	1,182,513	5,826	0.99	1,187,649	5,521	0.94

Noninterest-bearing liabilities	234,959			224,315
Total liabilities	1,417,472			1,411,964

Total shareholders' equity	169,811			167,733

Total liabilities and shareholders' equity	$1,587,283			$1,579,697

Net interest-earning assets	$313,446			$309,488

Tax equivalent net interest income (3)		22,129			21,385

Tax equivalent interest rate spread (6)			2.78%			2.68%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.98%			2.88%

Average of interest-earning assets to average interest-bearing liabilities			126.51%			126.06%

Less tax equivalent adjustment (3)		(138)			(206)

Net interest income		$21,991			$21,179

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21% and 34% for the periods ended June 30, 2018 and 2017, respectively.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

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

	Three Months Ended June 30, 2018 and 2017			Six Months Ended June 30, 2018 and 2017
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)(3)	$414	$298	$712	$737	$462	$1,199
Securities (3)	(182)	(144)	(326)	(174)	(215)	(389)
Other interest-earning assets	143	(6)	137	254	(15)	239
Total interest-earning assets	375	148	523	817	232	1,049
Interest-bearing liabilities:
Interest expense:
Deposits (4)	220	(7)	213	395	23	418
Federal Home Loan Bank advances	82	(134)	(52)	155	(301)	(146)
Subordinated debt	19	—	19	33	—	33
Total interest-bearing liabilities	321	(141)	180	583	(278)	305
Change in net interest income	$54	$289	$343	$234	$510	$744

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21% and 34% for the periods ended June 30, 2018 and 2017, respectively.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4) Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The provision for loan losses increased $118,000 and $683,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to increases in nonperforming loans, loan charge-offs, reserves for impaired loans and an increase in commercial loans, which carry a higher degree of risk than other loans held in the loan portfolio. At June 30, 2018, nonperforming loans increased to $7.9 million compared to $4.7 million at June 30, 2017, resulting from increases in nonperforming multi-family and commercial real estate loans of $2.5 million, commercial business loans of $363,000, and residential real estate loans of $275,000. Net loan charge-offs, consisting primarily of commercial business loans, were $57,000 and $112,000 for the three and six months ended June 30, 2018, respectively, compared to net loan charge offs of $23,000 and $3,000 for the three and six months ended June 30, 2017, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,769	$1,758	$11	0.6%	$3,481	$3,442	$39	1.1%
Wealth management fees	9	192	(183)	(95.3)	18	519	(501)	(96.5)
Increase in cash surrender value of bank-owned life insurance	226	132	94	71.2	441	262	179	68.3
Mortgage banking	344	466	(122)	(26.2)	558	621	(63)	(10.1)
Other	971	1,091	(120)	(11.0)	1,215	1,304	(89)	(6.8)
Total noninterest income	$3,319	$3,639	$(320)	(8.8)%	$5,713	$6,148	$(435)	(7.1)%

Noninterest income decreased $320,000 to $3.3 million and $435,000 to $5.7 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The decreases were due to a pre-tax gain in May 2017 of $795,000 on the sale of the Company's trust and asset management business, partially offset by income of $684,000 in June 2018 resulting from the release of funds held in escrow related to the December 2016 sale of the Company's ownership interest in Vantis Life Insurance Company. Wealth management fees decreased $183,000 and $501,000 for the three and six months ended June 30, 2018, respectively, versus the comparable periods in the prior year as a result of the sale of the Company's trust and asset management business in 2017. Fees earned from mortgage banking activities decreased $122,000 and $63,000 for the three and six months ended June 30, 2018, respectively, primarily as a result of lower gains on residential fixed-rate loan sales versus the comparable periods in 2017. The cash surrender value of bank owned life insurance increased $94,000 and $179,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year resulting from the purchase of $11.8 million new policies in October 2017.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,302	$5,225	$77	1.5%	$10,512	$10,433	$79	0.8%
Occupancy and equipment	1,656	1,700	(44)	(2.6)	3,507	3,476	31	0.9
Computer and electronic banking services	1,288	1,290	(2)	(0.2)	2,576	2,670	(94)	(3.5)
Outside professional services	343	392	(49)	(12.5)	699	793	(94)	(11.9)
Marketing and advertising	229	217	12	5.5	463	407	56	13.8
Supplies	148	128	20	15.6	295	262	33	12.6
FDIC deposit insurance and regulatory assessments	165	218	(53)	(24.3)	338	412	(74)	(18.0)
Core deposit intangible amortization	150	151	(1)	(0.7)	301	301	—	—
Other real estate operations	33	257	(224)	(87.2)	168	367	(199)	(54.2)
Other	539	445	94	21.1	1,045	1,244	(199)	(16.0)
Total noninterest expenses	$9,853	$10,023	$(170)	(1.7)%	$19,904	$20,365	$(461)	(2.3)%

Noninterest expenses decreased $170,000 and $461,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Other real estate operations decreased $224,000 and $199,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due to the sale of one commercial and three residential properties held by the Bank. Outside professional services decreased $49,000 and $94,000 for the three and six months ended June 30, 2018, respectively, versus the same periods in 2017 due to a decrease in consulting expenses. Regulatory assessments decreased $53,000 and $74,000 for the three and six months ended June 30, 2018, respectively, as a result of a lower FDIC assessment rate. Computer and electronic banking expenses decreased $2,000 and $94,000 for the three and six months ended June 30, 2018, respectively, versus the comparable periods in 2017 as a result of contract renegotiations with a third party provider for electronic banking services. Occupancy and equipment decreased $44,000 for the three months ended June 30, 2018 compared to 2017, primarily due to lower lease expense versus an increase of $31,000 for the first six months of 2018 compared to 2017, primarily due to higher snow removal costs. Salaries and benefits increased $77,000 and $79,000 for the three and six months ended June 30, 2018, respectively, due to an increase in employee compensation, benefits and related taxes.

Income Tax Provision. The provision for income taxes decreased $394,000 and $643,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease in the income tax provision was due to passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the statutory corporate income tax rate from 35% to 21% effective for January 1, 2018. The effective tax rate for the three months ended June 30, 2018 and 2017 was 21.0% and 31.1%, respectively. The effective tax rate for the first half of 2018 and 2017 was 21.0% and 31.2%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $86.4 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $146.9 million at June 30, 2018. In addition, at June 30, 2018, the Bank had the ability to borrow an additional $142.4 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $163.5 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $25.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines from the FHLB provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase of securities. For the six months ended June 30, 2018, the Bank originated $167.7 million of loans, and purchased $18.7 million of loans and $19.1 million of securities. For the year ended December 31, 2017, the Bank originated $234.5 million of loans and purchased $36.1 million of loans and $32.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $18.0 million for the six months ended June 30, 2018. FHLB advances decreased $6.6 million for the six months ended June 30, 2018 and decreased $47.7 million for the year ended December 31, 2017. The decrease in borrowings for the first half of 2018 resulted from the net repayments of FHLB advances with excess deposits and proceeds from maturing securities. Certificates of deposit due within one year of June 30, 2018 totaled $209.2 million, or 17.1% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company repurchased 215,000 shares of the Company's common stock at a cost of $3.2 million during the first six months of 2018 and repurchased 24,832 shares of the Company’s common stock at a cost of $371,000 during the year ended December 31, 2017. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2017 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. The Company may continue to repurchase shares of its common stock in the future. The Company’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes such restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At June 30, 2018, on an unconsolidated basis, the Company had cash and cash equivalents of $2.4 million and available for sale securities of $5.9 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2017 and June 30, 2018.

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

Financial instruments whose contract amounts represent credit risk at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$28,460	$60,360
Undisbursed construction loans	31,345	9,027
Undisbursed home equity lines of credit	57,075	56,044
Undisbursed commercial lines of credit	58,876	50,054
Overdraft protection lines	1,241	1,306
Standby letters of credit	118	134
Total commitments	$177,115	$176,925

Future loan commitments at June 30, 2018 and December 31, 2017 included fixed-rate loan commitments of $7.8 million and $34.1 million, respectively, at interest rates ranging from 3.63% to 6.30% and 2.88% to 6.00%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At June 30, 2018, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $787,000.

For the six months ended June 30, 2018, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at June 30, 2018.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(2.51)%	(2.56)%
200 basis point increase in rates	4.96	4.29
300 basis point increase in rates	5.53	3.55

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) if rates decreased 100 basis points in the 12- and 24-month periods. Conversely, net interest income would be positively impacted in the 12- and 24-month periods if rates increased 200 or 300 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, extending the duration of FHLB advances and utilizing certain derivative instruments such as forward loan sale commitments and interest rate swap agreements to manage the risk of loss associated with its mortgage banking activities.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of equity securities for the three months ended June 30, 2018 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2018	—	$—	—	—
May 1 - 31, 2018	15,000	14.35	15,000	597,122
June 1 - 30, 2018	200,000	15.00	200,000	397,122
Total	215,000	$15.00	215,000

(1) On May 9, 2018, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 612,122 shares, of its common stock from time to time, depending on market conditions. The repurchase program will continue until it is completed or terminated by the Company's Board of Directors.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	August 8, 2018	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	August 8, 2018	/s/ Lauren L. Murphy
Lauren L. Murphy
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)