Form 10-Q
period 2018-09-30
SI Financial Group, Inc.
filed 2018-11-08
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

 As of November 2, 2018, there were 12,033,611 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	September 30, 2018	December 31, 2017
ASSETS:
Cash and due from banks:
Noninterest-bearing	$16,915	$16,872
Interest-bearing	59,829	66,614
Total cash and cash equivalents	76,744	83,486

Available for sale securities, at fair value	147,576	154,053
Loans held for sale	1,368	835
Loans receivable (net of allowance for loan losses of $14,227 at September 30, 2018 and $12,334 at December 31, 2017)	1,276,373	1,237,174
Federal Home Loan Bank stock, at cost	9,308	9,856
Federal Reserve Bank stock, at cost	3,638	3,636
Bank-owned life insurance	34,397	33,726
Premises and equipment, net	19,099	19,409
Goodwill and other intangibles	16,442	16,893
Accrued interest receivable	5,209	4,784
Deferred tax asset, net	6,943	6,412
Other real estate owned, net	608	1,226
Other assets	9,430	9,466
Total assets	$1,607,135	$1,580,956

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$243,688	$220,877
Interest-bearing	1,006,405	987,170
Total deposits	1,250,093	1,208,047

Mortgagors' and investors' escrow accounts	2,838	4,418
Federal Home Loan Bank advances	152,780	170,094
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	23,164	21,668
Total liabilities	1,437,123	1,412,475

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,033,734 and 12,242,434 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	120	122
Additional paid-in-capital	126,178	126,540
Unallocated common shares held by ESOP	(2,328)	(2,688)
Unearned restricted shares	(227)	(235)
Retained earnings	49,628	46,176
Accumulated other comprehensive loss	(3,359)	(1,434)
Total shareholders' equity	170,012	168,481
Total liabilities and shareholders' equity	$1,607,135	$1,580,956

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$13,493	$12,326	$39,188	$36,758
Securities:
Taxable interest	854	891	2,030	2,465
Tax-exempt interest	13	14	41	42
Dividends	199	184	566	538
Other	295	234	847	546
Total interest and dividend income	14,854	13,649	42,672	40,349

Interest expense:
Deposits	2,528	1,922	6,579	5,555
Federal Home Loan Bank advances	779	802	2,408	2,577
Subordinated debt and other borrowings	82	60	228	173
Total interest expense	3,389	2,784	9,215	8,305

Net interest income	11,465	10,865	33,457	32,044

Provision for loan losses	1,009	171	2,022	501

Net interest income after provision for loan losses	10,456	10,694	31,435	31,543

Noninterest income:
Service fees	1,736	1,723	5,217	5,165
Wealth management fees	5	20	23	539
Increase in cash surrender value of bank-owned life insurance	230	133	671	395
Mortgage banking	343	519	901	1,140
Net loss on disposal of equipment	(2)	(4)	(2)	(4)
Other	607	124	1,822	1,428
Total noninterest income	2,919	2,515	8,632	8,663

Noninterest expenses:
Salaries and employee benefits	5,386	5,052	15,898	15,485
Occupancy and equipment	1,668	1,662	5,175	5,138
Computer and electronic banking services	1,350	1,345	3,926	4,015
Outside professional services	268	379	967	1,172
Marketing and advertising	203	173	666	580
Supplies	141	121	436	383
FDIC deposit insurance and regulatory assessments	192	178	530	590
Core deposit intangible amortization	150	150	451	451
Other real estate owned operations	103	117	271	484
Other	491	481	1,536	1,725
Total noninterest expenses	9,952	9,658	29,856	30,023

Income before income tax provision	3,423	3,551	10,211	10,183
Income tax provision	719	1,307	2,147	3,378
Net income	$2,704	$2,244	$8,064	$6,805

Earnings per share:
Basic	$0.23	$0.19	$0.68	$0.57
Diluted	$0.23	$0.19	$0.68	$0.57

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$2,704	$2,244	$8,064	$6,805
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on available for sale securities	(482)	47	(1,925)	202
Other comprehensive income (loss)	(482)	47	(1,925)	202
Comprehensive income	$2,222	$2,291	$6,139	$7,007

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2017	12,242,434	$122	$126,540	$(2,688)	$(235)	$46,176	$(1,434)	$168,481
Comprehensive income	—	—	—	—	—	8,064	(1,925)	6,139
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(2,135)	—	(2,135)
Equity incentive plans compensation	—	—	148	—	8	—	—	156
Allocation of 36,477 ESOP shares	—	—	166	360	—	—	—	526
Stock options exercised	6,300	—	71	—	—	—	—	71
Common shares repurchased	(215,000)	(2)	(747)	—	—	(2,477)	—	(3,226)
Balance at September 30, 2018	12,033,734	$120	$126,178	$(2,328)	$(227)	$49,628	$(3,359)	$170,012

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$8,064	$6,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,022	501
Employee stock ownership plan expense	526	544
Equity incentive plan expense	156	346
Amortization of investment premiums and discounts, net	1,009	745
Amortization of loan premiums and discounts, net	709	881
Depreciation and amortization of premises and equipment	1,714	1,666
Amortization of core deposit intangible	451	451
Deferred income tax provision (benefit)	(20)	105
Loans originated for sale	(55,329)	(38,379)
Proceeds from sale of loans held for sale	54,915	38,506
Net gain on sales of loans held for sale	(371)	(896)
Net loss on disposal of equipment	2	4
Net loss on sales or write-downs of other real estate owned	82	393
Increase in cash surrender value of bank-owned life insurance	(671)	(395)
Change in operating assets and liabilities:
Accrued interest receivable	(425)	(300)
Other assets	288	(630)
Accrued expenses and other liabilities	1,496	(3,163)
Net cash provided by operating activities	14,618	7,184

Cash flows from investing activities:
Purchases of available for sale securities	(30,966)	(32,008)
Proceeds from maturities of and principal repayments on available for sale securities	33,998	22,391
Purchases of Federal Home Loan Bank stock	—	(69)
Purchases of Federal Reserve Bank stock	(2)	(7)
Redemption of Federal Home Loan Bank stock	548	2,214
Loan principal originations, net of principal collections	(6,839)	12,867
Purchases of loans	(35,201)	(22,280)
Proceeds from sales of other real estate owned	646	288
Purchases of premises and equipment	(1,406)	(1,410)
Net cash used in investing activities	(39,222)	(18,014)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands / Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Net increase in deposits	42,046	83,404
Net decrease in mortgagors' and investors' escrow accounts	(1,580)	(1,462)
Proceeds from Federal Home Loan Bank advances	14,817	14,500
Repayments of Federal Home Loan Bank advances	(32,131)	(65,444)
Cash dividends on common stock	(2,135)	(1,778)
Stock options exercised	71	361
Common shares repurchased	(3,226)	(205)
Net cash provided by financing activities	17,862	29,376

Net change in cash and cash equivalents	(6,742)	18,546
Cash and cash equivalents at beginning of period	83,486	73,186
Cash and cash equivalents at end of period	$76,744	$91,732

Supplemental cash flow information:
Interest paid	$9,200	$8,356
Income taxes paid, net	2,731	5,670
Transfer of loans to other real estate owned	110	894
Stock options exercised by net-share settlement	—	163

 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the year ending December 31, 2018 or for any other period.

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
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

Fair Value Measurement (Topic 820): In August 2018, the FASB issued guidance which removes, modifies and adds disclosure requirements related to fair value measurements. The amendments in this update become effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 136,000 and 135,181 for the three and nine months ended September 30, 2018, respectively, and 130,000 for both the three and nine months ended September 30, 2017.

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$2,704	$2,244	$8,064	$6,805

Weighted average common shares outstanding:
Basic	11,723,926	11,874,142	11,832,723	11,850,229
Effect of dilutive stock options	78,896	88,683	84,303	89,490
Diluted	11,802,822	11,962,825	11,917,026	11,939,719

Earnings per share:
Basic	$0.23	$0.19	$0.68	$0.57
Diluted	$0.23	$0.19	$0.68	$0.57

NOTE 3.  SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$59,689	$—	$(1,774)	$57,915
Government-sponsored enterprises	9,963	—	(119)	9,844
Mortgage-backed securities:(1)
Agency - residential	78,041	60	(2,444)	75,657
Non-agency - residential	54	—	(5)	49
Collateralized debt obligation	1,059	27	—	1,086
Obligations of state and political subdivisions	500	—	—	500
Tax-exempt securities	2,522	7	(4)	2,525
Total available for sale securities	$151,828	$94	$(4,346)	$147,576

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

The amortized cost and fair value of debt securities by contractual maturities at September 30, 2018 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$6,039	$6,029
After 1 but within 5 years	24,990	24,577
After 5 but within 10 years	3,110	3,103
After 10 years	39,594	38,161
	73,733	71,870
Mortgage-backed securities	78,095	75,706
Total debt securities	$151,828	$147,576

There were no sales of available for sale securities for the three and nine months ended September 30, 2018 and 2017.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$29,310	$383	$28,605	$1,391	$57,915	$1,774
Government-sponsored enterprises	8,854	107	990	12	9,844	119
Mortgage-backed securities:
Agency - residential	28,446	456	44,764	1,988	73,210	2,444
Non-agency - residential	—	—	49	5	49	5
Tax-exempt securities	860	4	—	—	860	4
Total	$67,470	$950	$74,408	$3,396	$141,878	$4,346

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$28,871	$156	$26,461	$842	$55,332	$998
Government-sponsored enterprises	5,992	7	259	4	6,251	11
Mortgage-backed securities:
Agency - residential	34,562	239	32,572	896	67,134	1,135
Non-agency - residential	—	—	65	5	65	5
Tax-exempt securities	1,116	2	—	—	1,116	2
Total	$70,541	$404	$59,357	$1,747	$129,898	$2,151

At September 30, 2018, 93 debt securities with gross unrealized losses had an aggregate depreciation of 2.97% of the Company’s amortized cost basis. The unrealized losses are primarily related to the Company’s agency mortgage-backed securities and U.S. Government and agency obligations. There were no investments deemed other-than-temporarily impaired for the three and nine months ended September 30, 2018 and 2017. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at September 30, 2018.

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

Government Sponsored Enterprises. The unrealized losses on the Company's government-sponsored enterprises were also caused by interest rate movement. The contractual cash flows of these investments are guaranteed by a government-sponsored agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

Mortgage-backed Securities - Non-Agency - Residential. The unrealized losses on the Company's non-agency-residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit loss was identified.

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$380,571	$397,277
Multi-family and commercial	557,008	481,998
Construction	34,649	28,765
Total real estate loans	972,228	908,040

Commercial business loans:
SBA and USDA guaranteed	72,779	89,514
Time share	41,583	50,526
Condominium association	33,051	27,096
Medical loans	28,605	27,803
Other	89,735	88,566
Total commercial business loans	265,753	283,505

Consumer loans:
Home equity	48,307	53,480
Indirect automobile	1	57
Other	1,344	1,835
Total consumer loans	49,652	55,372

Total loans	1,287,633	1,246,917

Deferred loan origination costs, net of fees	2,967	2,591
Allowance for loan losses	(14,227)	(12,334)
Loans receivable, net	$1,276,373	$1,237,174

The Company purchased commercial loans totaling $35.2 million during the nine months ended September 30, 2018. For the twelve months ended December 31, 2017, the Company purchased commercial loans totaling $36.1 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

Allowance for Loan Losses
Changes in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 are as follows:

Three Months Ended September 30, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,194	$7,642	$721	$3,051	$627	$13,235
Provision for loan losses	72	377	139	419	2	1,009
Loans charged-off	(30)	—	—	—	(1)	(31)
Recoveries of loans previously charged-off	—	—	—	13	1	14
Balance at end of period	$1,236	$8,019	$860	$3,483	$629	$14,227

Nine Months Ended September 30, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,093	$6,627	$633	$3,308	$673	$12,334
Provision (credit) for loan losses	173	1,392	227	274	(44)	2,022
Loans charged-off	(30)	—	—	(132)	(2)	(164)
Recoveries of loans previously charged-off	—	—	—	33	2	35
Balance at end of period	$1,236	$8,019	$860	$3,483	$629	$14,227

Three Months Ended September 30, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,181	$6,230	$562	$3,439	$735	$12,147
Provision (credit) for loan losses	(48)	241	37	(56)	(3)	171
Loans charged-off	(21)	—	—	(32)	(57)	(110)
Recoveries of loans previously charged-off	—	—	—	7	2	9
Balance at end of period	$1,112	$6,471	$599	$3,358	$677	$12,217

Nine Months Ended September 30, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,149	$5,724	$952	$3,266	$729	$11,820
Provision (credit) for loan losses	3	747	(353)	106	(2)	501
Loans charged-off	(43)	—	—	(46)	(58)	(147)
Recoveries of loans previously charged-off	3	—	—	32	8	43
Balance at end of period	$1,112	$6,471	$599	$3,358	$677	$12,217

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

Further information pertaining to the allowance for loan losses at September 30, 2018 and December 31, 2017 is as follows:

September 30, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$344	$1,384	$—	$638	$28	$2,395
Allowance for loans individually or collectively evaluated and not deemed to be impaired	892	6,635	860	2,844	601	11,832
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,236	$8,019	$860	$3,483	$629	$14,227

Loans individually evaluated and deemed to be impaired	$6,086	$10,281	$—	$1,201	$368	$17,936
Loans individually or collectively evaluated and not deemed to be impaired	374,485	545,412	34,649	264,552	49,284	1,268,382
Amount of loans acquired with deteriorated credit quality	—	1,315	—	—	—	1,315
Total loans	$380,571	$557,008	$34,649	$265,753	$49,652	$1,287,633

December 31, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$231	$251	$—	$—	$—	$482
Allowance for loans individually or collectively evaluated and not deemed to be impaired	862	6,376	633	3,308	673	11,852
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,093	$6,627	$633	$3,308	$673	$12,334

Loans individually evaluated and deemed to be impaired	$5,113	$9,646	$—	$334	$292	$15,385
Loans individually or collectively evaluated and not deemed to be impaired	392,164	470,433	28,765	283,171	55,080	1,229,613
Amount of loans acquired with deteriorated credit quality	—	1,919	—	—	—	1,919
Total loans	$397,277	$481,998	$28,765	$283,505	$55,372	$1,246,917

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

Past Due Loans
The following represents an aging of loans at September 30, 2018 and December 31, 2017:

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due		90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$2,329		$2,263	$4,592	$375,979	$380,571
Multi-family and commercial	16,397	2,435		962	19,794	537,214	557,008
Construction	—	—		—	—	34,649	34,649
Commercial Business:
SBA and USDA guaranteed	—	—		—	—	72,779	72,779
Time share	—	—		—	—	41,583	41,583
Condominium association	289	—		—	289	32,762	33,051
Medical loans	49	—		38	87	28,518	28,605
Other	462	—	—	957	1,419	88,316	89,735
Consumer:
Home equity	767	157		121	1,045	47,262	48,307
Indirect automobile	—	—		—	—	1	1
Other	19	2		—	21	1,323	1,344
Total	$17,983	$4,923		$4,341	$27,247	$1,260,386	$1,287,633

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,243	$1,582	$1,280	$9,105	$388,172	$397,277
Multi-family and commercial	3,633	—	27	3,660	478,338	481,998
Construction	—	—	—	—	28,765	28,765
Commercial Business:
SBA and USDA guaranteed	483	—	—	483	89,031	89,514
Time share	—	—	—	—	50,526	50,526
Condominium association	—	—	—	—	27,096	27,096
Medical loans	139	99	—	238	27,565	27,803
Other	77	183	26	286	88,280	88,566
Consumer:
Home equity	475	—	—	475	53,005	53,480
Indirect automobile	2	3	—	5	52	57
Other	8	—	—	8	1,827	1,835
Total	$11,060	$1,867	$1,333	$14,260	$1,232,657	$1,246,917

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at September 30, 2018 and December 31, 2017:

	Impaired Loans(1)
September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,728	$3,728	$—	$3,231
Multi-family and commercial	6,672	6,869	—	1,092
Commercial Business:
Medical loans	24	70	—	24
Other	80	80	—	72
Consumer:
Home equity	230	230	—	230
Total impaired loans without valuation allowance	10,734	10,977	—	4,649

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,358	2,369	344	668
Multi-family and commercial	4,924	4,924	1,384	2,137
Commercial Business:
Medical loans	38	38	1	38
Other	1,059	1,059	638	885
Consumer:
Home equity	138	138	28	38
Total impaired loans with valuation allowance	8,517	8,528	2,395	3,766
Total impaired loans	$19,251	$19,505	$2,395	$8,415

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport") merger and performing troubled debt restructurings.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows, or observable market price of loan or fair value of the collateral if the loan is collateral dependent, are lower than the carrying value of the loan. At September 30, 2018 and December 31, 2017, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are advanced to those borrowers whose loans are deemed impaired without prior approval of the Loan Committee or the Board of Directors.

Additional information related to impaired loans is as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,991	$41	$11	$5,727	$97	$12
Multi-family and commercial	10,873	133	—	10,560	381	38
Commercial business:
Medical loans	47	—	4	46	—	4
Other	1,785	12	—	1,593	42	14
Consumer:
Home equity	341	1	—	340	3	—
Total	$19,037	$187	$15	$18,266	$523	$68

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,328	$32	$1	$5,834	$102	$10
Multi-family and commercial	8,010	98	—	8,401	324	11
Commercial business:
Medical loans	23	—	—	12	—	—
Other	1,449	8	—	1,218	52	27
Consumer:
Home equity	284	1	—	354	4	1
Other	4	—	—	3	—	—
Total	$15,098	$139	$1	$15,822	$482	$49

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

The following tables present the Company’s loans by risk rating at September 30, 2018 and December 31, 2017:

September 30, 2018	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$372,078	$1,482	$7,011	$—	$—	$380,571
Multi-family and commercial	—	517,754	30,826	8,428	—	—	557,008
Construction	—	25,101	9,548	—	—	—	34,649
Total real estate loans	—	914,933	41,856	15,439	—	—	972,228

Commercial Business:
SBA and USDA guaranteed	72,779	—	—	—	—	—	72,779
Time share	—	41,583	—	—	—	—	41,583
Condominium association	—	33,051	—	—	—	—	33,051
Medical loans	—	28,543	—	62	—	—	28,605
Other	—	85,525	3,097	1,113	—	—	89,735
Total commercial business loans	72,779	188,702	3,097	1,175	—	—	265,753

Consumer:
Home equity	—	47,769	140	398	—	—	48,307
Indirect automobile	—	1	—	—	—	—	1
Other	—	1,344	—	—	—	—	1,344
Total consumer loans	—	49,114	140	398	—	—	49,652
Total loans	$72,779	$1,152,749	$45,093	$17,012	$—	$—	$1,287,633

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

December 31, 2017	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$389,276	$1,592	$6,409	$—	$—	$397,277
Multi-family and commercial	—	457,395	13,362	11,241	—	—	481,998
Construction	—	28,765	—	—	—	—	28,765
Total real estate loans	—	875,436	14,954	17,650	—	—	908,040

Commercial Business:
SBA and USDA guaranteed	89,514	—	—	—	—	—	89,514
Time share	—	50,526	—	—	—	—	50,526
Condominium association	—	27,096	—	—	—	—	27,096
Medical loans	—	27,803	—	—	—	—	27,803
Other	—	83,742	3,559	1,265	—	—	88,566
Total commercial business loans	89,514	189,167	3,559	1,265	—	—	283,505

Consumer:
Home equity	—	53,086	137	257	—	—	53,480
Indirect automobile	—	57	—	—	—	—	57
Other	—	1,834	—	1	—	—	1,835
Total consumer loans	—	54,977	137	258	—	—	55,372
Total loans	$89,514	$1,119,580	$18,650	$19,173	$—	$—	$1,246,917

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

The following tables provide information on loans modified as TDRs during the three and nine months ended September 30, 2018 and 2017. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended September 30,
	2018			2017
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	1	$126	$72	1	$214	$4
Multi-family and commercial	1	2,137	1,217	—	—	53
Consumer - Home equity	—	—	9	—	—	—
Total	2	$2,263	$1,298	1	$214	$57

	Nine Months Ended September 30,
	2018			2017
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	4	$585	$72	2	$505	$4
Multi-family and commercial	1	2,137	1,217	2	234	53
Consumer - home equity	1	100	9	—	—	—
Total	6	$2,822	$1,298	4	$739	$57

The following table provides the recorded investment, by type of modification, during the three and nine months ended September 30, 2018 and 2017 for modified loans identified as TDRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Interest rate adjustments	$—	$—	$77	$—
Principal deferrals	2,137	—	2,240	—
Combination of rate and payment (1)	—	214	379	214
Combination of rate and maturity (2)	126	—	126	234
Maturity only	—	—	—	291
Total	$2,263	$214	$2,822	$739

(1) Terms include combination of rate adjustments and interest-only payment with deferral of principal.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three and nine months ended September 30, 2018 and September 30, 2017.

As of September 30, 2018, the Company held $1.2 million in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired from Newport with evidence of credit deterioration as of September 30, 2018 and December 31, 2017.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2017	$2,141	$1,919	$222	$143	$1,776
Collections	(13)	(13)	—	(74)	61
Dispositions	(591)	(591)	—	(42)	(549)
Balance at September 30, 2018	$1,537	$1,315	$222	$27	$1,288

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,707	13,675
Leasehold improvements	11,787	11,746
Furniture and equipment	13,170	12,561
Construction in process	353	7
	43,763	42,735
Accumulated depreciation and amortization	(24,664)	(23,326)
Premises and equipment, net	$19,099	$19,409

At September 30, 2018, construction in process related to construction costs of remodeling an existing branch. At September 30, 2018, the Company had outstanding commitments related to the remodeling of an existing branch totaling $597,000. Construction in process related to construction, design and site costs associated with a new off-site ATM at December 31, 2017.

NOTE 6.  OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items along with net income are components of comprehensive income.

Components of other comprehensive loss and related tax effects are as follows:

	Nine Months Ended September 30, 2018
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding losses on available for sale securities	$(2,436)	$511	$(1,925)
Other comprehensive loss	$(2,436)	$511	$(1,925)

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2018
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(4,252)	$893	$(3,359)
Accumulated other comprehensive loss	$(4,252)	$893	$(3,359)

	December 31, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(1,816)	$618	$(1,198)
Reclassification of stranded tax effect from change in tax law(1)	—	(236)	(236)
Accumulated other comprehensive loss	$(1,816)	$382	$(1,434)

(1) Reclassification was due to the one-time revaluation of the net deferred tax assets as a result of the Tax Cuts and Jobs Act.

NOTE 7.  REGULATORY CAPITAL

The Bank is subject to regulatory capital requirements promulgated by federal bank regulatory agencies. Failure by the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. Under Basel III capital requirements, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At September 30, 2018, the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. Management believes no conditions or events have occurred since September 30, 2018 that would materially adversely change the Bank’s capital classifications.

Effective January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer exclusively composed of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer increases the three risk-based capital ratios and will be phased in over a multi-year schedule with full compliance in 2019. Management believes the Bank's capital level will remain characterized as "well-capitalized" under the new rules.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board amended its Small Bank Holding Company Policy Statement to provide that bank holding companies and savings and loan companies with consolidated assets of less than $3 billion that (i) are not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.
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
The Bank's regulatory capital amounts and ratios at September 30, 2018 and December 31, 2017, compared to the FDIC's requirements for classification as a well capitalized institution and for minimum capital adequacy, were as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital	$151,354	13.02%	$52,307	4.50%	$75,555	6.50%
Tier 1 Capital to Risk Weighted Assets	151,354	13.02	69,743	6.00	92,991	8.00
Total Capital to Risk Weighted Assets	165,887	14.27	92,991	8.00	116,238	10.00
Tier 1 Capital to Average Assets	151,354	9.61	63,004	4.00	78,756	5.00

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital	$146,509	13.81%	$47,740	4.50%	$68,958	6.50%
Tier 1 Capital to Risk Weighted Assets	146,509	13.81	63,653	6.00	84,871	8.00
Total Capital to Risk Weighted Assets	159,303	15.02	84,871	8.00	106,089	10.00
Tier 1 Capital to Average Assets	146,509	9.40	62,348	4.00	77,934	5.00

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
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2018.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$18,307	$39,608	$—	$57,915
Government-sponsored enterprises	—	9,844	—	9,844
Mortgage-backed securities	—	75,706	—	75,706
Collateralized debt obligation	—	—	1,086	1,086
Obligations of state and political subdivisions	—	500	—	500
Tax-exempt securities	—	2,525	—	2,525
Forward loan sale commitments and derivative loan commitments	—	—	103	103
Interest rate swap agreements	—	353	—	353
Total assets	$18,307	$128,536	$1,189	$148,032

Liabilities:
Interest rate swap agreements	$—	$353	$—	$353
Total liabilities	$—	$353	$—	$353

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$19,435	$42,333	$—	$61,768
Government-sponsored enterprises	—	9,217	—	9,217
Mortgage-backed securities	—	78,295	—	78,295
Collateralized debt obligation	—	—	1,124	1,124
Obligations of state and political subdivisions	—	500	—	500
Tax-exempt securities	—	3,149	—	3,149
Forward loan sale commitments and derivative loan commitments	—	—	43	43
Total assets	$19,435	$133,494	$1,167	$154,096

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2017	$1,124	$43
Total realized gains included in net income	—	60
Total unrealized losses included in other comprehensive loss	(38)	—
Balance at September 30, 2018	$1,086	$103

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required from time to time to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at September 30, 2018 and December 31, 2017. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017.

	At September 30, 2018			At December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$1,402	$—	$—	$337
Other real estate owned	—	—	608	—	—	1,226
Total assets	$—	$—	$2,010	$—	$—	$1,563

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Impaired loans	$613	$34	$1,989	$88
Other real estate owned	—	—	—	197
Total losses	$613	$34	$1,989	$285

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

realized in a sales transaction at September 30, 2018 and December 31, 2017. The estimated fair value amounts at September 30, 2018 and December 31, 2017 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of September 30, 2018 and December 31, 2017, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$76,744	$76,744	$—	$—	$76,744
Available for sale securities	147,576	18,307	128,183	1,086	147,576
Loans held for sale	1,368	—	—	1,386	1,386
Loans receivable, net	1,276,373	—	—	1,232,510	1,232,510
Federal Home Loan Bank stock	9,308	—	—	9,308	9,308
Federal Reserve Bank stock	3,638	—	—	3,638	3,638
Accrued interest receivable	5,209	—	—	5,209	5,209
Financial Liabilities:
Deposits	1,250,093	—	—	1,250,044	1,250,044
Mortgagors' and investors' escrow accounts	2,838	—	—	2,838	2,838
Federal Home Loan Bank advances	152,780	—	149,732	—	149,732
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,821	—	6,821
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	28	—	—	28	28
Forward loan sale commitments	75	—	—	75	75
Interest rate swap agreements	353	—	353	—	353
Liabilities:
Interest rate swap agreements	353	—	353	—	353

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

For every variable rate loan and fixed rate swap agreement entered into with a commercial customer, the Company simultaneously enters into an offsetting fixed rate swap agreement with a correspondent bank, agreeing to pay a fixed payment and receive a variable interest rate swap. The Company is party to master netting agreements with its correspondent bank; however, the Company does not offset assets and liabilities for financial statement presentation purposes. The master netting agreements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of cash is received or posted by the counterparty with the net liability position, in accordance with contract thresholds. As of September 30, 2018, based on its current position, the Company has paid $850,000 into a collateral account to collateralize its position. The Company and correspondent bank have an agreement to secure any outstanding payable in excess of $100,000.

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

The Company is in compliance with the above provisions as of September 30, 2018.

The Company has established a derivative policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017 AND DECEMBER 31, 2017

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

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at September 30, 2018 and December 31, 2017.

		September 30, 2018		December 31, 2017
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:

Derivative loan commitments	Other Assets	$3,857	$28	$3,133	$27
Forward loan sale commitments	Other Assets	4,722	75	2,752	16
Commercial loan customer interest rate swap position	Other Assets	34,059	353	—	—
Counterparty interest rate swap position	Other Liabilities	34,059	353	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2018 and December 31, 2017 and the results of operations for the three and nine months ended September 30, 2018 and 2017. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Assets:
Summary. Assets increased $26.2 million, or 1.7%, to $1.61 billion at September 30, 2018, compared to $1.58 billion at December 31, 2017, principally due to increases of $39.2 million in net loans receivable, $671,000 in the cash surrender value of life insurance due to the purchase of $11.8 million in new policies in October 2017 and

$533,000 in loans held for sale, offset by decreases of $6.7 million in cash and cash equivalents, $6.5 million in available for sale securities and $618,000 in other real estate owned.

Loans Receivable, Net. Net loans increased $39.2 million primarily due to increases of $75.0 million, $6.0 million and $5.9 million in multi-family and commercial real estate loans, condominium association loans and construction loans, respectively, offset by decreases of $16.7 million in both residential mortgage loans and SBA and USDA guaranteed loans, $8.9 million in timeshare loans and $5.7 million in consumer loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 29.6% of the total loan portfolio at September 30, 2018 and decreased $16.7 million to $380.6 million as compared to $397.3 million at December 31, 2017. The reduction in residential mortgage loans reflects the sale of $54.8 million of long-term fixed-rate loans in the secondary market during 2018. The Company sold $37.9 million of such loans in the nine months ended September 30, 2017. Residential mortgage loan originations decreased $5.5 million during the nine months ended September 30, 2018 over the comparable period in 2017 as a result of decreased activity in the housing market. Proceeds from loans sold for the nine months ended September 30, 2018 were $54.9 million compared to $38.5 million for the nine months ended September 30, 2017.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 43.3% of total loans at September 30, 2018 and increased $75.0 million, or 15.6%, during the nine months ended September 30, 2018 to $557.0 million. Originations for multi-family and commercial real estate loans were $132.9 million during the nine months ended September 30, 2018, representing an increase of $84.0 million compared to the same period in 2017.

•
Construction. Construction loans, which include both residential and commercial construction loans, increased $5.9 million to $34.6 million for the nine months ended September 30, 2018, primarily due to increased commercial real estate activity.

•
Commercial Business. Commercial business loans represented 20.6% of total loans at September 30, 2018. Commercial business loans decreased $17.8 million, or 6.3%, for the nine months ended September 30, 2018, primarily due to decreases of $16.7 million in SBA and USDA guaranteed loans and $8.9 million in time share loans, offset by increases of $6.0 million in condominium association loans and $1.2 million in other commercial business loans. Commercial business loan originations decreased $8.1 million during the nine months ended September 30, 2018 as compared to the same period in 2017. At September 30, 2018, unfunded lines of credit related to time share lending totaled $27.1 million.

•
Consumer. Consumer loans represented 3.9% of the Company’s total loan portfolio at September 30, 2018. Consumer loans decreased $5.7 million during the nine months ended September 30, 2018, primarily as a result of a decrease of $5.2 million in home equity loans due to decreased activity in the housing market and $491,000 in other consumer loans. Loan originations for consumer loans totaled $14.6 million, representing a decrease of $3.1 million for the nine months ended September 30, 2018 over the comparable period in 2017.

The allowance for loan losses totaled $14.2 million at September 30, 2018 compared to $12.3 million at December 31, 2017. The ratio of the allowance for loan losses to total loans increased to 1.10% at September 30, 2018 from 0.99% at December 31, 2017, primarily due to increases in nonperforming loans and reserves for impaired loans, a higher provision incurred from the increase in the commercial real estate loan portfolio, which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in the portfolio, a decrease in SBA and USDA loans, which because of the government guarantee on these loans does not require a corresponding allowance for loan losses, and $129,000 of net loan charge-offs for the period.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	September 30, 2018	December 31, 2017
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,899	$2,405
Multi-family and commercial	3,229	3,482
Total real estate loans	7,128	5,887
Commercial business loans:
Medical Loans	62	—
Other	957	324
Total commercial business loans	1,019	324
Consumer loans:
Home equity	268	192
Other	—	1
Total consumer loans	268	193
Total nonaccrual loans	8,415	6,404
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (1)	8,415	6,404
Other real estate owned, net (2)	608	1,226
Total nonperforming assets	9,023	7,630
Accruing troubled debt restructurings	9,810	9,438
Total nonperforming assets and troubled debt restructurings	$18,833	$17,068

Allowance for loan losses as a percent of nonperforming loans	169.07%	192.60%
Total nonperforming loans to total loans	0.65%	0.51%
Total nonperforming loans to total assets	0.52%	0.41%
Total nonperforming assets and troubled debt restructurings to total assets	1.17%	1.08%

(1) Includes nonperforming TDRs totaling $3.1 million and $3.6 million at September 30, 2018 and December 31, 2017, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The increase in nonperforming loans was primarily due to increases in nonperforming residential real estate loans of $1.5 million and commercial business loans of $695,000, offset by a decrease in nonperforming multi-family and commercial real estate loans of $253,000.

Other real estate owned decreased $618,000 to $608,000 at September 30, 2018, primarily due to the sale of one consumer, one commercial and three residential properties totaling $646,000. At September 30, 2018, other real estate owned consisted of one residential property and one commercial property.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, maturity extensions, or a combination of these items. TDRs decreased $199,000 to $12.9 million at September 30, 2018, compared to $13.1 million at December 31, 2017. Of the TDRs, $9.8 million and $9.4 million were performing in accordance with their restructured terms at September 30, 2018 and December 31, 2017, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $24.6 million, or 1.7%, to $1.44 billion at September 30, 2018 compared to $1.41 billion at December 31, 2017. Deposits increased $42.0 million, or 3.5%, which included increases in certificates of deposit of $36.1 million and noninterest-bearing deposits of $22.8 million, offset by decreases in NOW and money market accounts of $9.8 million and savings accounts of $6.7 million. Although market competition has intensified, deposit growth remained strong due to competitively-priced deposit products and marketing initiatives. Borrowings decreased $17.3 million from $178.3 million at December 31, 2017 to $161.0 million at September 30, 2018, resulting from repayments of FHLB advances with funds from excess deposits.

Equity:
Summary. Shareholders’ equity increased $1.5 million from $168.5 million at December 31, 2017 to $170.0 million at September 30, 2018. The increase in shareholders' equity was attributable to net income of $8.1 million, partially offset by the repurchase of common shares totaling $3.2 million, dividends paid of $2.1 million and unrealized losses on securities included in other comprehensive loss of $1.9 million.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised of the unrealized gains and losses on available for sale securities. In addition, accumulated other comprehensive loss includes $236,000 of the tax effect from the change in tax law that was reclassified to retained earnings in 2017. The net unrealized losses on available for sale securities, net of taxes, totaled $3.4 million at September 30, 2018 and $1.2 million at December 31, 2017.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

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

Summary. The Company reported net income of $2.7 million for the three months ended September 30, 2018 compared to $2.2 million for the three months ended September 30, 2017. The Company reported net income of $8.1 million for the nine months ended September 30, 2018 compared to $6.8 million for the nine months ended September 30, 2017.

Interest and Dividend Income. Total interest and dividend income increased $1.2 million, or 8.8%, to $14.9 million for the quarter ended September 30, 2018, compared to $13.6 million for the same period in 2017. The increase in interest and dividend income was primarily a result of increases in the average balance of loans and the average yield earned on loans, securities and other interest-earning assets, partially offset by a decrease in the average balance on investment securities and other interest-earning assets. Interest income on loans and securities reflects net accretion of $60,000 and $31,000 for the quarters ended September 30, 2018 and 2017, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the quarter ended September 30, 2018 increased 30 basis points to 3.93% compared to 3.63% for the quarter ended September 30, 2017, primarily due to increases of 72 basis points in the average yield earned on other interest-earning assets, 29 basis points in the average yield earned on securities and 22 basis points in the average yield earned on loans. The increase in yields reflects the rising interest rate environment. The average balance of interest-earning assets increased $1.4 million to $1.51 billion for the three months ended September 30, 2018 due to increases of $41.9 million in the average balance of loans, partially offset by decreases of $25.0 million in the average balance of securities and $15.5 million in the average balance of other interest-earning assets compared to the same period in 2017.

Total interest and dividend income increased $2.3 million or 5.8%, to $42.7 million for the nine months ended September 30, 2018 compared to $40.3 million for the same period in 2017. The increase in interest and dividend income was primarily due to increases in the average balance of loans and the average yield earned on loans and other interest-earning assets, partially offset by decreases in the average balance and yield on investment securities versus the same period in 2017. Interest income on loans and securities reflects net accretion of $553,000 and $30,000 for the nine months ended September 30, 2018 and 2017, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the nine months ended September 30, 2018 increased 20 basis points to 3.82% compared to 3.62% for the nine months ended September 30, 2017, primarily due to a 74 basis point increase in the average yield on other interest-earning assets and a 15 basis point increase in the yield on loans, offset by a four basis point decrease in the average yield on securities. The average balance of interest-earning assets decreased $304,000 to $1.50 billion during the nine months of 2018, due to decreases of $22.6 million in the average balance of securities and $7.5 million in the average balance of other interest-earning assets, offset by an increase of $29.8 million in the average balance of loans, as compared to the same period in 2017.

Interest Expense. For the quarter ended September 30, 2018, interest expense increased $605,000, or 21.7%, primarily resulting from higher average rates paid on deposits and borrowings, partially offset by a reduction in the average balance of FHLB advances compared to the same quarter in 2017. Higher interest expense on interest-bearing liabilities reflects net amortization of $14,000 and $66,000 for the three months ended September 30, 2018 and 2017, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $10.8 million to $1.00 billion for the quarter ended September 30, 2018 compared to the same period in 2017, primarily due to increases in the average balance of NOW and money market accounts of $9.5 million and $7.7 million in the average balance of certificates of deposit, offset by a decrease of $5.7 million in the average balance of savings deposits. The average rate paid on interest-bearing deposits increased 23 basis points to 1.00%. The average balance of FHLB advances decreased $20.1 million for the quarter ended September 30, 2018, and the average rate paid increased 17 basis points to 1.96%. The average rate paid on subordinated debt increased 105 basis points to 3.94%, compared to the same period in 2017, due to increases in the three-month LIBOR rate.

Interest expense increased $910,000, or 11.0%, for the nine months ended September 30, 2018, resulting from higher average rates paid on deposits and borrowings, partially offset by a decrease in the average balance of borrowings compared to the same period in 2017. Higher interest expense on interest-bearing liabilities reflects net amortization of $40,000 and net accretion of $289,000 for the nine months ended September 30, 2018 and 2017, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $25.6 million to $1.00 billion for the nine months ended September 30, 2018 and the average rate paid increased 12 basis points to 0.88%, compared to the same period in 2017. Increases in the average balance of NOW and money market deposits and certificates of deposit totaled $26.7 million and $2.6 million, respectively, while the average balance of savings accounts decreased $3.2 million compared to the first nine months of 2017. The average balance of FHLB advances decreased $32.1 million for the nine months ended September 30, 2018, while the average rate paid increased 20 basis points to 1.94%. The average rate paid on subordinated debt increased 90 basis points to 3.70%, compared to the same period in 2017, due to increases in the three-month LIBOR rate.

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

	At or For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,279,803	$13,558	4.20%	$1,237,878	$12,430	3.98%
Securities (3)	165,085	1,069	2.57	190,045	1,094	2.28
Other interest-earning assets	60,372	295	1.94	75,921	234	1.22
Total interest-earning assets	1,505,260	14,922	3.93	1,503,844	13,758	3.63

Noninterest-earning assets	92,881			82,364
Total assets	$1,598,141			$1,586,208

Interest-bearing liabilities:
Deposits:
Business checking	$375	—	—	$1,094	—	—
NOW and money market	506,591	328	0.26	497,059	229	0.18
Savings (4)	29,886	28	0.37	35,539	39	0.44
Certificates of deposit (5)	465,867	2,172	1.85	458,190	1,654	1.43
Total interest-bearing deposits	1,002,719	2,528	1.00	991,882	1,922	0.77

Federal Home Loan Bank advances	157,359	779	1.96	177,439	802	1.79
Subordinated debt	8,248	82	3.94	8,248	60	2.89
Total interest-bearing liabilities	1,168,326	3,389	1.15	1,177,569	2,784	0.94

Noninterest-bearing liabilities	259,435			237,475
Total liabilities	1,427,761			1,415,044

Total shareholders' equity	170,380			171,164

Total liabilities and shareholders' equity	$1,598,141			$1,586,208

Net interest-earning assets	$336,934			$326,275

Tax equivalent net interest income (3)		11,533			10,974

Tax equivalent interest rate spread (6)			2.78%			2.69%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.04%			2.90%

Average of interest-earning assets to average interest-bearing liabilities			128.84%			127.71%

Less tax equivalent adjustment (3)		(68)			(109)

Net interest income		$11,465			$10,865

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21% and 34% for the periods ended September 30, 2018 and 2017, respectively.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4) Includes mortgagors’ and investors’ escrow accounts.
(5) Includes brokered deposits.
(6) Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,270,754	$39,385	4.14%	$1,240,956	$37,039	3.99%
Securities (3)	164,223	2,646	2.15	186,776	3,060	2.19
Other interest-earning assets	64,117	846	1.76	71,666	546	1.02
Total interest-earning assets	1,499,094	42,877	3.82	1,499,398	40,645	3.62

Noninterest-earning assets	91,848			82,427
Total assets	$1,590,942			$1,581,825

Interest-bearing liabilities:
Deposits:
Business checking	$557	—	—	$1,050	—	—
NOW and money market	513,157	899	0.23	486,478	597	0.16
Savings (4)	32,696	81	0.33	35,899	102	0.38
Certificates of deposit (5)	456,792	5,599	1.64	454,150	4,856	1.43
Total interest-bearing deposits	1,003,202	6,579	0.88	977,577	5,555	0.76

Federal Home Loan Bank advances	166,282	2,408	1.94	198,428	2,577	1.74
Subordinated debt	8,248	228	3.70	8,248	173	2.80
Total interest-bearing liabilities	1,177,732	9,215	1.05	1,184,253	8,305	0.94

Noninterest-bearing liabilities	243,207			228,683
Total liabilities	1,420,939			1,412,936

Total shareholders' equity	170,003			168,889

Total liabilities and shareholders' equity	$1,590,942			$1,581,825

Net interest-earning assets	$321,362			$315,145

Tax equivalent net interest income (3)		33,662			32,340

Tax equivalent interest rate spread (6)			2.77%			2.68%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.00%			2.88%

Average of interest-earning assets to average interest-bearing liabilities			127.29%			126.61%

Less tax equivalent adjustment (3)		(205)			(296)

Net interest income		$33,457			$32,044

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21% and 34% for the periods ended September 30, 2018 and 2017, respectively.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

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

	Three Months Ended September 30, 2018 and 2017			Nine Months Ended September 30, 2018 and 2017
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)(3)	$716	$412	$1,128	$1,470	$876	$2,346
Securities (3)	110	(135)	(25)	(50)	(364)	(414)
Other interest-earning assets	102	(41)	61	353	(53)	300
Total interest-earning assets	928	236	1,164	1,773	459	2,232
Interest-bearing liabilities:
Interest expense:
Deposits (4)	579	27	606	974	50	1,024
Federal Home Loan Bank advances	64	(87)	(23)	219	(388)	(169)
Subordinated debt	22	22	44	55	—	55
Total interest-bearing liabilities	665	(38)	627	1,248	(338)	910
Change in net interest income	$263	$274	$537	$525	$797	$1,322

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21% and 34% for the periods ended September 30, 2018 and 2017, respectively.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4) Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The provision for loan losses increased $838,000 and $1.5 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to increases in nonperforming loans, reserves for impaired loans and an increase in commercial real estate loans, which carry a higher degree of risk than other loans held in the loan portfolio. For the quarter ended September 30, 2018, the increase in the provision for loan losses was partially offset by a decrease in net loan charge-offs. At September 30, 2018, nonperforming loans increased to $8.4 million compared to $3.6 million at September 30, 2017, primarily resulting from increases in nonperforming multi-family and commercial real estate loans of $2.5 million and residential real estate loans of $1.9 million. Net loan charge-offs, consisting primarily of commercial business loans, were $17,000 and $129,000 for the three and nine months ended September 30, 2018, respectively, compared to $101,000 and $104,000 for the three and nine months ended September 30, 2017, respectively.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,736	$1,723	$13	0.8%	$5,217	$5,165	$52	1.0%
Wealth management fees	5	20	(15)	(75.0)	23	539	(516)	(95.7)
Increase in cash surrender value of bank-owned life insurance	230	133	97	72.9	671	395	276	69.9
Mortgage banking	343	519	(176)	(33.9)	901	1,140	(239)	(21.0)
Net loss on disposal of equipment	(2)	(4)	2	(50.0)	(2)	(4)	2	(50.0)
Other	607	124	483	389.5	1,822	1,428	394	27.6
Total noninterest income	$2,919	$2,515	$404	16.1%	$8,632	$8,663	$(31)	(0.4)%

Noninterest income increased $404,000 to $2.9 million for the three months ended September 30, 2018 and decreased $31,000 to $8.6 million for the nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase in noninterest income for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to income of $488,000, reported as other income from interest rate swap agreements entered into during the third quarter of 2018. The decrease in noninterest income for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to a pre-tax gain in May 2017 of $795,000 on the sale of the Company's trust and asset management business, partially offset by income of $684,000 in June 2018 resulting from the release of funds held in escrow related to the December 2016 sale of the Company's ownership interest in Vantis Life Insurance Company. Wealth management fees decreased $15,000 and $516,000 for the three and nine months ended September 30, 2018, respectively, versus the comparable periods in the prior year as a result of the sale of the Company's trust and asset management business in 2017. Fees earned from mortgage banking activities decreased $176,000 and $239,000 for the three and nine months ended September 30, 2018, respectively, primarily due to lower volume and lower gains on residential fixed-rate loan sales versus the comparable periods in 2017 due to rising interest rates. The cash surrender value of bank owned life insurance increased $97,000 and $276,000 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year resulting from the purchase of $11.8 million in new policies in October 2017.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,386	$5,052	$334	6.6%	$15,898	$15,485	$413	2.7%
Occupancy and equipment	1,668	1,662	6	0.4	5,175	5,138	37	0.7
Computer and electronic banking services	1,350	1,345	5	0.4	3,926	4,015	(89)	(2.2)
Outside professional services	268	379	(111)	(29.3)	967	1,172	(205)	(17.5)
Marketing and advertising	203	173	30	17.3	666	580	86	14.8
Supplies	141	121	20	16.5	436	383	53	13.8
FDIC deposit insurance and regulatory assessments	192	178	14	7.9	530	590	(60)	(10.2)
Core deposit intangible amortization	150	150	—	—	451	451	—	—
Other real estate operations	103	117	(14)	(12.0)	271	484	(213)	(44.0)
Other	491	481	10	2.1	1,536	1,725	(189)	(11.0)
Total noninterest expenses	$9,952	$9,658	$294	3.0%	$29,856	$30,023	$(167)	(0.6)%

Noninterest expenses increased $294,000 and decreased $167,000 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Salaries and benefits increased $334,000 and $413,000 for the three and nine months ended September 30, 2018, respectively, due to an increase in employee compensation, benefits and related taxes. Outside professional services decreased $111,000 and $205,000 for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017 due to a decrease in legal expenses. Compared to the same periods in 2017, other real estate operations decreased $14,000 and $213,000 for the three and nine months ended September 30, 2018, respectively, due to the sale of one commercial property, one consumer property and three residential properties held by the Bank. Other noninterest expenses decreased $189,000 for the nine months ended September 30, 2018 versus the comparable period in 2017 in large part due to $373,000 of fraudulent debit card transactions which occurred in early 2017. Regulatory assessments increased $14,000 and decreased $60,000 for the three and nine months ended September 30, 2018, respectively. The decrease for the nine months ended September 30, 2018 was a result of a lower FDIC assessment rate. Computer and electronic banking expenses decreased $89,000 for the nine months ended September 30, 2018 versus the comparable period in 2017 as a result of contract renegotiations with a third party provider for electronic banking services.

Income Tax Provision. The provision for income taxes decreased $588,000 and $1.2 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease in the income tax provision was due to the passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the statutory corporate income tax rate from 35% to 21% effective for January 1, 2018. The effective tax rate for the three months ended September 30, 2018 and 2017 was 21.0% and 36.8%, respectively. The effective tax rate for the first nine months of 2018 and 2017 was 21.0% and 33.2%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $76.7 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $147.6 million at September 30, 2018. In addition, at September 30, 2018, the Bank had the ability to borrow an additional $146.2 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $152.8 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $25.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines of credit provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase of securities. For the nine months ended September 30, 2018, the Bank originated $245.9 million of loans, and purchased $35.2 million of loans and $31.0 million of securities. For the year ended December 31, 2017, the Bank originated $234.5 million of loans and purchased $36.1 million of loans and $32.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $40.5 million for the nine months ended September 30, 2018. FHLB advances decreased $17.3 million for the nine months ended September 30, 2018 and decreased $47.7 million for the year ended December 31, 2017. The decrease in borrowings for the nine months of 2018 resulted from the net repayments of FHLB advances with excess deposits and proceeds from maturing securities. Certificates of deposit due within one year of September 30, 2018 totaled $234.5 million, or 18.8% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company repurchased 215,000 shares of the Company's common stock at a cost of $3.2 million during the first nine months of 2018 and repurchased 24,832 shares of the Company’s common stock at a cost of $371,000 during the year ended December 31, 2017. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2017 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. The Company may continue to repurchase shares of its common stock in the future. The Company’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes such restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At September 30, 2018, on an unconsolidated basis, the Company had cash and cash equivalents of $2.3 million and available for sale securities of $7.9 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2017 and September 30, 2018.

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

Financial instruments whose contract amounts represent credit risk at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$20,128	$60,360
Undisbursed construction loans	47,336	9,027
Undisbursed home equity lines of credit	57,338	56,044
Undisbursed commercial lines of credit	65,220	50,054
Overdraft protection lines	1,246	1,306
Standby letters of credit	237	134
Total commitments	$191,505	$176,925

Future loan commitments at September 30, 2018 and December 31, 2017 included fixed-rate loan commitments of $13.3 million and $34.1 million, respectively, at interest rates ranging from 3.00% to 5.88% and 2.88% to 6.00%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At September 30, 2018, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $787,000.

For the nine months ended September 30, 2018, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk
The primary market risk affecting the financial condition and operating results of the Company is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates. The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of its earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. The Company’s strategy for managing interest rate risk generally is to emphasize the origination of adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company may occasionally purchase variable-rate SBA and USDA loans in the secondary market that are fully guaranteed by the U.S. government. These loans have a significantly shorter duration than fixed-rate mortgage loans. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold more longer-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk. The Company offers 10-year fixed-rate mortgage loans that it retains in its portfolio. In addition, the Company utilizes interest rate swap derivatives with certain commercial customers as a fixed rate loan alternative to manage exposure to interest rate risk. The Company may offer attractive rates for existing certificates of deposit accounts to extend their maturities. The Company also uses shorter-term investment securities and longer-term borrowings from the FHLB to help manage interest rate risk.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at September 30, 2018.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(3.72)%	(3.32)%
200 basis point increase in rates	4.38	3.08
300 basis point increase in rates	5.33	2.35

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) if rates decreased 100 basis points in the 12- and 24-month periods. Conversely, net interest income would be positively impacted in the 12- and 24-month periods if rates increased 200 or 300 basis points as a result of the Company's initiative to position the balance sheet for the anticipated increase in market interest rates. The Company’s strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities that will reprice in a rising rate environment, selling longer-term and lower fixed-rate residential mortgage loans in the secondary market, extending the duration of FHLB advances and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities and interest rate swap agreements for certain longer-term commercial loans to manage exposure to interest rate movements.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2018, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 612,122 shares, of its common stock from time to time, depending on market conditions. The repurchase program will continue until it is completed or terminated by the Company's Board of Directors. The Company did not repurchase any shares of its equity securities for the three months ended September 30, 2018. As of September 30, 2018, 397,122 shares remain available for purchase under the program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Articles of Incorporation of SI Financial Group, Inc. (1)
3.2	Amended and Restated Bylaws of SI Financial Group, Inc. (2)
4	Specimen Stock Certificate of SI Financial Group, Inc. (1)
10.1	Supplemental Executive Retirement Plan, dated December 20, 2006, between Savings Institute Bank and Rheo A. Brouillard
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	18 U.S.C. Section 1350 Certifications
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

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

SI FINANCIAL GROUP, INC.

Date:	November 8, 2018	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	November 8, 2018	/s/ Lauren L. Murphy
Lauren L. Murphy
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)