Form 10-K
period 2018-12-31
SI Financial Group, Inc.
filed 2019-03-19
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

o	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $171.8 million, which was computed by reference to the closing price of $14.75, at which the common equity was sold as of June 30, 2018.  Solely for the purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 13, 2019, there were 12,054,785 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

Forward-Looking Statements

This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.  Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of SI Financial Group, Inc. (the "Company" or "SI Financial") and its subsidiaries include, but are not limited to, changes in interest rates, corporate tax rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, deposit flows, competition, demand for financial products and services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting or tax principles and guidelines.

Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission ("SEC").  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

On December 11, 2018, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Berkshire Hills Bancorp, Inc. ("Berkshire"). Under the Merger Agreement, the Company will merge with and into Berkshire, with Berkshire as the surviving corporation, in an all-stock transaction that we refer to as the "merger". Additional factors relating to our proposed merger with Berkshire include the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the risk that the necessary regulatory approvals may not be obtained, may be delayed, or may be obtained subject to conditions that are not anticipated; delays in closing the Merger Agreement or other risks that any of the closing conditions to the Merger Agreement may not be satisfied in a timely manner or at all; the diversion of management’s time from existing business operations due to time spent related to the merger or integration efforts; the risk that our business and the business of Berkshire will not be integrated successfully or such integration may be more difficult, time consuming or costly than expected; expected revenue and other synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; revenues following the merger may be lower than expected; and expenses related to the merger and costs following the merger that are higher than expected.

In connection with the merger, Berkshire has filed with the SEC a Registration Statement on Form S-4 that includes proxy statement/prospectus business and financial information about Berkshire and the Company from documents that Berkshire and the Company have previously filed with the SEC. The Registration Statement was declared effective on February 25, 2019. Shareholders of the Company are urged to read the registration statement and the proxy statement/prospectus regarding the merger and other relevant documents filed with the SEC, as well as any amendments or supplements to those documents.

PART I.

Item 1.  Business.

General

In certain instances where appropriate, the terms “we,” “us” and “our” refer to SI Financial Group, Inc. or Savings Institute Bank and Trust Company, or both.

SI Financial Group, Inc. is the parent holding company for Savings Institute Bank and Trust Company (the "Bank" or "Savings Institute"). The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in its market area, including life insurance and annuities.  The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business (including time share lending, loans to condominium associations and medical loans) and consumer loans.  The Bank also purchases commercial business loans, including loans fully guaranteed by the Small Business Administration (the "SBA") and the United States Department of Agriculture (the "USDA"). The Bank sells certain fixed-rate one- to four-family residential conforming loans the Bank originates in the secondary market, primarily with the servicing retained.  Such sales generate mortgage banking fee income.  The remainder of the Bank’s loan portfolio is originated for investment.

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

Availability of Information

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.SEC.gov and on the Company’s website, www.mysifi.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  The information on the Company’s website shall not be considered as incorporated by reference into this annual report on Form 10-K.

Market Area and Competition

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford.  The Bank operates 23 full-service offices throughout Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut and Newport and Washington counties in Rhode Island.  Most of the Bank’s deposit customers reside in the areas surrounding the Bank’s branch offices.  The Bank’s primary lending area is eastern Connecticut and Rhode Island with additional concentrations in Massachusetts and New Hampshire. The economy in the Company’s Connecticut market area is relatively diverse and primarily oriented to the educational, service, entertainment, insurance, manufacturing and retail industries.  The major employers in our Connecticut market area include several hospitals, institutions of higher education, the Mohegan Sun and Foxwoods casinos, Aetna Insurance Company, Inc. and General Dynamics Defense Systems.  In addition, there are also many small to mid-sized businesses that support the local economy. The economy in the Company's Rhode Island market area is primarily oriented to the health care, educational, retail and hospitality industries. The major employers in the Rhode Island area include several hospitals, universities and pharmaceutical manufacturers.

Windham, New London, Tolland, Hartford and Middlesex counties in Connecticut have a total population of 1.6 million and 624,201 total households, according to SNL Financial.  For 2018, median household income levels ranged from $67,000 to $87,000 in the five counties we maintain branch offices in Connecticut, compared to $79,000 for Connecticut and $63,000 for the United States, according to published statistics. Newport and Washington counties in Rhode Island have a total population and total households of 209,692 and 85,202, respectively, according to SNL Financial. Median household income levels in Newport and Washington counties for 2018 ranged from $77,000 to $81,000, compared to $64,000 for Rhode Island, according to published statistics.

The Bank faces significant competition for the attraction of deposits and origination of loans.  The most direct competition for deposits has historically come from several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities.  At June 30, 2018, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank held 24.01% of the deposits in Windham County, Connecticut, which is the largest market share out of the 10 financial institutions with offices in this county.  Also, at June 30, 2018, the Bank held 1.09% of the deposits in New London, Tolland, Hartford and Middlesex counties, Connecticut, which is the 14th largest market share out of the 35 financial institutions with offices in these counties.  At June 30, 2018, the Bank held 4.85% of the deposits in Newport and Washington counties in Rhode Island, which is the 5th largest market share out of the 11 financial institutions with offices in these counties.  Several large national or regional bank holding companies also operate in the Bank’s Connecticut and Rhode Island market areas.  These institutions are significantly larger and, therefore, have significantly greater resources and may offer products and services that the Bank does not provide.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans.  At December 31, 2018, the Bank had loans held for sale totaling $1.9 million.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$384,353	29.03%	$397,277	31.86%	$417,064	33.91%	$417,458	35.57%	$430,575	40.97%
Multi-family and commercial	568,889	42.96	481,998	38.66	421,668	34.29	385,341	32.84	298,320	28.38
Construction	43,320	3.27	28,765	2.31	36,026	2.93	21,786	1.86	13,579	1.29
Total real estate loans	996,562	75.26	908,040	72.83	874,758	71.13	824,585	70.27	742,474	70.64

Commercial business loans:
SBA and USDA guaranteed	68,481	5.17	89,514	7.18	116,383	9.46	145,238	12.38	118,466	11.27
Time share	39,391	2.98	50,526	4.05	51,083	4.15	55,192	4.70	45,669	4.35
Condominium association	35,899	2.71	27,096	2.17	23,531	1.91	21,986	1.87	21,386	2.03
Medical loans	37,454	2.83	27,803	2.23	27,180	2.21	23,445	2.00	16,507	1.57
Other	97,220	7.34	88,566	7.10	79,524	6.47	45,588	3.88	49,939	4.75
Total commercial business loans	278,445	21.03	283,505	22.73	297,701	24.20	291,449	24.83	251,967	23.97

Consumer loans:
Home equity	47,502	3.59	53,480	4.29	55,228	4.49	53,779	4.58	51,093	4.86
Indirect automobile	—	—	57	—	501	0.04	1,741	0.15	3,692	0.35
Other	1,569	0.12	1,835	0.15	1,687	0.14	1,946	0.17	1,864	0.18
Total consumer loans	49,071	3.71	55,372	4.44	57,416	4.67	57,466	4.90	56,649	5.39

Total loans	1,324,078	100.00%	1,246,917	100.00%	1,229,875	100.00%	1,173,500	100.00%	1,051,090	100.00%
Deferred loan origination costs, net of deferred fees	3,169		2,591		2,268		1,735		1,571
Allowance for loan losses	(14,682)		(12,334)		(11,820)		(9,863)		(7,797)
Loans receivable, net	$1,312,565		$1,237,174		$1,220,323		$1,165,372		$1,044,864

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

The Bank intends to continue to emphasize making these types of loans, as market conditions permit, as such loans produce yields that are generally higher than one- to four-family residential loans and are more sensitive to changes in market interest rates. At December 31, 2018, the largest outstanding multi-family or commercial real estate loan was $17.0 million.  This loan is secured by a single tenant retail property and was performing according to its terms at December 31, 2018.

The Bank maintains an Out-of-Market CRE Market Lending Program. The primary focus of this program is to develop greater investment in commercial real estate loans in the metro-Boston area and the surrounding region. The Bank employs a highly seasoned senior commercial real estate loan officer with significant expertise in lending in this region. Loans originated in this lending area comprise income producing properties representing office, flex, industrial, retail, single credit tenant and residential apartments. These properties have strong income support, favorable demographics and are owned and managed by experienced and financially strong property managers. These loans are predominately shorter-term loan facilities (generally 5-year maturities), which are structured to provide the Bank with strong asset growth, coupled with a focus on credit quality and interest rate risk management. At December 31, 2018, the Bank's exposure in out-of-market CRE market lending was $286.9 million.

Construction and Land Loans.  The Bank originates loans to individuals, and to a lesser extent, builders, to finance construction of residential dwellings.  The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses.  Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Commercial construction loans generally provide for the payment of interest only during the construction phase, which may range from three to twenty-four months. Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction, 75% on construction for nonresidential properties and 80% of the lesser of the appraised value or cost of the project on multi-family construction.  At December 31, 2018, the largest outstanding commercial construction loan commitment was $13.4 million for the construction of a hotel, of which $3.8 million was outstanding, and the largest residential construction loan commitment was $688,000, none of which was outstanding.  These loans were performing according to their terms at December 31, 2018.  Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser.  Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

The Bank also originates development land loans to individuals, local contractors and developers to make improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan.  Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land.  Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%.  The Bank offers fixed-rate land loans and variable-rate land loans that adjust monthly.  Land loans totaled $1.4 million at December 31, 2018.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area.  When originating commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral. At December 31, 2018, the largest outstanding commercial loan was $14.9 million, which is a general obligation bond to a private college and is further secured by a pledge of the unrestricted receipts, revenues, income and other monies of the college.  This loan was performing according to its terms at December 31, 2018.

These loans are generally secured by business assets other than real estate, such as business equipment and inventory, in conformance to policy established borrowing base limits.  The Bank originates one-year revolving credit facilities to finance short-term working capital needs of businesses to be repaid by business cash flow. In addition, the Bank originates non-revolving credit facilities to provide a period of time during which the business can borrow funds for planned equipment purchases and other improvement expenditures.  These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months, and will be paid over a predefined amortization period.  Additional products such as time notes, letters of credit and equipment lease financing are offered. Additionally, the Bank may purchase the portion of commercial business loans that are fully guaranteed by the SBA or the USDA.  At December 31, 2018, purchased SBA and USDA loans totaled $68.5 million.

The Bank utilizes experienced loan officers and staff to offer specialized lending programs to finance capital improvements for residential and commercial condominium associations as well as the time share industry. Condominium association loans are secured with the assigned right to levy and collect special assessments from the individual unit owners. The condominium association loan portfolio consists of 75 loans totaling $35.9 million as of December 31, 2018. The Bank is not involved with the development of time share resorts, but provides financing for investors with loans secured by diverse consumer receivables. The Bank's exposure in time share lending was 16 loans totaling $39.4 million at December 31, 2018.

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

The Bank may purchase portions of loans that are fully guaranteed by the SBA or the USDA.  The loans are primarily for commercial and agricultural properties located throughout the United States.  The Bank did not purchase such loans during the years ended December 31, 2018 or 2017. There were no sales of SBA and USDA loans for the years ended December 31, 2018 and 2017.

The Bank purchased $56.0 million and $36.1 million of multi-family and commercial real estate loans and other commercial business loans in 2018 and 2017, respectively, which included primarily participation loans and medical loans. The Bank performs its own underwriting analysis before purchasing a loan and, therefore, believes there should not be a greater risk of default on these obligations compared to loans the Bank originates itself.  However, in a purchased loan, the Bank does not service the loan and thus is subject to the policies and practices of the originating lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Participation loans are entered into by the Bank with other institutions. Total participation loans entered into by the Bank were $35.0 million for 2018 and $25.0 million for 2017. Medical loans are purchased from a company specializing in medical loan originations. Medical loans are commercial business loans secured by medical equipment and are primarily out of our market area. Total medical loans purchased were $19.4 million and $10.8 million in 2018 and 2017, respectively.

The Bank originates conventional conforming one- to four-family loans which meet Fannie Mae underwriting standards.  The Bank sells certain fixed-rate one- to four-family residential conforming loans in the secondary market, primarily on a servicing retained basis.  Such loans are sold to Fannie Mae, the Connecticut Housing Finance Authority, the Federal Home Loan Bank of Boston (the "FHLB") under the Mortgage Partnership Finance Program and other third-party correspondents.  The decision to sell loans in the secondary market is based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management.  Generally, loans are sold without recourse.  The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. Proceeds from the sale of one- to four-family loans totaled $61.1 million and $54.9 million for the years ended December 31, 2018 and 2017, respectively. The Bank intends to continue to originate these types of loans for sale in the secondary market to increase its noninterest income.

At December 31, 2018, the Bank retained the servicing rights on $270.7 million of loans, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties.  Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower.  At December 31, 2018, there was no exposure amount for loans sold with recourse.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, net loan charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Total loans at beginning of year	$1,246,917	$1,229,875	$1,173,500

Originations:
Real estate loans	276,273	175,967	194,198
Commercial business loans	39,997	33,717	36,582
Consumer loans	19,792	24,782	26,008
Total loan originations	336,062	234,466	256,788

Purchases:
Other commercial loans	55,951	36,123	37,702
Total purchases	55,951	36,123	37,702

Deductions:
Principal loan repayments, prepayments and other, net	252,925	198,315	198,309
Loan sales	60,910	54,099	38,227
Loan charge-offs	795	239	450
Transfers to other real estate owned	222	894	1,129
Total deductions	314,852	253,547	238,115

Net increase in loans	77,161	17,042	56,375

Total loans at end of year	$1,324,078	$1,246,917	$1,229,875

Loan Maturity.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2018.  The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans and may cause actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude deferred loan fees and costs.

	Amounts Due In
	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$139	$12,873	$371,341	$384,353
Multi-family and commercial	13,383	140,998	414,508	568,889
Construction	4,908	3,228	35,184	43,320
Total real estate loans	18,430	157,099	821,033	996,562

Commercial business loans:
SBA and USDA guaranteed	—	4,435	64,046	68,481
Time share	2,379	24,945	12,067	39,391
Condominium association	123	3,614	32,162	35,899
Medical loans	378	17,166	19,910	37,454
Other	10,615	17,235	69,370	97,220
Total commercial business loans	13,495	67,395	197,555	278,445

Consumer loans:
Home equity	250	1,498	45,754	47,502
Other	11	194	1,364	1,569
Total consumer loans	261	1,692	47,118	49,071

Total loans	$32,186	$226,186	$1,065,706	$1,324,078

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

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2018 that are due after December 31, 2019, and have either fixed interest rates or adjustable interest rates.

	Due After December 31, 2019
	Fixed Rates	Floating or Adjustable Rates	Total

Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$294,264	$89,950	$384,214
Multi-family and commercial	265,582	289,924	555,506
Construction	28,874	9,538	38,412
Total real estate loans	588,720	389,412	978,132

Commercial business loans:
SBA and USDA guaranteed	33,781	34,700	68,481
Time share	8,606	28,406	37,012
Condominium association	24,570	11,206	35,776
Medical loans	37,076	—	37,076
Other	53,714	32,891	86,605
Total commercial business loans	157,747	107,203	264,950

Consumer loans:
Home equity	11,156	36,096	47,252
Other	304	1,254	1,558
Total consumer loans	11,460	37,350	48,810

Total loans	$757,927	$533,965	$1,291,892

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

Loans to One Borrower.  The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of the Bank’s stated capital and reserves.  At December 31, 2018, the Bank’s general regulatory limit on loans to one borrower was approximately $25.4 million.  At that date, the Bank’s largest lending relationship was $20.5 million, representing commercial real estate loans on office buildings.  These loans were performing according to their original terms at December 31, 2018.

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

The following table provides information about delinquencies in the Bank’s loan portfolio at the dates indicated.

	December 31, 2018				December 31, 2017
	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	11	$1,233	15	$2,331	11	$1,582	12	$1,280
Multi-family and commercial	2	295	4	1,513	—	—	1	27
Total real estate loans	13	1,528	19	3,844	11	1,582	13	1,307
Commercial business loans:
Medical loans	—	—	—	—	1	99	—	—
Other	—	—	2	325	2	183	1	26
Total commercial business loans	—	—	2	325	3	282	1	26
Consumer loans:
Home equity	1	54	1	109	—	—	—	—
Indirect automobile	—	—	—	—	1	3	—	—
Other	1	1	1	1	—	—	—	—
Total consumer loans	2	55	2	110	1	3	—	—
Total delinquent loans	15	$1,583	23	$4,279	15	$1,867	14	$1,333

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

The following table shows the aggregate amounts of the Bank’s criticized and classified assets as of December 31, 2018.

				Special
	Loss	Doubtful	Substandard	Mention
Real estate loans:	(In Thousands)
Residential - 1 to 4 family	$—	$—	$7,134	$1,323
Multi-family and commercial	—	—	24,623	12,636
Construction	—	—	—	9,650
Total real estate loans	—	—	31,757	23,609

Commercial business loans:
Medical Loans	—	—	15	—
Other	—	257	218	3,750
Total commercial business loans	—	257	233	3,750

Consumer loans:
Home equity	—	—	337	121
Other	—	—	2	—
Total consumer loans	—	—	339	121
Total classified loans	—	257	32,329	27,480
Total criticized and classified assets	$—	$257	$32,329	$27,480

At December 31, 2018, total criticized and classified assets were comprised of 47 commercial real estate loans totaling $37.3 million, three construction loans totaling $9.7 million, 51 residential mortgage loans totaling $8.5 million, 13 commercial business loans totaling $4.2 million, seven home equity loans totaling $458,000 and two other consumer loans totaling $2,000.  Of the $32.3 million in substandard loans, $9.0 million were nonperforming at December 31, 2018. Substandard loans included residential real estate loans totaling $2.3 million, multi-family and commercial real estate loans totaling $991,000 and other commercial business loans totaling $68,000 that were 90 days or more past due. Doubtful loans included one commercial business loan totaling $257,000 that was 90 days or more past due.

Other than disclosed in the above tables, there were no loans at December 31, 2018 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

The following table provides information with respect to the Bank’s nonperforming assets and TDRs as of the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,657	$2,405	$3,425	$3,894	$3,167
Multi-family and commercial	5,104	3,482	1,056	2,167	907
Total real estate loans	8,761	5,887	4,481	6,061	4,074
Commercial business loans	325	324	593	339	446
Consumer loans:
Home equity	208	192	353	183	23
Other	2	1	6	—	—
Total consumer loans	210	193	359	183	23
Total nonaccrual loans	9,296	6,404	5,433	6,583	4,543

Accruing loans past due 90 days or more:
Commercial business loans	522	—	—	—	459
Total accruing loans past due 90 days or more	522	—	—	—	459
Total nonperforming loans	9,818	6,404	5,433	6,583	5,002

Other real estate owned, net (1)	720	1,226	1,466	1,088	1,271
Total nonperforming assets	10,538	7,630	6,899	7,671	6,273
Accruing troubled debt restructurings	9,731	9,438	9,982	4,659	3,387
Total nonperforming assets and troubled debt restructurings	$20,269	$17,068	$16,881	$12,330	$9,660

Total nonperforming loans to total loans	0.74%	0.51%	0.44%	0.56%	0.48%
Total nonperforming loans to total assets	0.60	0.41	0.35	0.44	0.37
Total nonperforming assets and troubled debt restructurings to total assets	1.23	1.08	1.09	0.83	0.72

(1)	Other real estate owned balances are shown net of related write-downs or valuation allowance.

The increase in nonperforming assets was primarily due to increases of $1.6 million in nonperforming multi-family and commercial real estate loans and $1.3 million in residential real estate loans.  Nonaccrual loans consisted of 26 residential one- to four-family loans, six commercial real estate loans, three home equity loans, two commercial business loans and three consumer loans.

Other real estate owned decreased $506,000 from December 31, 2017 to $720,000 at December 31, 2018.  During 2018, the Bank acquired two residential properties with a net carrying value of $222,000 and sold four residential properties with a net carrying value of $515,000 and one commercial property with a net carrying value of $131,000.

At December 31, 2018 and 2017, TDRs totaled $12.6 million and $13.1 million, respectively, as a result of interest rate concessions, deferral of principal payments, extension of maturity or a combination of these items.  Of the TDRs at December 31, 2018, $9.7 million continued to accrue interest under the restructured terms of their agreements while the accrual of interest was suspended on loans totaling $2.9 million. As of December 31, 2018, there were no TDRs that were in payment default. All TDRs were performing in accordance with the terms of their restructured loan agreements.

Interest income that would have been recorded for the year ended December 31, 2018 had nonaccruing loans and TDRs been current in accordance with their original terms and had been outstanding throughout the period amounted to $445,000. The amount of interest recognized on impaired loans was $692,000 for the year ended December 31, 2018.

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

In computing the allowance for loan losses, we do not assign a general valuation allowance to the SBA and USDA loans we purchase as such loans are fully guaranteed.  Such loans accounted for $68.5 million, or 5.2% of the loan portfolio, at December 31, 2018.

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

Although management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles ("GAAP") in the United States of America, our regulators, in reviewing the loan portfolio, may require the Company to increase its allowance for loan losses based on judgments different from those of the Company.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2018			2017			2016
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$1,196	8.15%	29.03%	$1,093	8.86%	31.86%	$1,149	9.72%	33.91%
Multi-family and commercial	8,140	55.44	42.96	6,627	53.73	38.66	5,724	48.43	34.29
Construction	1,120	7.63	3.27	633	5.13	2.31	952	8.05	2.93
Commercial business:
SBA & USDA guaranteed	—	—	5.17	—	—	7.18	—	—	9.46
Time share	197	1.34	2.98	581	4.71	4.05	639	5.41	4.15
Condominium association	179	1.22	2.71	312	2.53	2.17	294	2.49	1.91
Medical loans	1,107	7.53	2.83	820	6.65	2.23	815	6.89	2.21
Other	2,116	14.42	7.34	1,595	12.93	7.10	1,518	12.84	6.47
Consumer loans:
Home equity	598	4.07	3.59	630	5.11	4.29	685	5.80	4.49
Indirect automobile	—	—	—	—	—	—	4	0.03	0.04
Other	29	0.20	0.12	43	0.35	0.15	40	0.34	0.14
Total allowance for loan losses	$14,682	100.00%	100.00%	$12,334	100.00%	100.00%	$11,820	100.00%	100.00%

	December 31,
	2015			2014
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans:	(Dollars in Thousands)
Residential - 1 to 4 family	$1,036	10.50%	35.57%	$955	12.25%	40.97%
Multi-family and commercial	5,033	51.03	32.84	3,607	46.26	28.38
Construction	516	5.23	1.86	254	3.26	1.29
Commercial business:
SBA & USDA guaranteed	—	—	12.38	—	—	11.27
Time share	690	7.00	4.70	685	8.78	4.35
Condominium association	330	3.35	1.87	321	4.12	2.03
Medical loans	703	7.13	2.00	495	6.35	1.57
Other	902	9.14	3.88	881	11.30	4.75
Consumer loans:
Home equity	595	6.03	4.58	530	6.80	4.86
Indirect automobile	12	0.12	0.15	26	0.33	0.35
Other	46	0.47	0.17	43	0.55	0.18
Total allowance for loan losses	$9,863	100.00%	100.00%	$7,797	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Allowance at beginning of year	$12,334	$11,820	$9,863	$7,797	$6,916

Provision for loan losses	3,143	661	2,190	2,509	1,539

Charge-offs:
Real estate loans:
Residential - 1 to 4 family	(88)	(102)	(208)	(102)	(335)
Multi-family and commercial	—	—	(50)	(289)	(144)
Commercial business loans	(780)	(79)	(68)	(165)	(164)
Consumer loans:
Home equity	—	(53)	(115)	—	(40)
Indirect automobile	—	(3)	(3)	—	(32)
Other	(2)	(2)	(6)	(1)	(8)
Total charge-offs	(870)	(239)	(450)	(557)	(723)

Recoveries:
Real estate loans:
Residential - 1 to 4 family	14	3	28	74	38
Multi-family and commercial	—	—	110	24	1
Commercial business loans	43	81	77	15	5
Consumer loans:
Home equity	15	—	—	—	—
Indirect automobile	—	1	—	—	17
Other	3	7	2	1	4
Total recoveries	75	92	217	114	65
Net charge-offs	(795)	(147)	(233)	(443)	(658)

Allowance at end of year	$14,682	$12,334	$11,820	$9,863	$7,797

Ratios:
Allowance to total loans outstanding at year end	1.11%	0.99%	0.96%	0.84%	0.74%
Allowance to nonperforming loans	149.54	192.60	217.56	149.83	155.88
Net charge-offs to average loans outstanding during the year	0.06	0.01	0.02	0.04	0.06

The allowance as a percentage of total loans increased to 1.11% at December 31, 2018 compared to 0.99% at December 31, 2017.  The higher provision for loan losses for 2018 was primarily due to increases in nonperforming loans, charge-offs, reserves for impaired loans and an increase in commercial loans, which carry a higher degree of risk than other loans held in the loan portfolio. At December 31, 2018, nonperforming loans totaled $9.8 million compared to $6.4 million at December 31, 2017. An increase of $1.6 million in nonperforming multi-family and commercial real estate loans and an increase of $1.3 million in nonperforming residential real estate loans , contributed to the higher balance of nonperforming loans at December 31, 2018. Specific loan loss allowances relating to impaired loans increased to $1.9 million at December 31, 2018 compared to $482,000 at December 31, 2017.

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds.  The Company is also required to maintain an investment in FHLB stock and Federal Reserve Bank ("FRB") stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2018.

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

At December 31, 2018, the Company’s investment portfolio consisted solely of available for sale securities, totaling $143.8 million, representing 8.7% of assets.  The Company’s available for sale securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, U.S. government and agency obligations, government-sponsored enterprise securities with maturities of 20 years or less, and, to a lesser extent, tax-exempt securities, collateralized debt obligations and obligations of state and political subdivisions with maturities of 30 years or less.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)
U.S. Government and agency obligations	$58,296	$57,038	$62,749	$61,768	$64,894	$64,296
Government-sponsored enterprises	9,969	9,945	9,212	9,217	11,267	11,364
Mortgage-backed securities: (1)
Agency - residential	74,412	72,939	79,134	78,230	78,843	78,302
Non-agency - residential	51	47	70	65	93	87
Collateralized debt obligations	786	826	1,090	1,124	1,157	1,157
Obligations of state and political subdivisions	500	500	500	500	1,000	1,000
Tax-exempt securities	2,516	2,527	3,114	3,149	3,145	3,161
Total available for sale securities	$146,530	$143,822	$155,869	$154,053	$160,399	$159,367

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The Company had no investment in a single entity that had an aggregate book value in excess of 10% of the Company's shareholders’ equity at December 31, 2018.

The following table sets forth the amortized cost, weighted average yields and contractual final maturities of available for sale securities at December 31, 2018.  Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant.  Certain mortgage-backed securities and collateralized debt obligations have adjustable interest rates and will reprice periodically within the various maturity ranges.  These repricing schedules are not reflected in the following table below.  At December 31, 2018, the amortized cost of mortgage-backed securities with adjustable rates totaled $8.4 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government and agency obligations	$3,478	2.27%	$17,402	2.48%	$116	4.87%	$37,300	3.55%	$58,296	3.16%
Government-sponsored enterprises	1,001	1.62	5,973	2.27	2,995	3.48	—	—	9,969	2.57
Mortgage-backed securities:
Agency - residential	31	4.76	322	2.68	10,701	2.75	63,358	2.61	74,412	2.63
Non-agency -residential	—	—	—	—	51	6.25	—	—	51	6.25
Collateralized debt obligations	—	—	—	—	—	—	786	3.33	786	3.33
Obligations of state and political subdivisions	—	—	500	5.57	—	—	—	—	500	5.57
Tax-exempt securities	542	1.37	1,630	2.15	—	—	344	2.35	2,516	2.01
Total available for sale securities	$5,052	2.06%	$25,827	2.47%	$13,863	2.94%	$101,788	2.96%	$146,530	2.84%

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

For impaired debt securities the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and noncredit-related OTTI is recognized in other comprehensive income (loss), net of applicable taxes.  During 2018, the Company did not recognize any OTTI for credit losses on debt securities.  See Notes 3 and 15 in Item 8. Financial Statements and Supplementary Data, for more details.

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

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of Connecticut or Rhode Island.  The Bank attracts deposits in its market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts) and interest-bearing accounts (such as NOW and money market accounts, regular savings accounts and certificates of deposit).  Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweeps ("ICS") deposits, which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive FDIC insurance on deposits up to $50.0 million. At December 31, 2018, CDARS deposits totaled $1.6 million and ICS deposits totaled $957,000. The Bank also utilizes brokered deposits, which were $21.4 million at December 31, 2018. Brokered deposits, which are deposits sold by brokers to banks, are generally out-of-market, thus, they are less likely to remain with the institution after their maturity, which may require us to replace these deposits with higher cost alternative funds. Also, because they generally have larger balances, they often are accompanied by a higher interest rate.  Generally, the Bank does not utilize brokered deposits as a primary funding source, but rather maintains such deposits to ensure access to another liquidity source should the need arise.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns.  The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, but not be the market leader in every account type and maturity.

The following table sets forth the average balance of deposits by type and weighted average rates paid thereon at the dates indicated.

	December 31,
	2018		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$227,905	—%	$208,898	—%	$174,536	—%
Interest-bearing demand deposits	588	0.14	1,028	0.15	838	0.15
NOW and money market accounts	507,806	0.30	490,766	0.21	468,654	0.11
Savings accounts (1) (2)	31,546	0.29	35,818	0.26	36,565	0.30
Certificates of deposit (3)	468,885	2.14	454,380	1.47	431,732	1.39
Total deposits	$1,236,730	0.98%	$1,190,890	0.64%	$1,112,325	0.59%

(1)	Includes mortgagors’ and investors’ escrow accounts of $3.2 million, $3.1 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes brokered deposits of $625,000 and $333,000 for the years ended December 31, 2017 and 2016, respectively.

(3)	Includes brokered deposits of $23.2 million, $25.3 million and $24.9 million at December 31, 2018, 2017 and 2016, respectively.

The Bank had $274.1 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2018, maturing as follows:

	Amount	Weighted Average Rate
Maturity Period:	(Dollars in Thousands)
Three months or less	$22,907	1.55%
Over three through six months	14,087	1.50
Over six through twelve months	92,194	1.95
Over twelve months	144,865	2.59
Total	$274,053	2.23%

The following table sets forth certificates of deposit accounts classified by the rates at December 31, 2018.

	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in Thousands)
0.00 - 1.00%	$29,886	$7,039	$3,841	$—	$—	$40,766	7.88%
1.01 - 2.00%	168,445	38,529	3,008	1,870	1,263	213,115	41.22
2.01 - 3.00%	46,363	169,316	36,906	396	—	252,981	48.93
3.01 - 3.20%	(4)	5,571	2,813	1,828	—	10,208	1.97
Total	$244,690	$220,455	$46,568	$4,094	$1,263	$517,070	100.00%
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

FHLB Borrowings.  The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  As of December 31, 2018, the Bank had outstanding borrowings with the FHLB of $151.8 million.

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

Junior Subordinated Debt Owed to Unconsolidated Trust.  In 2006, SI Capital Trust II (the “Trust”), a business trust, issued $8.0 million of trust preferred securities in a private placement and issued 248 shares of common stock at $1,000 par value to the Company. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company.  The trust preferred securities mature in 30 years and bear interest at a rate equal to the three-month LIBOR plus 1.70%.  The interest rate on these securities at December 31, 2018 was 4.49%.  After receipt of regulatory approval, the Company may redeem the trust preferred securities, in whole or in part.

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

The following table sets forth information regarding the Company’s borrowings at and for the years indicated.

	At or For the Years Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$173,954	$217,650	$227,477
Subordinated debt	8,248	8,248	8,248

Average balance outstanding during the year:
FHLB advances	$162,801	$190,519	$211,429
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate during the year:
FHLB advances	1.96%	1.76%	1.57%
Subordinated debt	3.78	2.86	2.34

Balance outstanding at end of year:
FHLB advances	$151,836	$170,094	$217,759
Subordinated debt	8,248	8,248	8,248

Weighted average interest rate at end of year:
FHLB advances	2.04%	1.86%	1.58%
Subordinated debt	4.49	3.29	2.66

Trust Services

In May 2017, the Company sold its trust and asset management business, resulting in a pre-tax gain of $795,000. The Bank’s trust department provided fiduciary services, investment management and retirement services to individuals, partnerships, corporations and institutions.  Total trust services revenue was $431,000 and $1.0 million for the years ended December 31, 2017 and 2016, respectively.

Subsidiary Activities

The Company’s subsidiaries include Savings Institute Bank and Trust Company and SI Capital Trust II. The following are descriptions of the Bank’s wholly-owned subsidiaries.

SI Realty Company, Inc.   SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate managed by the Bank, including foreclosure properties.  At December 31, 2018, SI Realty Company, Inc. had $6.0 million in assets.

SI Mortgage Company.  In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property.  SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law.  Income tax savings to the Bank from the use of a passive investment company was $764,000 and $748,000 for the years ended December 31, 2018 and 2017, respectively.

Personnel

At December 31, 2018, the Company had 274 full-time employees and 21 part-time employees.  None of the Company’s employees are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2018, the Bank met each of its capital requirements.

Federal legislation enacted in 2018 requires that the federal banking agencies, including the FRB, establish a “community bank leverage ratio” of between 8-10% of average total consolidated assets for qualifying banking organizations with less than $10 billion of assets. Institutions and holding companies with tangible equity (subject to certain adjustments) meeting the specified level and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and be considered to be “well-capitalized” for purposes of the Prompt Consecutive Action, regulations, discussed in the following section. The agencies have issued a proposed rule that would set the “community bank leverage ratio” at 9%.

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

The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2018 under the “prompt corrective action” regulations in effect as of such date.

Insurance of Deposit Accounts. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor. The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund. Originally, each institution was assigned to a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) ranged from 2.5 to 45 basis points of each institution’s total assets less tangible capital. In conjunction with the Deposit Insurance Fund’s reserve ratio reaching 1.15%, the range of assessments for banks of less than $10 billion in assets was reduced by 1.5 basis points to 30 basis points of total assets less tangible capital, effective July 1, 2016. In addition, the risk categories were eliminated in favor of a combination of examination ratings and financial modeling designed to estimate the probability of such institution’s failure over a three-year period.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2018 of $9.0 million.

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

Capital Requirements. The FRB has adopted regulatory capital requirements that are generally applicable to holding companies with $1.0 billion or more in consolidated assets. The Dodd-Frank Act required the FRB to revise its holding company capital requirements so that they are no less stringent, quantitatively and in terms of components of capital, than those applicable to the subsidiary depository institutions themselves. The previously discussed final rule which revised regulatory capital requirements for depository institutions also implemented the Dodd-Frank requirements for holding companies. Holding companies of $1.0 billion or more in consolidated assets are now subject to regulatory capital requirements that are identical to those applicable to the institutions themselves. As is the case with the institution-level requirements, the capital conservation buffer was phased in from 2016 to 2019.

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

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2015. The Company’s maximum federal income tax rate was 21.0% for 2018.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the "Act"). The Act included a number of changes in existing law impacting, among other things, a permanent reduction in the corporate tax rate from 35% to 21%, effective January 1, 2018.

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

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-third times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 21% federal corporate income tax rate. The Bank does not intend to pay non-dividend distributions that would result in a recapture of any portion of its bad debt reserves.

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax.  The Company and its subsidiaries are required to file a combined Connecticut income tax return and pay the regular corporation business tax.  The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (8.25% for fiscal year 2018) to arrive at Connecticut income tax.

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

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the Board’s discretion.  Certain executive officers of the Bank also serve as executive officers of the Company.  The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank.  The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	64	President and Chief Executive Officer of Savings Institute Bank and Trust Company and SI Financial Group
Lauren L. Murphy	47	Executive Vice President, Chief Financial Officer of Savings Institute Bank and Trust Company and SI Financial Group
Laurie L. Gervais	54	Executive Vice President, Director of Human Resources and Chief Operating Officer of Savings Institute Bank and Trust Company and SI Financial Group
Paul R. Little	58	Senior Vice President and Chief Credit Officer of Savings Institute Bank and Trust Company
Jonathan S. Wood	63	Executive Vice President and Director of Retail Banking of Savings Institute Bank and Trust Company
Kenneth B. Martin	60	Senior Vice President and Chief Lending Officer of Savings Institute Bank and Trust Company

(1) Ages presented are as of December 31, 2018.

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

◦
If the pending merger with Berkshire Hills does not occur, our business, results of operations and our stock price could be materially adversely affected. Consummation of the merger is subject to the satisfaction of a number of conditions, including the approval of the Company’s stockholders and the receipt of all required regulatory approvals. Assuming the satisfaction of all closing conditions, the merger is expected to be consummated in the second quarter of 2019. However, the failure to obtain stockholder or regulatory approvals could cause a delay or inability of the Company to consummate the merger.

If the merger does not occur, our business, results of operations and our stock price could be materially adversely affected as: (1) the attention of management and employees could be diverted from day-to-day operations as they focus on merger integration; (2) the restrictions and limitations on the conduct of the Company’s business pending the merger could disrupt or otherwise adversely affect our business and relationships with our customers; (3) the Company’s ability to retain its existing employees could be adversely affected due to the uncertainties created by the merger; and (4) the Company’s ability to maintain existing customer relationships, or to establish new ones, could be adversely affected. Any delay or inability to consummate the merger could exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the merger will become effective. If the merger is not consummated; (1) the Company’s stock price could decline; (2) the Company’s business could be adversely affected; (3) the Company will have incurred significant transaction costs related to negotiating and working towards the merger; and (4) under certain circumstances, the Company could be obligated to pay Berkshire a termination fee of $7.4 million. For further information regarding the merger and the Merger Agreement, see the proxy statement/prospectus filed on February 26, 2019.

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
•loan delinquencies, charge-offs, problem assets and foreclosures may increase;

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

◦
The Company’s cost of operations is high relative to its assets. The Company’s failure to maintain or reduce its operating expenses could hurt its profits. Our noninterest expenses totaled $41.1 million and $39.8 million for the years ended December 31, 2018 and 2017, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and noninterest income and have had some improvement, our efficiency ratio remains high as a result of operating expenses. Our efficiency ratio was 72.86% and 73.60% for the years ended December 31, 2018 and 2017, respectively.

◦
The Bank’s level of nonperforming loans and classified assets may require the Bank to increase the provision for loan losses or to charge-off additional losses in the future. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the Bank’s loan portfolio. For 2018, we recorded a provision for loan losses of $3.1 million compared to a provision for loan losses of $661,000 in 2017. We also recorded net loan charge-offs of $795,000 in 2018 compared to net loan charge-offs of $147,000 in 2017. Our nonperforming assets and troubled debt restructurings increased to $20.3 million, or 1.23% of total assets, at December 31, 2018 from $17.1 million, or 1.08% of total assets, at December 31, 2017. Additionally, at December 31, 2018, loans classified as either special mention, substandard, doubtful or loss totaled $60.1 million, representing 4.54% of total loans, including nonperforming loans of $9.8 million, representing 0.74% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market weakens, more of our classified loans may become nonperforming and we could experience loan losses or be required to add further reserves to our allowance for loan losses, either of which could have a material adverse effect on our operating results. We maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results.

At December 31, 2018, our allowance for loan losses totaled $14.7 million, which represented 1.11% of total loans and 149.54% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by our regulators, could have a material adverse effect on our operating results.

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

◦
The Bank’s commercial lending exposes us to greater lending risks. At December 31, 2018, $847.3 million, or 63.99%, of our loan portfolio consisted of commercial real estate and commercial business loans. We intend to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

◦
The Bank’s residential mortgage loans and home equity loans exposes it to lending risks. At December 31, 2018, $384.4 million, or 29.03%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $47.5 million, or 3.59%, of our loan portfolio consisted of home equity lines of credit. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Since the recession and through the period of slow recovery thereafter, the housing market has slowed and real estate values in our market areas have declined. This could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

◦
We may be adversely affected by recent changes in U.S. tax laws. The new legislation resulted in a reduction in our federal corporate tax rate from 35% to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the real estate market. These limitations include: (1) a lower limit on the deductibility of mortgage interest on one- to four-family residential mortgage loans; (2) the elimination of interest deductions for home equity loans; (3) a limitation on the deductibility of business interest expense; and (4) a limitation on the deductibility of property taxes and state and local income taxes.

Changes in tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like Connecticut. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted because of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Additionally, we review our securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of our securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. We are required to write-down the value of that security through a charge to earnings if we conclude that the decline is other-than-temporary. In the case of debt securities, we are required to charge to earnings any decreases in value that are credit-related. As of December 31, 2018, the amortized cost and the fair value of our available for sale securities portfolio totaled $146.5 million and $143.8 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write-down these securities. Any charges for other-than-temporary impairment would not impact cash flows, tangible capital or liquidity. For the years ended December 31, 2018 and

2017, we recognized no other-than-temporary impairment losses on certain debt securities related to credit-related factors.

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

◦
Strong competition within the Bank’s market area could hurt its profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2018, we held approximately 1.79% of the deposits in Hartford, Middlesex, New London, Tolland and Windham counties in Connecticut, which represented the 11th largest market share of deposits out of the 36 financial institutions in these counties. As of the same date, we held approximately 4.85% of the deposits in Newport and Washington counties in Rhode Island, which represented the 5th largest market share of deposits out of the 11 financial institutions in these counties. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

◦
We are subject to certain capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares. A final capital rule that became effective for financial institutions on January 1, 2015, included minimum risk-based capital and leverage ratios, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The final rule also established a “capital conservation buffer” of 2.5%, which was fully implemented as of January 1, 2019. A financial institution, such as the Bank, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

◦
If the goodwill or other intangible assets recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2018, we had $11.7 million of goodwill and $4.6 million of core deposit intangible on our balance sheet. The Company evaluates goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Our annual review of our goodwill occurs in November. Write-downs of the amount of impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. No impairment related to goodwill or core deposit intangibles was recorded for the years ended December 31, 2018 or 2017. Future evaluations may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company conducts its business through its executive office at 803 Main Street, Willimantic, Connecticut, its 18 branch offices located in Connecticut and five branch offices located in Rhode Island.  Of the 23 offices, eight are owned and 15 are leased.  Lease agreements expire at various dates through 2039 with renewal options of five to 50 years.

Number of Offices
Office Locations

Full-service branches:
Connecticut:
New London County	6
Windham County	6
Tolland County	3
Hartford County	2
Middlesex County	1

Rhode Island:
Newport County	3
Washington County	2
Total:	23

Additionally, the Bank owns three other properties used, in part, for banking operations.  The total net book value of all our properties at December 31, 2018 was $17.1 million.  See Notes 6 and 12 in Item 8. Financial Statements and Supplementary Data, for more information.

Item 3.  Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business.  At December 31, 2018, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

On February 20, 2019, one purported SI Financial stockholder filed a putative class action lawsuit against SI Financial, Berkshire Hills and the members of the SI Financial board of directors in the Circuit Court for Baltimore County, captioned Parshall v. Mark Alliod, et al., Docket No. C-03-CV-19-000124 (the “Complaint”). The plaintiff, on behalf of himself and similarly-situated SI Financial stockholders, generally alleges that the defendants breached their fiduciary duties to SI Financial and its stockholders in connection with the Merger Agreement. The Complaint alleges that the defendants failed to secure adequate value for SI Financial stockholders in connection with the Merger and that the registration statement filed with the SEC on February 4, 2019 contains materially incomplete information regarding the Merger. The plaintiff seeks injunctive relief, rescission of the Merger or rescissory damages (if the Merger is consummated), other unspecified damages, and an award of attorneys’ fees and expenses.

On March 5, 2019, one purported SI Financial stockholder filed a putative class action lawsuit against SI Financial and the members of the SI Financial board of directors in the United States District Court for the District of Connecticut, captioned Bushanksy v. SI Financial Group, Inc. et al., Case No. 3:19-cv-00321. The plaintiff, on behalf of himself and similarly-situated SI Financial stockholders, generally alleges that the Proxy Statement/Prospectus contains material misstatements and omissions in violation of Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The plaintiff seeks injunctive relief, rescission of the Merger or rescissory damages (if the Merger is consummated), declaratory relief, and an award of attorneys’ fees and expenses.

In addition, on March 5, 2019, one purported SI Financial stockholder filed a putative class action lawsuit against SI Financial and the members of the SI Financial board of directors in the United States District Court for the Southern District of New York, captioned Raul v. SI Financial Group, Inc. et al., Case No. 1:19-cv-02038. The plaintiff generally alleges that the Proxy Statement/Prospectus contains material and misleading statements or material misrepresentations or omissions in violation of Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The plaintiff seeks injunctive relief, unspecified damages, a direction that SI Financial and the SI Financial board of directors disseminate a corrective amendment to the Proxy Statement/Prospectus, and an award of attorneys’ fees and expenses.

Item 4.  Mine Safety Disclosures.

None.

PART II.

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The market for the registrant’s common equity and related shareholder matters required by this item is included in Item 7. Management's Discussion and Analysis in the section captioned “Common Stock Information” in this Form 10-K.

During the fourth quarter of 2018, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 2018 (1)	123	$13.36	—	397,122
November 2018	—	—	—	397,122
December 2018 (2)	138,969	12.79	—	397,122
Total	139,092	$12.79

(1) Consists of shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards. These shares were not repurchased as part of a publicly announced plan or program.
(2) Consists of shares utilized to pay the exercise price of options exercised.

Item 6.  Selected Financial Data.

The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in Item 8. Financial Statements and Supplementary Data of this Form 10-K. The Company has derived the following selected consolidated financial and other data at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 in part from its consolidated financial statements and notes in Item 8. The information at December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 is derived from consolidated financial statements and notes that are not contained in this annual report.

Selected Financial Condition Data:	At December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Total assets	$1,649,827	$1,580,956	$1,550,890	$1,481,834	$1,350,533
Cash and cash equivalents	87,929	83,486	73,186	40,778	39,251
Securities available for sale	143,822	154,053	159,367	175,132	173,040
Loans receivable, net	1,312,565	1,237,174	1,220,323	1,165,372	1,044,864
Deposits (1)	1,292,732	1,212,465	1,135,073	1,061,525	1,014,313
Federal Home Loan Bank advances	151,836	170,094	217,759	234,595	148,277
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	8,248	8,248	8,248
Total shareholders' equity	172,128	168,481	164,727	154,330	157,739

Selected Operating Data:	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands, Except Per Share Data)
Interest and dividend income	$58,171	$53,987	$52,911	$48,126	$47,521
Interest expense	13,048	11,081	10,083	8,901	8,243
Net interest income	45,123	42,906	42,828	39,225	39,278
Provision for loan losses	3,143	661	2,190	2,509	1,539
Net interest income after provision for loan losses	41,980	42,245	40,638	36,716	37,739
Noninterest income	11,239	11,161	15,594	10,321	10,166
Noninterest expenses	41,065	39,795	39,998	40,585	41,506
Income before income tax provision	12,154	13,611	16,234	6,452	6,399
Income tax provision	2,589	8,369	4,924	2,104	1,988
Net income	$9,565	$5,242	$11,310	$4,348	$4,411

Basic earnings per share	$0.81	$0.44	$0.96	$0.36	$0.36
Diluted earnings per share	$0.80	$0.44	$0.95	$0.36	$0.36

Selected Operating Ratios:	At or For the Years Ended December 31,
Performance Ratios:	2018	2017	2016	2015	2014
Return on average assets	0.60%	0.33%	0.75%	0.31%	0.33%
Return on average equity	5.61	3.09	7.09	2.79	2.82
Interest rate spread (2)	2.76	2.69	2.85	2.82	2.97
Net interest margin (3)	3.01	2.89	3.01	2.97	3.11
Noninterest expenses to average assets	2.56	2.51	2.64	2.87	3.06
Dividend payout ratio (4)	29.67	45.25	17.29	44.02	33.44
Efficiency ratio (5)	72.86	73.60	68.53	82.16	84.05
Average interest-earning assets to average interest-bearing liabilities	127.89	126.85	123.54	121.79	122.01
Average equity to average assets	10.65	10.73	10.53	11.02	11.55

Capital Ratios: (6)
Common equity tier 1 capital ratio	12.88	14.54	15.08	14.86	N/A
Tier 1 risk-based capital ratio	12.88	15.29	15.88	14.86	14.86
Total risk-based capital ratio	14.13	16.49	17.11	15.97	15.87
Tier 1 capital ratio	9.58	10.36	10.50	9.73	9.37

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.11	0.99	0.96	0.84	0.74
Allowance for loan losses as a percent of nonperforming loans	149.54	192.60	217.56	149.83	155.88
Net charge-offs to average loans outstanding during the year	0.06	0.01	0.02	0.04	0.06

(1) Includes mortgagors’ and investors’ escrow accounts.
(2) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3) Represents net interest income as a percent of average interest-earning assets.
(4) Annual dividends paid divided by basic net income.
(5) Represents noninterest expenses divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities and other-than-temporary impairment of securities.
(6) Capital ratios for 2018 and 2014 are reported at Bank level as they were not required to be reported on a consolidated basis. All other prior year capital ratios are reported on a consolidated basis.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of December 31, 2018 and 2017 and the results of operations for the years ended December 31, 2018, 2017 and 2016.  The information contained in this section should be read in conjunction with the consolidated financial statements and notes contained elsewhere in this annual report.

Management Strategies

The Company’s mission is to operate and grow a profitable community-oriented financial institution.  The Company plans to achieve this mission by continuing its strategies of:

◦
Offering a full range of financial products and services. The Bank has a long tradition of focusing on the needs of consumers and small- and medium-sized businesses in the community and being an active corporate citizen.  The Bank believes its community orientation, quicker decision-making process and customized products are attractive to its customers and distinguish it from the large regional banks that operate in its market area.  The Bank serves as a financial services company offering one-stop shopping for all of its customers’ financial needs.  The Bank believes its broad array of product offerings deepens its relationships with its current customers and entices new customers to begin banking with them, ultimately increasing fee income and profitability.

◦
Actively managing the balance sheet and diversifying the asset mix. The Company manages its balance sheet by: (1) prudently increasing the Bank's multi-family and commercial real estate and commercial business loan portfolios, which offer higher yields, shorter maturities and more sensitivity to interest rate fluctuations; (2) managing its interest rate risk by diversifying the type and maturity of its assets in its loan and investment portfolios and monitoring the maturities in its deposit portfolio; and (3) maintaining strong capital levels and liquidity. Multi-family and commercial real estate and commercial business loans increased $81.8 million, $46.1 million and $42.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and comprised 64.0% of total loans at December 31, 2018.  The Company intends to continue to pursue the opportunities from the many multi-family and commercial properties and businesses located in its market area and areas outside its market area where lenders have specialized knowledge.

◦
Continuing conservative underwriting practices and maintaining a high quality loan portfolio. The Bank believes strong asset quality is key to long-term financial success.  The Bank has sought to maintain a high level of asset quality and moderate credit risk by using conservative underwriting standards and by diligent monitoring and collection efforts.  Nonperforming loans increased from $6.4 million at December 31, 2017 to $9.8 million at December 31, 2018.  At December 31, 2018, nonperforming loans were 0.74% of the total loan portfolio and 0.60% of total assets.  While continuing to increase its multi-family and commercial real estate and commercial business lending, which tend to have larger loan balances than residential mortgage loans, the Bank will continue to manage these larger loan exposures by applying its philosophy of conservative loan underwriting and credit administration standards.

◦
Increasing core deposits. The Bank’s primary source of funds is retail deposit accounts.  At December 31, 2018, 59.9% of the Bank's deposits were core deposits, consisting of demand, savings and money market accounts. The Bank values core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We expect core deposits to continue to increase primarily due to investments the Bank has made in its branch network, new product offerings, competitive interest rates and additional transactional deposits we obtain from our growing base of commercial clients. The Bank intends to continue to increase its core deposits and focus on gaining market share in counties outside of Windham County in Connecticut and in Newport and Washington Counties in Rhode Island by continuing to offer exceptional customer service, cross-selling its loan, deposit, life insurance and annuity products and increasing its commercial deposits from small- and medium-sized businesses through additional business banking and cash management products.

◦
Supplementing fee income through expanded mortgage banking operations. The Company views the changing regulatory landscape and interest rate environment as an opportunity to gain noninterest income by leveraging its expertise in originating residential mortgages and selling those loans in the secondary market. This strategy enables the Company to have a much larger lending capacity, provide a more comprehensive product offering and reduce the interest rate, prepayment and credit risks associated with originating residential loans for retention in its loan portfolio. Further, this strategy allows the Company to be more selective with the single-family residential loans that are held in portfolio.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on the Company’s consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses.  The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income, to be its critical accounting policies.  The Company considers the determination of allowance for loan losses, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies.

Allowance for Loan Losses.  Determining the amount of allowance for loan losses necessarily involves a high degree of judgment.  Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on changes in the size and composition of the loan portfolio and in the level of nonperforming loans, delinquencies, classified assets, loan charge-offs and other factors related to the collectibility of the loan portfolio.  A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on our historical loss experience, delinquency trends, economic conditions and other qualitative factors.  The allocation percentages are re-evaluated quarterly to ensure their relevance in the current economic environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on multi-family and commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance.  Additionally, a portion of the allowance is established based on the impairment analysis of specific nonperforming loans, classified assets and troubled debt restructurings.

Although management believes it uses the best information available to establish the allowance for loan losses, which is based on estimates that are susceptible to change, future additions to the allowance may be necessary as a result of changes in economic conditions and other factors.  Additionally, the Bank’s regulators, as a part of their examination process, periodically review the allowance for loan losses and may require the Bank to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease its allowance for loan losses by recognizing loan charge-offs.  See Notes 1 and 4 in Item 8. Financial Statements and Supplementary Data for additional information.

Deferred Income Taxes.  The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax asset, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The

Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities.  These judgments require the Company to make projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change.  A reduction in estimated future taxable income may require the Company to record a valuation allowance against its deferred tax asset.  A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.  See Notes 1 and 10 in Item 8. Financial Statements and Supplementary Data.

Impairment of Long-Lived Assets.  The Company is required to record certain assets it has acquired, including identifiable intangible assets such as core deposit intangibles and goodwill, at fair value, which may involve making estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques.  Further, long-lived assets, including intangible assets and premises and equipment, that are held and used by the Company, are presumed to have a useful life.  The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible and long-lived assets.  Additionally, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expenses.  Testing for impairment is a subjective process, the application of which could result in different evaluations of impairment.  See Notes 1, 6 and 7 in Item 8. Financial Statements and Supplementary Data for additional information.

Analysis of Net Interest Income

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

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,279,076	$53,358	4.17%	$1,242,056	$49,660	4.00%	$1,182,072	$46,802	3.96%
Securities (3)	163,395	3,817	2.34	185,082	3,972	2.15	196,544	4,128	2.10
Other interest-earning assets	66,487	1,267	1.91	70,616	763	1.08	51,275	2,259	4.41
Total interest-earning assets	1,508,958	58,442	3.87	1,497,754	54,395	3.63	1,429,891	53,189	3.72

Noninterest-earning assets	92,305			84,611			84,788
Total assets	$1,601,263			$1,582,365			$1,514,679

Interest-bearing liabilities:
Deposits:
Business checking	$588	—	—	$1,028	—	—	$838	—	—
NOW and money market	507,806	1,249	0.25	490,766	865	0.18	468,654	507	0.11
Savings (4)	31,546	114	0.36	35,818	126	0.35	36,565	98	0.27
Certificates of deposit (5)	468,886	8,187	1.75	454,380	6,506	1.43	431,732	5,975	1.38
Total interest-bearing deposits	1,008,826	9,550	0.95	981,992	7,497	0.76	937,789	6,580	0.70

Federal Home Loan Bank advances	162,801	3,186	1.96	190,519	3,348	1.76	211,429	3,310	1.57
Subordinated debt	8,248	312	3.78	8,248	236	2.86	8,248	193	2.34
Total interest-bearing liabilities	1,179,875	13,048	1.11	1,180,759	11,081	0.94	1,157,466	10,083	0.87

Noninterest-bearing liabilities	250,863			231,752			197,750
Total liabilities	1,430,738			1,412,511			1,355,216

Total shareholders' equity	170,525			169,854			159,463

Total liabilities and shareholders' equity	$1,601,263			$1,582,365			$1,514,679

Net interest-earning assets	$329,083			$316,995			$272,425

Tax equivalent net interest income(3)		45,394			43,314			43,106
Tax equivalent interest rate spread(6)			2.76%			2.69%			2.85%
Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.01%			2.89%			3.01%
Average of interest-earning assets to average interest-bearing liabilities			127.89%			126.85%			123.54%
Less tax equivalent adjustment (3)		(271)			(408)			(278)
Net interest income		$45,123			$42,906			$42,828

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21% for the period ending December 31, 2018 and 34% for the periods ended December 31, 2017 and 2016. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4) Includes mortgagors' and investors' escrow accounts.
(5) Includes brokered deposits.
(6) Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following table sets forth the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have on the Company’s interest income and interest expense for the periods presented.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the rate and volume columns.  For purposes of this table, changes attributable to both changes in rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	2018 Compared to 2017			2017 Compared to 2016
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)(3)	$2,244	$1,454	$3,698	$502	$2,356	$2,858
Securities (3)	286	(441)	(155)	81	(237)	(156)
Other interest-earning assets	547	(43)	504	(2,134)	638	(1,496)
Total interest-earning assets	3,077	970	4,047	(1,551)	2,757	1,206

Interest-bearing liabilities:
Interest expense:
Deposits (4)	1,837	216	2,053	590	327	917
Federal Home Loan Bank advances	294	(456)	(162)	347	(309)	38
Subordinated debt	76	—	76	43	—	43
Total interest-bearing liabilities	2,207	(240)	1,967	980	18	998

Change in net interest income (5)	$870	$1,210	$2,080	$(2,531)	$2,739	$208

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21% for the period ending December 31, 2018 and 34% for both the periods ending December 31, 2017 and 2016. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4) Includes mortgagors' and investors' escrow accounts and brokered deposits.
(5) Presented on a tax equivalent basis using a tax rate of 21% for the period ending December 31, 2018 and 34% for both the periods ending December 31, 2017 and 2016.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Assets:
Summary. Total assets increased $68.9 million, or 4.4%, to $1.65 billion at December 31, 2018, principally due to increases of $75.4 million in net loans receivable and $4.4 million in cash and cash equivalents, offset by a decrease of $10.2 million in available for sale securities. The decrease in available for sale securities was due to maturities during 2018, the proceeds of which were used to fund loan growth with the excess contributing to the increase of $4.4 million in cash and cash equivalents.

Loans Receivable, Net.  Net loans receivable increased $75.4 million during 2018, which reflects increases in multi-family and commercial mortgage loans of $86.9 million, construction loans of $14.6 million, medical loans of $9.7 million, condominium association loans of $8.8 million and other commercial business loans of $8.7 million, offset by decreases in SBA and USDA guaranteed loans of $21.0 million, residential mortgage loans of $12.9 million, time share loans of $11.1 million and home equity lines of credit of $6.0 million. Compared to 2017, commercial real estate and commercial business loan originations increased $105.3 million and $6.3 million, respectively, while residential real estate and consumer loan originations both decreased $5.0 million during 2018. Changes in the loan portfolio consisted of the following:

◦
Residential Real Estate.  Residential mortgage loans comprised 29.0% of total loans at December 31, 2018.  The residential mortgage portfolio decreased $12.9 million, or 3.3%, primarily due to the sale of $60.9 million of fixed-rate residential mortgage loans. Residential mortgage loan originations decreased $5.0 million during 2018 as a result of decreased activity in the housing market and less refinancing opportunities due to the rising interest rate environment.

◦
Multi-family and Commercial Real Estate.  At December 31, 2018, multi-family and commercial real estate loans represented 43.0% of the Company’s total loan portfolio and increased $86.9 million, or 18.0%, during 2018.  Loan originations for multi-family and commercial real estate loans were $176.9 million during 2018, representing an increase of $105.3 million as compared to 2017.

◦
Construction. Construction loans, which include both residential and commercial construction loans, increased $14.6 million, or 50.6%, during 2018, primarily due to increased commercial real estate activity.

◦
Commercial Business. Commercial business loans represented 21.0% of total loans at December 31, 2018, decreasing $5.1 million during 2018 primarily due to a reduction of $21.0 million in SBA and USDA guaranteed loans and $11.1 million in time share loans, offset by increases of $9.7 million in medical loans, $8.8 million in condominium association loans and $8.7 million in other commercial business loans. Commercial business loan originations increased $6.3 million during 2018 as compared to 2017.

◦
Consumer Loans.  Consumer loans represented 3.7% of the Company’s total loan portfolio at December 31, 2018 and decreased $6.3 million, or 11.4%, during 2018. The decrease in consumer loans was primarily due to a reduction of $6.0 million and $266,000 in home equity loans and other consumer loans, respectively. Loan originations for consumer loans totaled $19.8 million for 2018, representing a decrease of $5.0 million compared to 2017.

The allowance for loan losses totaled $14.7 million at December 31, 2018 compared to $12.3 million at December 31, 2017.  The ratio of the allowance for loan losses to total loans increased from 0.99% at December 31, 2017 to 1.11% at December 31, 2018, primarily due to increases in nonperforming loans, net loan charge-offs, reserves for impaired loans and an increase in the commercial real estate loan portfolio, which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in the portfolio, and a decrease in SBA and USDA loans, which because of the government guarantee on these loans, does not require a corresponding allowance for loan losses.

Liabilities:
Total liabilities increased $65.2 million, or 4.6%, to $1.48 billion at December 31, 2018. During 2018, deposits increased $80.0 million, or 6.6%, which included increases in certificates of deposit of $69.6 million and noninterest-bearing deposits of $29.2 million, offset by decreases in NOW and money market deposits of $10.5 million and savings accounts of $8.3 million.  The increase in deposits remained strong due to competitive products and cash management initiatives. The increase in deposits was partially offset by a decrease of $18.3 million in borrowings, from $178.3 million at December 31, 2017 to $160.1 million at December 31, 2018, resulting from repayments of Federal Home Loan Bank advances with funds from excess deposits.

Equity:
Summary. Shareholders’ equity increased $3.6 million from $168.5 million at December 31, 2017 to $172.1 million at December 31, 2018.  The increase in shareholders’ equity was attributable to net income of $9.6 million, offset by an increase in the net unrealized loss on available for sale securities of $704,000 (net of taxes), and dividends declared of $2.8 million.

Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss comprises the unrealized gains and losses on available for sale securities.  At December 31, 2018, net unrealized losses on available for sale securities, net of taxes, totaled $2.1 million compared to $1.2 million at December 31, 2017.  For the year ended December 31, 2017, accumulated other comprehensive loss included $236,000 of the tax effect from the change in tax law that was reclassified to retained earnings in 2017. Unrealized holding losses on available for sale securities primarily resulted from a change in the market value of mortgage-backed securities, which was recognized in accumulated other comprehensive loss on the consolidated balance sheet and a component of comprehensive income on the consolidated statements of comprehensive income.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

General.  The Company’s results of operations depends primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings.  The Company also generates noninterest income such as fees earned from mortgage banking activities, gains on the sale of securities, bank-owned life insurance income, fees from deposits and other fees.  The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, FDIC deposit insurance and regulatory assessments, marketing and other general and administrative expenses.  The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

The Company recorded net income of $9.6 million for 2018, an increase of $4.3 million, compared to net income of $5.2 million for 2017. Excluding pre-tax costs of $1.1 million associated with the pending merger with Berkshire, the Company would have reported net income of $10.4 million, or $0.88 diluted earnings per share, for the year ended December 31, 2018. The Company anticipates the merger with Berkshire to be completed in the second quarter of 2019, subject to regulatory and shareholder approvals and other customary closing conditions. The lower net income for the year ended December 31, 2017 was related to a charge to income tax expense of $4.0 million as a result of the revaluation of the Company's net deferred tax asset due to the passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate income tax rate from 35% to 21%. Excluding the aforementioned charge to income tax expense in 2017, the Company would have reported net income of $9.2 million, or $0.77 diluted earnings per share, for the year ended December 31, 2017.

Non-GAAP Financial Measures. We believe that certain non-GAAP financial measures provide investors with information useful in understanding our financial performance, our performance trends and financial position. Specifically, we provide measures based on what we believe are our operating earnings on a consistent basis and exclude non-core operating items which affect the GAAP reporting of results of operations. We, as well as securities analysts, investors and other interested parties, use these measures to compare peer company operating performance. We believe our presentation and discussion, together with the accompanying reconciliations, provide a complete understanding of factors and trends affecting our business and allows investors to view performance in a manner similar to management. These non-GAAP measures should not be considered a substitute for GAAP basis measures and results, and we strongly encourage investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names.

The table below presents a reconciliation of net income and earnings per share to shareholders, excluding the tax-affected transaction costs related to the pending merger with Berkshire for 2018 and the revaluation of the deferred tax asset for 2017.

	Years Ended
	December 31,
(Dollars in Thousands, Except Per Share Data)	2018	2017
Net Income:
Net income - GAAP basis	$9,565	$5,242
Merger-related transaction costs (after tax)	858	—
Revaluation of deferred tax asset	—	3,969
Net income - Non-GAAP basis	$10,423	$9,211

Earnings Per Share:
Diluted as reported - GAAP basis	$0.80	$0.44
Merger-related transaction costs (after tax)	0.08	—
Revaluation of deferred tax asset	—	0.33
Diluted adjusted - Non-GAAP basis	$0.88	$0.77

Interest and Dividend Income.  Total interest and dividend income increased $4.2 million, or 7.8%, for 2018, primarily due to an increase in the average balance of loans and the average yield earned on loans and other interest-earning assets. Interest income on loans and securities reflect net accretion of $688,000 for the year ended December 31, 2018 and net amortization of $6,000 for the year ended December 31, 2017, related to fair value adjustments of loans and securities resulting from the acquisition of Newport Bancorp, Inc., and its wholly-owned subsidiary Newport Federal Savings Bank in September 2013 (the "Newport Acquisition"). Average interest-earning assets increased $11.2 million to $1.51 billion in 2018, due to a higher average balance of loans of $37.0 million, offset by a decrease of $21.7 million in investment securities and other interest-earning assets of $4.1 million. The average yield on interest-earning assets increased 24 basis points to 3.87% as a result of an increase in the average yield on other interest-earning assets of 83 basis points.

Interest Expense.  Interest expense increased $2.0 million, or 17.8%, to $13.0 million for 2018 compared to $11.1 million in 2017, primarily due to an increase in the average balance and average rate paid on deposits and the average rate paid on borrowings. Higher interest expense on interest-bearing liabilities reflects net amortization of $56,000 for the year ended December 31, 2018 and net accretion of $288,000 for the year ended December 31, 2017, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $26.8 million to $1.01 billion and the average rate paid on interest-bearing deposits increased 19 basis points to 0.95% as a result of higher market interest rates. Contributing to the increase in the average balance of deposit accounts were increases in the average balance of NOW and money market accounts of $17.0 million and certificate of deposit accounts of $14.5 million.  The average balance of FHLB advances decreased $27.7 million, while the average rate paid on FHLB advances increased 20 basis points to 1.96% for 2018.  The average rate paid on subordinated debt increased 92 basis points to 3.78%, compared to the same period in 2017, due to increases in the three-month LIBOR rate.

Provision for Loan Losses.  The provision for loan losses increased $2.5 million to $3.1 million in 2018 compared to $661,000 in 2017, primarily due to increases in nonperforming loans, net loan charge-offs and reserves for impaired loans and an increase in commercial loans, which carry a higher degree of risk than other loans held in the loan portfolio. At December 31, 2018, nonperforming loans totaled $9.8 million, compared to $6.4 million at December 31, 2017, resulting from increases in nonperforming multi-family and commercial real estate and residential real estate loans of $1.6 million and $1.3 million, respectively. For 2018, net loan charge-offs totaled $795,000, consisting primarily of commercial business loan charge-offs, compared to $147,000 for 2017.

Noninterest Income.  Total noninterest income increased $78,000 in 2018.  The following table shows the components of noninterest income and the dollar and percentage changes from 2017 to 2018.

	Years Ended December 31,		Change
	2018	2017	Dollars	Percent
	(Dollars in Thousands)
Service fees	$7,145	$6,912	$233	3.4%
Wealth management fees	25	548	(523)	(95.4)
Increase in cash surrender value of bank-owned life insurance	907	613	294	48.0
Mortgage banking	1,061	1,519	(458)	(30.2)
Net loss on disposal of equipment	(6)	(4)	(2)	50.0
Other	2,107	1,573	534	33.9
Total noninterest income	$11,239	$11,161	$78	0.7

The increase in noninterest income was primarily due to increases in the cash surrender value of bank-owned life insurance, service fees and other noninterest income, offset by decreases in fees from mortgage banking activities and wealth management fees. The cash surrender value of bank-owned life insurance increased $294,000 in 2018, compared to 2017, as a result of new policies purchased in October 2017. Service fees increased $233,000 in 2018, compared to 2017, primarily due to a higher volume of overdraft and electronic banking charges. Other noninterest income increased $534,000 in 2018 primarily due to swap fees of $781,000 from interest rate swap agreements and profit distributions of $127,000 from the Company's investment in three small business investment companies. Other noninterest income in 2017 included a pre-tax gain of $795,000 on the sale of the Company's trust and asset management business in May 2017. As a result of the sale, wealth management fees decreased $523,000 in 2018. Fees earned from mortgage banking activities decreased $458,000 during 2018 due to lower gains on residential fixed-rate loan sales.

Noninterest Expenses.  Noninterest expenses increased $1.3 million for 2018 compared to 2017.  The following table shows the components of noninterest expenses and the dollar and percentage changes from 2017 to 2018.

	Years Ended December 31,		Change
	2018	2017	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$21,591	$20,730	$861	4.2%
Occupancy and equipment	6,806	6,818	(12)	(0.2)
Computer and electronic banking services	5,194	5,271	(77)	(1.5)
Outside professional services	1,280	1,499	(219)	(14.6)
Marketing and advertising	917	709	208	29.3
Supplies	569	502	67	13.3
FDIC deposit insurance and regulatory assessments	695	755	(60)	(7.9)
Merger expenses	1,090	—	1,090	—
Core deposit intangible amortization	602	601	1	0.2
Other real estate operations	287	743	(456)	(61.4)
Other	2,034	2,167	(133)	(6.1)
Total noninterest expenses	$41,065	$39,795	$1,270	3.2

Contributing to the increase in noninterest expenses for 2018 were pre-tax merger-related transaction costs of $1.1 million for 2018, associated with the pending merger with Berkshire. Salaries and employee benefits increased $861,000 for 2018, primarily attributable to an increase in salaries and related compensation, benefits and taxes. Marketing expenses increased $208,000 for 2018 due primarily to focused marketing initiatives related to commercial banking and cash management. Compared to 2017, other real estate operations decreased $456,000 for 2018 due to lower holding costs related to other real estate properties and the sale of five foreclosed properties held by the Bank during 2018. Professional services decreased $219,000 in 2018 as a result of a decrease in legal expense, partially offset by higher audit fees as compared to 2017.

Income Tax Provision.  For 2018, the Company recorded an income tax provision of $2.6 million compared to $8.4 million in 2017. The decrease in the income tax provision was primarily due to additional income tax expense of$4.0 million as a result of the revaluation of the Company's net deferred tax asset due to the passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the statutory corporate income tax rate from 35% to 21%. The effective tax rate was 21.3% and 61.5% for 2018 and 2017, respectively. The higher effective tax rate in 2017 was primarily due to the revaluation of the Company's net deferred tax asset. See Note 10 in Item 8 - Financial Statements and Supplementary Data for more details.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General. The Company recorded net income of $5.2 million for 2017, a decrease of $6.1 million, compared to net income of $11.3 million for 2016. Of the $6.1 million decrease in net income for 2017, $4.0 million related to the revaluation of the Company's net deferred tax asset due to the passage of the Tax Cuts and Jobs Act in December 2017, which reduced the corporate tax rate from 35% to 21%. Additionally, net income for 2016 included $7.3 million ($5.1 million after tax) in net proceeds from the sale of the Company's ownership interest in Vantis life Insurance Company in December 2016.

Non-GAAP Financial Measures
We believe that certain non-GAAP financial measures provide investors with information useful in understanding our financial performance, our performance trends and financial position. Specifically, we provide measures based on what we believe are our operating earnings on a consistent basis and exclude non-core operating items which affect the GAAP reporting of results of operations. We, as well as securities analysts, investors and other interested parties, use these measures to compare peer company operating performance. We believe our presentation and discussion, together with the accompanying reconciliations, provide a complete understanding of factors and trends affecting our business and allows investors to view performance in a manner similar to management. These non-GAAP measures should not be considered a substitute for GAAP basis measures and results, and we strongly encourage investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names.

The table below presents a reconciliation of net income and earnings per share to shareholders, excluding the revaluation of the deferred tax asset for 2017 and the tax-affected Vantis sale transaction for 2016.

	Years Ended
	December 31,
(Dollars in Thousands, Except Per Share Data)	2017	2016
Net Income:
Net income - GAAP basis	$5,242	$11,310
Net gain on sale of investment in affiliate	—	(5,060)
Revaluation of deferred tax asset	3,969	—
Net income - Non-GAAP basis	$9,211	$6,250

Earnings Per Share:
Diluted as reported - GAAP basis	$0.44	$0.95
Net gain on sale of investment in affiliate	—	(0.42)
Revaluation of deferred tax asset	0.33	—
Diluted adjusted - Non-GAAP basis	$0.77	$0.53

Interest and Dividend Income.  Total interest and dividend income increased $1.1 million, or 2.0%, for 2017, primarily due to an increase in the average balance and average rate earned on loans. Interest income on loans and securities reflect net amortization of $6,000 and $196,000 for the years ended December 31, 2017 and 2016, respectively, related to fair value adjustments of loans and securities resulting from the Newport Acquisition. Average interest-earning assets increased $67.9 million to $1.50 billion in 2017, due to a higher average balance of loans of $60.0 million and an increase in other interest-earning assets of $19.3 million, offset by a decrease in investment securities of $11.5 million. The average yield on interest-earning assets decreased nine basis points to 3.63% as a result of decreases in the average yield on other interest-earning assets of 333 basis points due to $2.0 million of dividends recognized in conjunction with the sale of the Company's ownership interest in Vantis Life Insurance Company in 2016.

Interest Expense.  Interest expense increased $1.0 million, or 9.9%, to $11.1 million for 2017 compared to $10.1 million in 2016, primarily due to an increase in the average balance and average rate paid on deposits and the average rate paid on borrowings. Higher interest expense on interest-bearing liabilities reflects net accretion of $288,000 and $518,000 for the years ended December 31, 2017 and 2016, respectively, related to fair value adjustments of deposits and borrowings resulting from the Newport acquisition. The average balance of interest-bearing deposits increased $44.2 million to $982.0 million and the average rate paid on interest-bearing deposits increased six basis points to 0.76% as a result of higher market interest rates.  Contributing to the increase in the average balance of deposit accounts were increases in the average balance of certificate of deposit accounts of $22.6 million and NOW and money market accounts of $22.1 million.  The average balance of FHLB advances decreased $20.9 million while the average rate paid on FHLB advances increased 19 basis points to 1.76% for 2017.  The average rate paid on subordinated debt increased 52 basis points to 2.86%, compared to the same period in 2016, due to increases in the three-month LIBOR rate.

Provision for Loan Losses.  The provision for loan losses decreased $1.5 million to $661,000 in 2017 compared to $2.2 million in 2016, primarily due to reductions in reserves for impaired loans and net loan charge-offs.  At December 31, 2017, nonperforming loans totaled $6.4 million, compared to $5.4 million at December 31, 2016, resulting from increases in nonperforming multi-family and commercial real estate loans of $2.4 million, partially offset by a decrease in nonperforming residential real estate loans of $1.0 million.  For 2017, net loan charge-offs totaled $147,000, consisting primarily of residential real estate loan charge-offs, compared to $233,000 for 2016.

Noninterest Income.  Total noninterest income decreased $4.4 million to $11.2 million in 2017.  The following table shows the components of noninterest income and the dollar and percentage changes from 2016 to 2017.

	Years Ended December 31,		Change
	2017	2016	Dollars	Percent
	(Dollars in Thousands)
Service fees	$6,912	$6,453	$459	7.1%
Wealth management fees	548	1,209	(661)	(54.7)
Increase in cash surrender value of bank-owned life insurance	613	570	43	7.5
Net gain on sale of securities	—	55	(55)	(100.0)
Mortgage banking	1,519	1,203	316	26.3
Net gain on trading securities and derivatives	—	62	(62)	(100.0)
Net loss on disposal of equipment	(4)	(92)	88	(95.7)
Net gain on sale of investment in affiliate	—	5,263	(5,263)	(100.0)
Other	1,573	871	702	80.6
Total noninterest income	$11,161	$15,594	$(4,433)	(28.4)

The decrease in noninterest income was primarily due to the net proceeds of $5.3 million from the sale of the Company's ownership interest in Vantis Life Insurance Company in December 2016. Fees earned from mortgage banking activities increased $316,000 during 2017 due to increased volume and gains on residential fixed-rate loan sales. Service fees increased $459,000 in 2017, compared to the same period in 2016, primarily due to a higher volume of overdraft charges. Other noninterest income increased $702,000 for 2017 as a result of a pre-tax gain of $795,000 on the sale of the Company's trust and asset management business in May 2017. As a result of the sale, wealth management fees decreased $661,000 in 2017.

Noninterest Expenses.  Noninterest expenses decreased $203,000 for 2017 compared to 2016.  The following table shows the components of noninterest expenses and the dollar and percentage changes from 2016 to 2017.

	Years Ended December 31,		Change
	2017	2016	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$20,730	$20,363	$367	1.8%
Occupancy and equipment	6,818	6,793	25	0.4
Computer and electronic banking services	5,271	5,580	(309)	(5.5)
Outside professional services	1,499	1,668	(169)	(10.1)
Marketing and advertising	709	755	(46)	(6.1)
Supplies	502	554	(52)	(9.4)
FDIC deposit insurance and regulatory assessments	755	932	(177)	(19.0)
Contribution to SI Financial Group Foundation	—	500	(500)	(100.0)
Core deposit intangible amortization	601	602	(1)	(0.2)
Other real estate operations	743	350	393	112.3
Other	2,167	1,901	266	14.0
Total noninterest expenses	$39,795	$39,998	$(203)	(0.5)

The decrease in noninterest expenses for 2017, as compared to the same period in 2016, was primarily due to a $500,000 cash contribution made in 2016 to SI Financial Group Foundation, a charitable foundation dedicated to providing assistance to charitable causes within the communities we serve. Salaries and employee benefits increased $367,000 for 2017, as a result of additional commercial lenders in 2017 and lower deferred compensation costs in 2016 because of a post-retirement benefit payout in June 2016. Computer and electronic banking expenses decreased $309,000 for 2017 compared to the same period in 2016 primarily due to the reconfiguration of the telecommunication infrastructure and contract renegotiations with a third party provider. Other noninterest expenses increased by $266,000 primarily due to $373,000 in fraudulent debit card transactions during the first quarter of 2017. Regulatory assessments decreased $177,000 in 2017 due to a lower FDIC assessment rate compared to 2016. Other real estate operations increased $393,000 for 2017 compared to the same period in 2016, primarily due to the foreclosure of six properties as well as holding costs related to the other real estate properties.

Income Tax Provision.  For 2017, the Company recorded an income tax provision of $8.4 million compared to $4.9 million in 2016. The increase in the income tax provision was primarily due to additional income tax expense of$4.0 million as a result of the revaluation of the Company's net deferred tax asset due to the passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the statutory corporate income tax rate from 35% to 21%. This charge was recorded as additional income tax expense in the Company's statement of income for 2017. The effective tax rate was 61.5% and 30.3% for 2017 and 2016, respectively. The higher effective tax rate in 2017 was primarily due to the revaluation of the Company's net deferred tax asset and the lower effective tax rate for 2016 was impacted by the tax-exempt gain on bank-owned life insurance proceeds and the dividend received deduction. See Note 10 in Item 8. Financial Statements and Supplementary Data, for more details.

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

The Bank regularly adjusts its investment in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of the Company’s asset/liability management, funds management and liquidity policies.  The Company’s policy is to maintain liquid assets less short-term liabilities within a range of 9.0% to 20.0% of total assets.  Liquid assets were 9.19% of total assets at December 31, 2018.  Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period.  At December 31, 2018, cash and cash equivalents totaled $87.9 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $143.8 million at December 31, 2018.  On that date, the Bank had FHLB advances outstanding of $151.8 million and no overnight advances outstanding. In addition, at December 31, 2018, the Bank had the ability to borrow an additional $145.1 million from the FHLB, which includes overnight lines of credit of $10.0 million.  Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $25.0 million unsecured line of credit with a financial institution to access federal funds.  The Bank believes its liquid assets combined with the available lines provide adequate liquidity to meet its current financial obligations.

In addition, the Bank believes deposit inflows through its branch network, which is presently comprised of 23 full-service retail banking offices located throughout its primary market area, and the general cash flows from its existing lending and investment activities, will afford it sufficient long-term liquidity.

The Bank’s primary investing activities are the origination, purchase and sale of loans and the purchase of securities.  For the year ended December 31, 2018, the Bank originated $336.1 million of loans and purchased $56.0 million of loans and $34.9 million of securities.  In 2017, the Bank originated $234.5 million of loans and purchased $36.1 million of loans and $32.0 million of securities.

At December 31, 2018, the Bank had $194.8 million in loan commitments outstanding, which included $23.4 million in commitments to grant loans, $59.3 million in unused home equity lines of credit, $67.6 million in commercial lines of credit, $42.8 million in undisbursed construction loans, $1.2 million in overdraft protection lines and $338,000 in standby letters of credit.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds.  The increased liquidity needed to fund asset growth has been provided through proceeds from the sale and maturity of loans and securities and increased deposits.  The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $80.3 million and $77.4 million for the years ended December 31, 2018 and 2017, respectively.

Certificates of deposit due within one year of December 31, 2018 totaled $244.7 million, or 19.0% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment.  To compensate, the Bank has increased the duration of its borrowings with the FHLB.  The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit.  Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows.  The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained.  The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

FHLB advances decreased $18.3 million for the year ended December 31, 2018 and decreased $47.7 million for the year ended December 31, 2017.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group may repurchase shares of its common stock in the future. SI Financial Group's primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to SI Financial Group in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. SI Financial Group believes such restriction will not have an impact on SI Financial Group's ability to meet its ongoing cash obligations. At December 31, 2018 and 2017, SI Financial Group had cash and cash equivalents of $2.2 million and $3.1 million, respectively.

The Company and the Bank have managed their capital to maintain strong protection for depositors and creditors.  The Bank is subject to regulatory capital requirements promulgated by federal bank regulatory agencies, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2018, the Bank met all the capital adequacy requirements to which they were subject and are “well capitalized” under regulatory guidelines.  See Note 14 in Item 8. Financial Statements and Supplementary Data for additional information relating to regulatory capital requirements.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2018.

	Payments Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(In Thousands)
Federal Home Loan Bank advances	$44,269	$75,318	$26,249	$6,000	$151,836
Operating lease obligations (1)	1,382	2,379	1,942	6,315	12,018
Purchase obligations (2)	1,428	2,964	3,114	1,479	8,985
Other long-term liabilities reflected on the balance sheet (3)	—	—	—	8,248	8,248
Total contractual obligations	$47,079	$80,661	$31,305	$22,042	$181,087

(1) Payments are for the lease of real property.
(2) Represents a seven-year agreement entered into on 11/11/2017 with Connecticut Online Computer Center, Inc. for data processing services.
(3) Represents junior subordinated debt owed to an unconsolidated trust.

Off-Balance Sheet Arrangements

As a financial services provider, we are routinely a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of the commitments to extend credit may expire without being drawn upon. The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk at December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$23,441	$60,360
Undisbursed construction loans	42,848	9,027
Undisbursed home equity lines of credit	59,314	56,044
Undisbursed commercial lines of credit	67,576	50,054
Overdraft protection lines	1,249	1,306
Standby letters of credit	338	134
Total commitments	$194,766	$176,925

Commitments to originate loans at December 31, 2018 and 2017 included fixed-rate loan commitments of $13.0 million and $34.1 million, respectively, at interest rates ranging from 3.00% to 6.88% and 2.88% to 6.00%, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include residential and commercial property, accounts receivable, inventory, property, plant and equipment, deposits and securities.

Undisbursed commitments under construction, home equity or commercial lines of credit are commitments for future extensions of credit to existing customers.  Total undisbursed amounts on lines of credit may expire without being fully drawn upon and therefore, do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Letters of credit are primarily issued to support public or private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.

The Bank is a limited partner in three small business investment corporations ("SBICs") as well as an investor in a community economic development organization.  At December 31, 2018, the Bank’s remaining off-balance sheet commitment for the capital investments in the SBICs was $787,000 and no further commitment in the other investment.  See Note 12 in the Company’s Consolidated Financial Statements.

In 2004, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its eligible employees.  In conjunction with the "second step" public stock offering completed in 2011, the Company provided an additional loan to the ESOP totaling $3.1 million to purchase additional common shares. As of December 31, 2018, the remaining principal balance on the ESOP debt totaled $2.6 million.  At December 31, 2018, allocated shares, including shares committed to be allocated to participants, totaled 412,226 and the amount of unallocated common shares held in suspense totaled 264,611, with a fair value of $3.4 million.  See Note 11 in the Company’s Consolidated Financial Statements.

As of December 31, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.  See Note 12 in the Company’s Consolidated Financial Statements.

Impact of Inflation and Changes in Prices

The financial statements and financial data presented within this document have been prepared in accordance with GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the Company’s operations is reflected in increased operating costs. Unlike many other companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of Recent Accounting Standards

For information relating to new accounting pronouncements, reference Note 1 – “Nature of Business and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the Company’s Consolidated Financial Statements.

Common Stock Information

The common stock of the Company is listed on NASDAQ Global Market ("NASDAQ") under the trading symbol "SIFI." As of March 13, 2019, there were 12,054,785 shares of common stock outstanding, which were held by approximately 1,168 shareholders of record.

The following table sets forth the market price and dividend information for the Company's common stock for the periods indicated, as reported by NASDAQ.

	Years Ended December 31,
	2018			2017
	Price Range		Dividends Declared	Price Range		Dividends Declared
	High	Low		High	Low
First Quarter	$15.15	$13.75	$0.06	$15.70	$13.50	$0.05
Second Quarter	15.60	14.05	0.06	16.25	13.95	0.05
Third Quarter	15.20	13.60	0.06	16.45	13.90	0.05
Fourth Quarter	14.40	12.26	0.06	15.70	14.25	0.05

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk
The primary market risk affecting the financial condition and operating results of the Company is interest rate risk.  Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates.  The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of its earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. The Company’s strategy for managing interest rate risk generally is to emphasize the origination of adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company may purchase variable-rate SBA and USDA loans in the secondary market that are fully guaranteed by the U.S. government. These loans have a significantly shorter duration than fixed-rate mortgage loans. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold more longer-term fixed-rate mortgage loans in the secondary market in recent years to manage interest rate risk.  The Company offers 10-year fixed-rate mortgage loans that it retains in its portfolio. The Company may offer attractive rates for existing certificates of deposit accounts to extend their maturities. The Company also uses shorter-term investment securities and longer-term borrowings from the FHLB to help manage interest rate risk.

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

In January 2012, the Company entered into an interest rate swap agreement with a third-party financial institution with a notional amount of $15.0 million, whereby the counterparty will pay a variable rate equal to three-month LIBOR and the Company will pay a fixed-rate of 1.26%. The agreement was effective January 11, 2012 and terminated on January 11, 2017. This agreement was not designated as a hedging instrument.

Quantitative Aspects of Market Risk
The Company analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulations.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The Company’s goal is to manage asset and liability positions to moderate the effect of interest rate fluctuations on net interest income.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that, in turn, affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income at December 31, 2018.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(4.68)%	(4.17)%
200 basis point increase in rates	5.85	4.11
300 basis point increase in rates	7.56	3.96

As indicated by the results of the above scenarios, net interest income would be adversely affected (within our internal guidelines) if rates decreased 100 basis points in the 12- and 24-month periods. Conversely, net interest income would be positively impacted if rates increased 200 or 300 basis points in the 12- and 24-month periods as a result of the Company's strategy to position the balance sheet for the anticipated increase in market interest rates. The Company's strategy for mitigating interest rate risk includes the purchase of adjustable-rate investment securities that will reprice in a rising rate environment, selling longer-term and lower-rate fixed-rate residential mortgage loans in the secondary market, extending the duration of FHLB advances and utilizing certain derivative instruments such as forward loan sale commitments to manage the risk of loss associated with its mortgage banking activities and interest rate swap agreements for certain longer-term commercial loans to manage exposure to interest rate movement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of SI Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SI Financial Group, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2019 expressed an unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2005.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 18, 2019

Item 8.  Financial Statements and Supplementary Data.

SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2018	2017
ASSETS:
Cash and due from banks:
Noninterest-bearing	$17,433	$16,872
Interest-bearing	70,496	66,614
Total cash and cash equivalents	87,929	83,486

Available for sale securities, at fair value	143,822	154,053
Loans held for sale	1,915	835
Loans receivable (net of allowance for loan losses of $14,682 and $12,334 at December 31, 2018 and 2017, respectively)	1,312,565	1,237,174
Federal Home Loan Bank stock, at cost	9,035	9,856
Federal Reserve Bank Stock, at cost	3,638	3,636
Bank-owned life insurance	34,633	33,726
Premises and equipment, net	19,552	19,409
Goodwill and other intangibles	16,291	16,893
Accrued interest receivable	4,921	4,784
Deferred tax asset, net	6,921	6,412
Other real estate owned, net	720	1,226
Other assets	7,885	9,466
Total assets	$1,649,827	$1,580,956

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$250,065	$220,877
Interest-bearing	1,037,966	987,170
Total deposits	1,288,031	1,208,047

Mortgagors' and investors' escrow accounts	4,701	4,418
Federal Home Loan Bank advances	151,836	170,094
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	24,883	21,668
Total liabilities	1,477,699	1,412,475

Commitments and contingencies (Notes 6, 11 and 12)

Shareholders' Equity:
Preferred stock ($0.01 par value per share; 1,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value per share; 35,000,000 shares authorized; 12,054,785 shares and 12,242,434 shares issued and outstanding at December 31, 2018 and 2017, respectively)	121	122
Additional paid-in capital	126,153	126,540
Unallocated common shares held by ESOP	(2,208)	(2,688)
Unearned restricted shares	(226)	(235)
Retained earnings	50,426	46,176
Accumulated other comprehensive loss	(2,138)	(1,434)
Total shareholders' equity	172,128	168,481
Total liabilities and shareholders' equity	$1,649,827	$1,580,956
See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2018	2017	2016
Interest and dividend income:
Loans, including fees	$53,098	$49,272	$46,544
Securities:
Taxable interest	2,990	3,183	3,376
Tax-exempt interest	54	56	56
Dividends	762	713	676
Other	1,267	763	2,259
Total interest and dividend income	58,171	53,987	52,911

Interest expense:
Deposits	9,550	7,497	6,580
Federal Home Loan Bank advances	3,186	3,348	3,310
Subordinated debt and other borrowings	312	236	193
Total interest expense	13,048	11,081	10,083

Net interest income	45,123	42,906	42,828

Provision for loan losses	3,143	661	2,190

Net interest income after provision for loan losses	41,980	42,245	40,638

Noninterest income:
Service fees	7,145	6,912	6,453
Wealth management fees	25	548	1,209
Increase in cash surrender value of bank-owned life insurance	907	613	570
Net gain on sale of securities	—	—	55
Mortgage banking	1,061	1,519	1,203
Net gain on derivatives	—	—	62
Net gain on sale of investment in affiliate	—	—	5,263
Net loss on disposal of equipment	(6)	(4)	(92)
Other	2,107	1,573	871
Total noninterest income	11,239	11,161	15,594

Noninterest expenses:
Salaries and employee benefits	21,591	20,730	20,363
Occupancy and equipment	6,806	6,818	6,793
Computer and electronic banking services	5,194	5,271	5,580
Outside professional services	1,280	1,499	1,668
Marketing and advertising	917	709	755
Supplies	569	502	554
FDIC deposit insurance and regulatory assessments	695	755	932
Contribution to SI Financial Group Foundation	—	—	500
Merger expenses	1,090	—	—
Core deposit intangible amortization	602	601	602
Other real estate operations	287	743	350
Other	2,034	2,167	1,901
Total noninterest expenses	41,065	39,795	39,998

Income before income tax provision	12,154	13,611	16,234
Income tax provision	2,589	8,369	4,924
Net income	$9,565	$5,242	$11,310

Earnings per share:
Basic	$0.81	$0.44	$0.96
Diluted	$0.80	$0.44	$0.95
See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2018	2017	2016

Net income	$9,565	$5,242	$11,310

Other comprehensive loss, net of tax:
Available for sale securities:
Net unrealized holding losses	(704)	(517)	(455)
Reclassification adjustment for gains recognized in net income(1)	—	—	(36)
Net unrealized holding losses on available for sale securities	(704)	(517)	(491)
Other comprehensive loss	(704)	(517)	(491)
Comprehensive income	$8,861	$4,725	$10,819

(1) Pre-tax amounts are included in net gain on the sale of securities in noninterest income on the consolidated statements of income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2018, 2017 and 2016 was $0, $0 and $19,000, respectively.

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Dollars

Balance at December 31, 2015	12,218,818	$122	$124,997	$(3,648)	$(815)	$33,864	$(190)	$154,330

Comprehensive income	—	—	—	—	—	11,310	(491)	10,819
Cash dividends declared ($0.16 per share)	—	—	—	—	—	(1,889)	—	(1,889)
Equity incentive plan compensation	—	—	408	—	474	—	—	882
Allocation of 48,638 ESOP shares	—	—	188	480	—	—	—	668
Tax benefit from share-based compensation	—	—	28	—	—	—	—	28
Stock options exercised	7,892	—	67	—	—	—	—	67
Common shares repurchased	(13,806)	—	(60)	—	—	(118)	—	(178)
Balance at December 31, 2016	12,212,904	122	125,628	(3,168)	(341)	43,167	(681)	164,727

Comprehensive income	—	—	—	—	—	5,242	(517)	4,725
Cumulative effect adjustment for change in accounting principle for reclassification of stranded tax effect from change in tax law	—	—	—	—	—	236	(236)	—
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(2,372)	—	(2,372)
Equity incentive plan compensation	—	—	275	—	106	—	—	381
Allocation of 48,638 ESOP shares	—	—	247	480	—	—	—	727
Stock options exercised	54,362	—	664	—	—	—	—	664
Common shares repurchased	(24,832)	—	(274)	—	—	(97)	—	(371)
Balance at December 31, 2017	12,242,434	122	126,540	(2,688)	(235)	46,176	(1,434)	168,481

Comprehensive income	—	—	—	—	—	9,565	(704)	8,861
Cash dividends declared ($0.24 per share)	—	—	—	—	—	(2,838)	—	(2,838)
Equity incentive plan compensation	—	—	196	—	9	—	—	205
Allocation of 48,638 ESOP shares	—	—	210	480	—	—	—	690
Stock options exercised	166,443	2	1,731	—	—	—	—	1,733
Common shares repurchased	(354,092)	(3)	(2,524)	—	—	(2,477)	—	(5,004)
Balance at December 31, 2018	12,054,785	$121	$126,153	$(2,208)	$(226)	$50,426	$(2,138)	$172,128
See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$9,565	$5,242	$11,310
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,143	661	2,190
Employee stock ownership plan expense	690	727	668
Equity incentive plan expense	205	381	882
Excess tax benefit from share-based compensation	—	—	(28)
Amortization of investment premiums and discounts, net	1,124	1,085	858
Amortization of loan premiums and discounts, net	637	1,085	1,601
Depreciation and amortization of premises and equipment	2,252	2,230	2,374
Amortization of core deposit intangible	602	601	602
Net gain on sales of securities	—	—	(55)
Net gain on fair value of derivatives	—	—	(62)
Deferred income tax provision (benefit)	(321)	3,513	(444)
Loans originated for sale	(61,990)	(53,541)	(37,816)
Proceeds from sale of loans held for sale	61,057	54,936	38,803
Net gain on sales of loans held for sale	(421)	(1,192)	(916)
Net gain on sale of investment in affiliate	—	—	(5,263)
Net loss on disposal of equipment	6	4	92
Net loss on sales or write-downs of other real estate owned	82	269	66
Increase in cash surrender value of bank-owned life insurance	(907)	(613)	(570)
Change in operating assets and liabilities:
Accrued interest receivable	(137)	(349)	(152)
Other assets	1,855	(2,506)	130
Accrued expenses and other liabilities	3,215	(3,419)	2,037
Net cash provided by operating activities	20,657	9,114	16,307

Cash flows from investing activities:
Purchases of available for sale securities	(34,931)	(32,008)	(29,493)
Proceeds from sales of available for sale securities	—	—	9,014
Proceeds from maturities of and principal repayments on available for sale securities	43,146	35,453	34,697
Purchases of Federal Home Loan Bank stock	—	(69)	(1)
Purchases of Federal Reserve Bank stock	(2)	(12)	(3)
Redemption of Federal Home Loan Bank stock	821	2,375	713
Loan principal collections (originations), net	(23,442)	16,632	(22,169)
Purchases of loans	(55,951)	(36,123)	(37,702)
Proceeds from sales of other real estate owned	646	865	685
Purchases of premises and equipment	(2,401)	(1,755)	(1,162)
Proceeds from bank-owned life insurance	—	—	1,201
Purchases of bank-owned life insurance	—	(11,820)	—
Proceeds from sale of investment in affiliate	—	—	5,581
Net cash used in investing activities	(72,114)	(26,462)	(38,639)

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded) (In Thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Net increase in deposits	79,984	77,362	72,668
Net increase in mortgagors' and investors' escrow accounts	283	30	880
Proceeds from Federal Home Loan Bank advances	25,087	23,500	51,500
Repayments of Federal Home Loan Bank advances, net of amortization of discount	(43,345)	(71,165)	(68,336)
Excess tax benefit from share-based compensation	—	—	28
Stock options exercised	1,733	501	67
Cash dividends on common stock	(2,838)	(2,372)	(1,889)
Common shares repurchased	(5,004)	(208)	(178)
Net cash provided by financing activities	55,900	27,648	54,740

Net change in cash and cash equivalents	4,443	10,300	32,408
Cash and cash equivalents at beginning of year	83,486	73,186	40,778
Cash and cash equivalents at end of year	$87,929	$83,486	$73,186

Supplemental cash flow information:
Interest paid	$13,070	$11,107	$10,080
Income taxes paid, net	3,444	7,067	3,020
Transfer of loans to other real estate owned	222	894	1,129
Stock options exercised by net-share settlement	1,660	163	—

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in accordance with GAAP and general practices within the banking industry.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheets and reported amounts of revenues and expenses for the years presented.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes and the impairment of long-lived assets.

Reclassifications
Certain amounts in the Company’s prior year consolidated financial statements were reclassified to conform to the current year presentation.  Such reclassifications had no effect on net income.

Significant Group Concentrations of Credit Risk
A majority of the Company’s activities are with customers located within eastern Connecticut and Rhode Island.  The Company does not have any significant concentrations in any one industry or customer.  See Notes 3 and 4 for details relating to the Company’s investment and lending activities.

Cash and Cash Equivalents and Statements of Cash Flows
Cash and due from banks, federal funds sold and short-term investments with maturities at the date of purchase of less than 90 days are recognized as cash equivalents in the statements of cash flows.  Federal funds sold generally mature in one day.  For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash flows from loans and deposits are reported on a net basis.  The Company maintains amounts due from banks and federal funds sold that, at times, may exceed federally insured limits.  The Company has not experienced any losses from such concentrations.

Fair Value Hierarchy
The Company groups its assets and liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include assets or liabilities whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as assets or liabilities for which the determination of fair value requires significant management judgment or estimation.

Transfers between levels are recognized at the end of a reporting period, if applicable.

Securities
Management determines the appropriate classification of securities at the date individual securities are acquired, and the appropriateness of such classification is reassessed at each reporting date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities that are held principally for trading in the near term are classified as “trading securities.”  Trading securities are carried at fair value, with unrealized gains and losses recognized in earnings.  Interest and dividends are included in net interest income.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss, net of taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

At each reporting period, the Company evaluates securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other than temporary. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment ("OTTI") condition, such as the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuers.  OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and noncredit-related OTTI is recognized in other comprehensive loss, net of applicable taxes.  See Notes 3 and 15 for more details.

Federal Home Loan Bank Stock
The Bank, as a member of the FHLB, is required to maintain an investment in the capital stock of the FHLB.  The stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on its stock.  The stock is redeemable at par by the FHLB and the Company’s ability to redeem the shares owned is dependent on the redemption practices of the FHLB.  The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  No impairment charges were recognized for the years ended December 31, 2018, 2017 or 2016.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Federal Reserve Bank Stock
The Bank, as a member of the FRB, is required to maintain an investment in capital stock of the FRB. The stock has no quoted market value and is carried at cost. The Company reviews its investment in FRB stock for impairment based on the ultimate recoverability of the cost basis in FRB stock. No impairment charges were recognized for the years ended December 31, 2018, 2017 or 2016.

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.  Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date and reported within mortgage banking activities on the accompanying consolidated statements of income.

Loans Receivable
Loans receivable are stated at current unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs.  Management has the ability and intent to hold its loans receivable for the foreseeable future or until maturity or pay-off.

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for residential and commercial mortgage loans and commercial business loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not typically identify individual consumer loans for impairment disclosures unless such loans are subject to a troubled debt restructuring (“TDR”) agreement.

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and concessions have been made to the original contractual terms due to the borrower's financial condition that would not otherwise be considered for a borrower with similar risk characteristics such as reductions of interest rates, deferral of interest or principal payments or maturity extensions, the modification is considered a TDR.  Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company’s Collections Department for resolution, which may result in foreclosure.

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

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic and real estate market conditions, adverse situations that may affect a borrower’s ability to repay, estimated value

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

of any underlying collateral, historical loan loss experience, the amount and trends of nonperforming loans, delinquencies, classified assets and loan charge-offs and evaluations of loans and other relevant factors.

The allowance for loan losses consists of the following key elements:

◦
Specific allowance for identified impaired loans.  For loans identified as impaired, an allowance is established when the present value of expected cash flows (or observable market price of the loan or fair value of the collateral if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan. In the determination of the specific allowance for loan losses, management may obtain independent appraisals for significant properties, when necessary.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

In computing the allowance for loan losses, we do not assign a general valuation allowance to the Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans that we purchase as such loans are fully guaranteed.  These loans are included in commercial business loans.

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut and Rhode Island. To a lesser extent, certain commercial real estate loans are secured by collateral located outside of our primary market area, with concentrations in Massachusetts and New Hampshire. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in local market conditions.

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

Loans Acquired with Deteriorating Credit Quality
Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. Applicable guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimable. Such loans are considered to be accruing because their interest income relates to the accretable yield and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment.

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

Loan origination fees, direct loan origination costs and loan purchase premiums are deferred and the net amount is recognized as an adjustment of the related loan's yield utilizing the interest method over the contractual life of the loan. In addition, discounts related to fair value adjustments for loans receivable acquired in a business combination or asset purchase are accreted into earnings over the contractual term as an adjustment of the related loan's yield. The Company periodically evaluates the cash flows expected to be collected for loans acquired with deteriorated credit quality. Changes in the expected cash flows compared to the expected cash flows as of the date of acquisition may impact the accretable yield or result in a charge to the provision for loan losses to the extent of a shortfall.

Derivative Instruments Not Designated As Hedging Instruments
Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in other noninterest income.

Interest Rate Swap Agreements - The Company does not use derivatives for trading or speculative purposes. Interest rate swap derivatives not designated as hedges are offered to certain qualifying commercial customers to manage the Company's exposure to interest rate movements but do not meet the strict hedge accounting as defined by the Financial Accounting Standards Board ("FASB") (Topic 815) per "Derivatives and Hedging." The interest rate swap agreement enables the customer to synthetically fix the interest rate on a variable rate loan. The customer pays a variable rate and enters into a fixed rate swap agreement with the Company. The credit risk associated with the interest rate swap derivatives executed with these customers is essentially the same as that involved in extending loans and is subject to the Company's normal credit policies. The Company obtains collateral, if needed, based upon its assessment of the customers' credit quality. Generally, interest rate swap agreements are offered to "pass" rated customers requesting long-term commercial loans or commercial mortgages in amounts generally of at least $1.0 million. The interest rate swap agreements with our customers are cross-collateralized by the loan collateral and do not have any embedded interest rate caps or floors.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Derivative Loan Commitments - Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking within noninterest income.

Forward Loan Sale Commitments - To protect against the price risk inherent in the exercise of derivative loan commitments, the Company utilizes both “mandatory delivery” and "best efforts" forward loan sale commitments. Mandatory delivery contracts and best efforts contracts are accounted for as derivative instruments.  Mandatory and best efforts delivery forward loan sale commitments are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking within noninterest income.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets.

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan.  In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest.  If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing.  In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Other Real Estate Owned
Other real estate owned consists of properties acquired through, or in lieu of, loan foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of carrying amount or fair value less estimated costs of disposal.  Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.  Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in noninterest expenses.  Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in noninterest expenses upon disposal.

Premises and Equipment
Land is carried at cost.  Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the estimated economic lives of the improvements or the expected lease terms.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

The estimated useful lives of the assets are as follows:

Classification	Estimated Useful Lives
Buildings	5 to 40 years
Furniture and equipment	3 to 10 years
Leasehold improvements	5 to 20 years

Gains and losses on dispositions are recognized upon realization.  Maintenance and repairs are expensed as incurred and improvements are capitalized.

Bank-owned Life Insurance
Bank-owned life insurance policies are presented on the consolidated balance sheets at cash surrender value. Changes in cash surrender value, as well as gains on the surrender of policies, are reflected in noninterest income in the consolidated statements of income and are not subject to income taxes.  See Note 11 for additional discussion.

Servicing
The Company services mortgage loans for others.  Mortgage servicing assets are recognized as separate assets at fair value when rights are acquired through purchase or retained through the sale of loans.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the capitalized amount for the stratum.  Changes in the valuation allowance are reported in loan servicing fee income. Servicing fee income is recorded for fees earned for servicing loans, which is included in mortgage banking income.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Impairment of Long-lived Assets
Long-lived assets, including premises and equipment and certain identifiable intangible assets that are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to earnings.

Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable intangible and other assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant.

Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. For the year ended December 31, 2018, management determined that it was not more likely than not that the fair value of the reporting unit (the consolidated Company) was less than its carrying amount. If management had determined otherwise, the two-step process would have been completed to determine the impairment and necessary write-down of goodwill.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Other Investments
The Company is a limited partner in three Small Business Investment Companies ("SBICs") which are licensed by the Small Business Administration.  They provide mezzanine financing and private equity investments to small companies which may not otherwise qualify for standard bank financing.  The Company records its investment in these SBICs at cost and evaluates its investment for impairment on a quarterly basis.  Impairment that is considered by management to be other-than-temporary results in a write-down of the investment which is recognized as a charge to earnings.  See Note 12 regarding the Bank's investment in and outstanding capital commitments to the limited partnerships.

Related Party Transactions
Directors, officers and affiliates of the Company and the Bank have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. See Note 13 for details regarding related party transactions.

Employee Stock Ownership Plan
The two loans to the ESOP are repaid from the Bank’s contributions to the ESOP and dividends payable on common stock held by the ESOP over 15 years for the first loan and 20 years for the second loan.  Unearned compensation applicable to the ESOP is reflected as a reduction of shareholders’ equity on the consolidated balance sheets. Compensation expense is recognized as ESOP shares are committed to be released and is based on the average fair market value of the shares during the period.  The difference between the average fair value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital. Unallocated ESOP shares are not considered outstanding for calculating earnings per share. Dividends paid on allocated ESOP shares are charged to retained earnings and dividends paid on unallocated ESOP shares are used to satisfy debt service.  See Note 11 for additional discussion.

Equity Incentive Plan
The Company measures and recognizes compensation cost relating to share-based compensation based on the grant date fair value of the equity instruments issued.  Share-based compensation is recognized on a straight-line basis over the period of service or performance for the award. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted based on actual forfeiture experience.  The fair value of each restricted stock allocation, equal to the market price at the date of grant, is recorded as unearned restricted shares.  The fair value of each stock option award is determined on the date of grant using the Black-Scholes option pricing model, which includes several assumptions such as expected volatility, dividends, term and risk-free rate for each stock option award.  See Note 11 for additional discussion.

Income Taxes
Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Tax Cuts and Jobs Act (the "Act"), which was enacted on December 22, 2017, reduced the corporate income tax rate from 35% to 21%.  Accordingly, the Company revalued its net deferred tax asset resulting in a reduction in the value of its net deferred tax asset, which was recognized in the consolidated financial statements as additional income tax expense for the year ended December 31, 2017. The Company has developed a reasonable estimate of the other provisions of the Act in determining its current year income tax provision. See Note 10 for details regarding income taxes.

The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities.  These judgments require the Company to make projections of future taxable

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

income.  These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The Company does not have any uncertain tax positions which require accrual or disclosure at December 31, 2018 or 2017.  In accordance with the provisions of applicable accounting guidance, in future periods, the Company may record a liability for unrecognized tax benefits related to the recognition, derecognition or change in measurement of a tax position as a result of new tax positions, changes in management’s judgment about the level of uncertainty of existing tax positions, expiration of open income tax returns due to the statutes of limitation, status of examinations and litigation and legislative activity.  The Company has elected to report future interest and penalties related to unrecognized tax benefits, if any, as income tax expense in the Company’s consolidated statements of income.  An immaterial amount of interest or penalties were recorded for the years ended December 31, 2018, 2017 or 2016.

The Company records excess tax benefits or deficiencies from share-based compensation in income tax expense in the income statement as part of the provision for income taxes beginning in 2017. Previously, such amounts were recorded to additional paid in capital. For interim reporting purposes the excess tax benefits or deficiencies from share-based compensation are recorded as discrete items in the period in which they occur. The presentation of the excess tax benefits from share-based compensation is presented as an operating activity in the statement of cash flows. In addition, when calculating incremental shares for earnings per share, the Company excludes from assumed proceeds excess tax benefits from share-based compensation that previously would have been recorded in additional paid-in capital.

Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and certain cash flow hedges, are reported as a separate component of shareholders’ equity, such items, along with net income, are components of comprehensive income.  See Note 15 for components of other comprehensive loss and the related tax effects.

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

Earnings Per Share
Basic earnings per share is calculated by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Unvested restricted shares are considered outstanding in the computation of basic earnings per share since the shares participate in dividends and the rights to the dividends are non-forfeitable.  Diluted earnings per share is computed in a manner similar to basic earnings per share except the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.  The Company’s common stock equivalents relate solely to stock options.  Repurchased common shares and unallocated common shares held by the ESOP are not deemed outstanding for earnings per share calculations.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. Options for 135,321, 151,492 and 147,543 common shares for the years ended December 31, 2018, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

The computation of earnings per share is as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars In Thousands, Except Per Share Amounts)

Net income	$9,565	$5,242	$11,310
Weighted average common shares outstanding:
Basic	11,809,899	11,859,401	11,806,927
Effect of dilutive stock options	80,133	67,118	61,195
Diluted	11,890,032	11,926,519	11,868,122

Earnings per share:
Basic	$0.81	$0.44	$0.96
Diluted	$0.80	$0.44	$0.95

Business Segment Reporting
Public companies are required to report (i) certain financial and descriptive information about “reportable operating segments,” as defined, and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers.  An operating segment is a component of a business for which separate financial information is available and evaluated regularly by the Company's management team in deciding how to allocate resources and evaluate performance.  The Company’s operations are limited to financial services provided within the framework of a community bank, and decisions are generally based on specific market areas and or product offerings.  Accordingly, based on the financial information presently evaluated by the Company's management team, the Company’s operations are aggregated in one reportable operating segment.

Advertising Costs
Advertising costs are expensed as incurred.

Recent Accounting Pronouncements
Leases (Topic 842) - In February 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, based on the current level of long-term leases in place, this is not expected to be material to the Company's consolidated financial statements.

Financial Instruments - Credit Losses (Topic 326) - In June 2016, the FASB issued guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available for sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to current accounting guidance, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The update also simplifies the accounting model for purchased credit-impaired debt securities and loans. Disclosure requirements under the update have been expanded to include the entity's assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by year of origination. The update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which a cumulative-effect to equity will be recognized in the period of adoption. Management has developed a focus team that is reviewing and monitoring additional developments and accounting guidance to determine the impact to the Company's consolidated financial statements. Management is evaluating the models and related requirements and has developed an implementation plan which includes a software solution.

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350) - In January, 2017, the FASB issued guidance aimed at simplifying the subsequent measurement of goodwill. Under these amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from tax deductible goodwill on the carrying amount of a reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update should be applied on a prospective basis and are effective for annual and goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - In March 2017, the FASB issued guidance shortening the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements due to limited holdings with callable features.

Income Statement - Reporting Comprehensive Income (Topic 220) - In February 2018, the FASB amended Topic 220 to allow reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act. The amount of the reclassification consists of the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The amendment is effective for all entities for the interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted, including interim periods in those years. The Company

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

adopted the amendment as of December 31, 2017, which resulted in a reclassification of the deferred tax asset related to the unrealized holding losses on available for sale securities of $236,000.

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

NOTE 2.  RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain cash reserve balances against its respective transaction accounts and non-personal time deposits.  At December 31, 2018 and 2017, the Bank was required to maintain cash and liquid asset reserves of $1.6 million in each of those years.

NOTE 3.  SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$58,296	$145	$(1,403)	$57,038
Government-sponsored enterprises	9,969	39	(63)	9,945
Mortgage-backed securities:(1)
Agency - residential	74,412	113	(1,586)	72,939
Non-agency - residential	51	—	(4)	47
Collateralized debt obligations	786	40	—	826
Obligations of state and political subdivisions	500	—	—	500
Tax-exempt securities	2,516	13	(2)	2,527
Total available for sale securities	$146,530	$350	$(3,058)	$143,822

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises ("GSEs").  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$62,749	$17	$(998)	$61,768
Government-sponsored enterprises	9,212	16	(11)	9,217
Mortgage-backed securities:(1)
Agency - residential	79,134	231	(1,135)	78,230
Non-agency - residential	70	—	(5)	65
Collateralized debt obligations	1,090	34	—	1,124
Obligations of state and political subdivisions	500	—	—	500
Tax-exempt securities	3,114	37	(2)	3,149
Total available for sale securities	$155,869	$335	$(2,151)	$154,053

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or GSEs. Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

At December 31, 2018 and 2017, U.S. government and agency obligations, government-sponsored enterprise securities and mortgage-backed agency securities with an amortized cost of $36.2 million and $35.1 million, respectively, and a fair value of $35.8 million and $35.1 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost and fair value of debt securities by contractual maturities at December 31, 2018 are presented below.  Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions.  Because mortgage-backed securities ("MBS") are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$5,021	$5,010
After 1 but within 5 years	25,506	25,284
After 5 but within 10 years	3,111	3,148
After 10 years	38,429	37,394
	72,067	70,836
Mortgage-backed securities	74,463	72,986
Total debt securities	$146,530	$143,822

The following is a summary of realized gains and losses on the sale of securities for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Gross gains on sales	$—	$—	$55
Gross losses on sales	—	—	—
Net gain on sale of securities	$—	$—	$55

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

The tax provision applicable to the above net realized gains amounted to $0, $0 and $19,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Proceeds from the sale of available for sale securities totaled $0.0 million, $0.0 million and $9.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following tables present information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2018:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$2,982	$12	$35,673	$1,391	$38,655	$1,403
Government-sponsored enterprises	2,962	9	3,949	54	6,911	63
Mortgage-backed securities:
Agency - residential	5,310	22	51,840	1,564	57,150	1,586
Non-agency - residential	—	—	47	4	47	4
Tax-exempt securities	321	1	540	1	861	2
Total	$11,575	$44	$92,049	$3,014	$103,624	$3,058

	Less Than 12 Months		12 Months Or More		Total
December 31, 2017:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$28,871	$156	$26,461	$842	$55,332	$998
Government-sponsored enterprises	5,992	7	259	4	6,251	11
Mortgage-backed securities:
Agency - residential	34,562	239	32,572	896	67,134	1,135
Non-agency - residential	—	—	65	5	65	5
Tax-exempt securities	1,116	2	—	—	1,116	2
Total	$70,541	$404	$59,357	$1,747	$129,898	$2,151

Management believes no individual unrealized loss as of December 31, 2018 represents an other-than-temporary impairment based on its detailed quarterly review of the securities portfolio.  Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which the issue is below book value, as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not the Company will be required to sell the debt security before recovering its cost.  The Company also considers whether the depreciation is due to interest rates, market changes or credit risk.  The services of an independent third-party are utilized by the Company to provide information used to assist in the impairment analysis.

At December 31, 2018, 76 debt securities with gross unrealized losses had aggregate depreciation of approximately 2.9% of the Company’s amortized cost basis.  The majority of the unrealized losses related to the Company’s mortgage-backed securities.  For the years ended December 31, 2018, 2017 and 2016, the Company recognized no impairment charges on investments deemed other-than-temporarily impaired. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

statements of whether the applicable investments within the Company’s securities portfolio were other-than-temporarily impaired at December 31, 2018.

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

Mortgage-backed Securities - Non-agency - Residential.  The unrealized losses on the Company’s non-agency-residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit loss was identified.

Tax-exempt securities. The unrealized losses on the Company's tax-exempt securities relate to two investments in general obligation bonds. Interest on these bonds is paid by the Federal Government and there is a sinking fund for principal repayment, which is on schedule. The Company does not expect these securities to settle at a price less than par value.

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company's loan portfolio at December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$384,353	$397,277
Multi-family and commercial	568,889	481,998
Construction	43,320	28,765
Total real estate loans	996,562	908,040

Commercial business loans:
SBA and USDA guaranteed	68,481	89,514
Time share	39,391	50,526
Condominium association	35,899	27,096
Medical loans	37,454	27,803
Other	97,220	88,566
Total commercial business loans	278,445	283,505

Consumer loans:
Home equity	47,502	53,480
Indirect automobile	—	57
Other	1,569	1,835
Total consumer loans	49,071	55,372

Total loans	1,324,078	1,246,917

Deferred loan origination costs, net of fees	3,169	2,591
Allowance for loan losses	(14,682)	(12,334)
Loans receivable, net	$1,312,565	$1,237,174

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and, therefore, are not included in the Company's accompanying consolidated balance sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower's lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2018 and 2017, the Company was servicing loans for participations aggregating $9.5 million and $12.6 million, respectively.

The Company purchased commercial loans totaling $56.0 million, $36.1 million and $37.7 million during 2018, 2017 and 2016, respectively.

Allowance for Loan Losses
Changes in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total

	(In Thousands)

Balance at December 31, 2015	$1,036	$5,033	$516	$2,625	$653	$9,863
Provision for loan losses	293	631	436	632	198	2,190
Loans charged-off	(208)	(50)	—	(68)	(124)	(450)
Recoveries of loans previously charged-off	28	110	—	77	2	217
Balance at December 31, 2016	1,149	5,724	952	3,266	729	11,820
Provision (credit) for loan losses	43	903	(319)	40	(6)	661
Loans charged-off	(102)	—	—	(79)	(58)	(239)
Recoveries of loans previously charged-off	3	—	—	81	8	92
Balance at December 31, 2017	1,093	6,627	633	3,308	673	12,334
Provision (credit) for loan losses	177	1,513	487	1,028	(62)	3,143
Loans charged-off	(88)	—	—	(780)	(2)	(870)
Recoveries of loans previously charged-off	14	—	—	43	18	75
Balance at December 31, 2018	$1,196	$8,140	$1,120	$3,599	$627	$14,682

Further information pertaining to the allowance for loan losses at December 31, 2018 and 2017 is as follows:

December 31, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$283	$1,346	$—	$266	$27	$1,922
Allowance for loans individually or collectively evaluated and not deemed to be impaired	913	6,794	1,120	3,333	600	12,760
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,196	$8,140	$1,120	$3,599	$627	$14,682

Loans individually evaluated and deemed to be impaired	$5,837	$12,056	$—	$495	$307	$18,695
Loans individually or collectively evaluated and not deemed to be impaired	378,516	556,173	43,320	277,950	48,764	1,304,723
Amount of loans acquired with deteriorated credit quality	—	660	—	—	—	660
Total loans	$384,353	$568,889	$43,320	$278,445	$49,071	$1,324,078

December 31, 2017	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$231	$251	$—	$—	$—	$482
Allowance for loans individually or collectively evaluated and not deemed to be impaired	862	6,376	633	3,308	673	11,852
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,093	$6,627	$633	$3,308	$673	$12,334

Loans individually evaluated and deemed to be impaired	$5,113	$9,646	$—	$334	$292	$15,385
Loans individually or collectively evaluated and not deemed to be impaired	392,164	470,433	28,765	283,171	55,080	1,229,613
Amount of loans acquired with deteriorated credit quality	—	1,919	—	—	—	1,919
Total loans	$397,277	$481,998	$28,765	$283,505	$55,372	$1,246,917

Past Due Loans
The following represents an aging of loans at December 31, 2018 and 2017:

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,585	$1,233	$2,331	$9,149	$375,204	$384,353	$—
Multi-family and commercial	1,441	295	1,513	3,249	565,640	568,889	522
Construction	—	—	—	—	43,320	43,320	—
Commercial Business:
SBA and USDA guaranteed	993	—	—	993	67,488	68,481	—
Time share	—	—	—	—	39,391	39,391	—
Condominium association	—	—	—	—	35,899	35,899	—
Medical loans	43	—	—	43	37,411	37,454	—
Other	324	—	325	649	96,571	97,220	—
Consumer:
Home equity	247	54	109	410	47,092	47,502	—
Other	2	1	1	4	1,565	1,569	—
Total	$8,635	$1,583	$4,279	$14,497	$1,309,581	$1,324,078	$522

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,243	$1,582	$1,280	$9,105	$388,172	$397,277
Multi-family and commercial	3,633	—	27	3,660	478,338	481,998
Construction	—	—	—	—	28,765	28,765
Commercial Business:
SBA and USDA guaranteed	483	—	—	483	89,031	89,514
Time share	—	—	—	—	50,526	50,526
Condominium association	—	—	—	—	27,096	27,096
Medical loans	139	99	—	238	27,565	27,803
Other	77	183	26	286	88,280	88,566
Consumer:
Home equity	475	—	—	475	53,005	53,480
Indirect automobile	2	3	—	5	52	57
Other	8	—	—	8	1,827	1,835
Total	$11,060	$1,867	$1,333	$14,260	$1,232,657	$1,246,917

Impaired and Nonaccrual Loans
The following is a summary of impaired and nonaccrual loans at December 31, 2018 and 2017:

	Impaired Loans (1)
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,863	$3,863		$3,153
Multi-family and commercial	7,854	7,854		2,996
Commercial business - Other	68	68		68
Consumer - Home equity	172	172		172
Consumer - Other	—	—		2
Total impaired loans without valuation allowance	11,957	11,957		6,391

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	$1,974	$1,985	$283	$504
Multi-family and commercial	4,862	4,862	1,346	2,108
Commercial business - Other	427	1,055	266	257
Consumer - Home equity	135	135	27	36
Total impaired loans with valuation allowance	7,398	8,037	1,922	2,905
Total impaired loans	$19,355	$19,994	$1,922	$9,296

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport" or "Newport Federal") merger and performing troubled debt restructurings. Some loans acquired with deteriorated credit quality have not been included as a result of sustained performance.

	Impaired Loans (1)
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,097	$3,156		$2,024
Multi-family and commercial	7,120	7,317		3,169
Commercial business - Other	308	308		298
Consumer - Home equity	292	292		192
Consumer - Indirect automobile	—	—		1
Total impaired loans without valuation allowance	10,817	11,073		5,684

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	$2,016	$2,027	$231	$381
Multi-family and commercial	4,029	4,029	251	313
Commercial business - Other	26	26	—	26
Total impaired loans with valuation allowance	6,071	6,082	482	720
Total impaired loans	$16,888	$17,155	$482	$6,404

(1) Includes loans acquired with deteriorated credit quality from the Newport merger and performing troubled debt restructurings. Some loans acquired with deteriorated credit quality have not been included as a result of sustained performance.

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the present value of expected cash flows (or observable market price of loan or fair value of the collateral if the loan is collateral dependent) are lower than the carrying value of the loan.  For the periods presented, the Company concluded certain impaired loans required no valuation allowance as a result of management’s measurement of impairment. No additional funds are committed to be advanced to those borrowers whose loans are deemed impaired without prior approval of the Loan Committee or the Board of Directors.

Additional information related to impaired loans is as follows:

	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)

Year Ended December 31, 2016
Residential - 1 to 4 family	$6,063	$128	$16
Multi-family and commercial	9,231	394	37
Commercial business - Other	750	18	14
Consumer - Home equity	395	4	1
Total	$16,439	$544	$68

Year Ended December 31, 2017
Residential - 1 to 4 family	$5,543	$133	$11
Multi-family and commercial	8,580	423	11
Commercial business - Medical loans	12	—	—
Commercial business - Other	1,317	62	29
Consumer - Home equity	314	5	2
Consumer - Other	4	—	—
Total	$15,770	$623	$53

Year Ended December 31, 2018
Residential - 1 to 4 family	$5,907	$119	$15
Multi-family and commercial	10,958	512	38
Commercial business - Medical loans	46	—	4
Commercial business - Other	1,628	54	15
Consumer - Home equity	344	7	3
Consumer - Other	1	—	1
Total	$18,884	$692	$76

Credit Quality Information
The Company utilizes an eight-grade internal loan rating system for all loans in the portfolio, with the exception of its purchased SBA and USDA commercial business loans that are fully guaranteed by the U.S. government, as follows:

◦	Pass (Ratings 1-4): Loans in these categories are considered low to average risk.

◦	Special Mention (Rating 5): Loans in this category are starting to show signs of potential weakness and are being closely monitored by management.

◦
Substandard (Rating 6): Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

◦
Doubtful (Rating 7):  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

◦	Loss (Rating 8): Loans in this category are considered uncollectible and of such little value that their continuance as loans is not warranted.

Management periodically reviews the ratings described above and the Company’s internal audit function reviews components of the credit files, including the assigned risk ratings, of certain commercial loans as part of its loan review.

The following tables present the Company’s loans by risk rating at December 31, 2018 and 2017:

December 31, 2018	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$—	$375,896	$1,323	$7,134	$—	$—	$384,353
Multi-family and commercial	—	531,630	12,636	24,623	—	—	568,889
Construction	—	33,670	9,650	—	—	—	43,320
Total real estate loans	—	941,196	23,609	31,757	—	—	996,562

Commercial business loans:
SBA and USDA guaranteed	68,481	—	—	—	—	—	68,481
Time share	—	39,391	—	—	—	—	39,391
Condominium association	—	35,899	—	—	—	—	35,899
Medical loans	—	37,439	—	15	—	—	37,454
Other	—	92,995	3,750	218	257	—	97,220
Total commercial business loans	68,481	205,724	3,750	233	257	—	278,445

Consumer loans:
Home equity	—	47,044	121	337	—	—	47,502
Other	—	1,567	—	2	—	—	1,569
Total consumer loans	—	48,611	121	339	—	—	49,071

Total loans	$68,481	$1,195,531	$27,480	$32,329	$257	$—	$1,324,078

December 31, 2017	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$—	$389,276	$1,592	$6,409	$—	$—	$397,277
Multi-family and commercial	—	457,395	13,362	11,241	—	—	481,998
Construction	—	28,765	—	—	—	—	28,765
Total real estate loans	—	875,436	14,954	17,650	—	—	908,040

Commercial business loans:
SBA and USDA guaranteed	89,514	—	—	—	—	—	89,514
Time share	—	50,526	—	—	—	—	50,526
Condominium association	—	27,096	—	—	—	—	27,096
Medical loans	—	27,803	—	—	—	—	27,803
Other	—	83,742	3,559	1,265	—	—	88,566
Total commercial business loans	89,514	189,167	3,559	1,265	—	—	283,505

Consumer loans:
Home equity	—	53,086	137	257	—	—	53,480
Indirect automobile	—	57	—	—	—	—	57
Other	—	1,834	—	1	—	—	1,835
Total consumer loans	—	54,977	137	258	—	—	55,372

Total loans	$89,514	$1,119,580	$18,650	$19,173	$—	$—	$1,246,917

Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar risk characteristics. The most common types of modifications include below market interest rate reductions, deferrals of principal and maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company's Collections Department for resolution, which may result in foreclosure. The Company's determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

The Company's nonaccrual policy is followed for TDRs. If the loan was current prior to modification, nonaccrual status would not be required. If the loan was on nonaccrual prior to modification or if the payment amount significantly increases, the loan will remain on nonaccrual for a period of at least six months. Loans qualify for return to accrual status once the borrower has demonstrated the willingness and the ability to perform in accordance with the restructured terms of the loan agreement for a period of not less than six consecutive months.

All TDRs are initially reported as impaired. The impaired classification may be removed after a year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar risk characteristics at the time of restructuring.

The following table provides information on loans modified as TDRs during the years ended December 31, 2018, 2017 and 2016.

			Allowance for
	Number	Recorded	Loan Losses
	of Loans	Investment	(End of Period)
	(Dollars in Thousands)
Year Ended December 31, 2016
Residential - 1 to 4 family	4	$757	$15
Multi-family and commercial	6	4,768	222
Total	10	$5,525	$237

Year Ended December 31, 2017
Residential - 1 to 4 family	2	$504	$4
Multi-family and commercial	6	3,184	67
Commercial business - other	1	169	—
Total	9	$3,857	$71

Year Ended December 31, 2018
Residential - 1 to 4 family	4	$588	$67
Multi-family and commercial	1	2,109	1,189
Consumer - home equity	1	99	9
Total	6	$2,796	$1,265

During the modification process, there were no loan charge-offs or principal reductions for loans included in the table above for all periods presented.

The following table provides the recorded investment, by type of modification, for modified loans identified as TDRs during the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Interest rate adjustments	$77	$—	$270
Principal deferrals	2,219	2,220	189
Combination of rate and payment (1)	375	214	—
Combination of rate and maturity (2)	125	620	3,192
Maturity only	—	803	1,874
Total	$2,796	$3,857	$5,525

(1) Terms include combination of interest rate adjustments and interest-only payments with deferral of principal.
(2) Terms include combination of interest rate adjustments and extensions of maturity.

For the years ended December 31, 2018, 2017 and 2016, there were no TDRs in payment default (defined as 90 days or more past due).

As of December 31, 2018, the Company held $1.2 million in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired with evidence of credit deterioration from Newport as of
December 31, 2018:

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2015	$5,076	$4,493	$583	$121	$4,372
2016 Additions	—	66	(66)	66	—
2016 Collections	(819)	(806)	(13)	(33)	(773)
2016 Dispositions	(735)	(586)	(149)	—	(586)
Balance at December 31, 2016	3,522	3,167	355	154	3,013
2017 Additions	—	77	(77)	77	—
2017 Collections	(126)	(126)	—	(88)	(38)
2017 Dispositions	(1,255)	(1,199)	(56)	—	(1,199)
Balance at December 31, 2017	2,141	1,919	222	143	1,776
2018 Additions	20	20	—	20	—
2018 Collections	4	4	—	(101)	105
2018 Dispositions	(1,367)	(1,283)	(84)	(42)	(1,241)
Balance at December 31, 2018	$798	$660	$138	$20	$640

Loans Held for Sale
Total loans held for sale, consisting of fixed-rate residential mortgage loans, amounted to $1.9 million and $835,000 at December 31, 2018 and 2017, respectively.

Residential Mortgage Loans Serviced for Others
The Company services certain loans it has sold with and without recourse to third parties and other loans for which the Company acquired the servicing rights.  Loans serviced for others are not included in the Company’s consolidated balance sheets.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was determined using a discount rate of 12.28%, prepayment speeds ranging from 80% to 274% and minimal anticipated credit losses. At December 31, 2018, 2017 and 2016, the aggregate of residential mortgage loans serviced for others amounted to $261.2 million, $235.8 million and $212.9 million, respectively.

The following summarizes activity in capitalized mortgage servicing rights:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Balance at beginning of year	$1,025	$907	$953
Additions	466	432	289
Amortization	(319)	(314)	(335)
Balance at end of year	$1,172	$1,025	$907
Fair value of mortgage servicing assets	$2,456	$2,075	$1,852

Contractually specified servicing fees included in mortgage banking income were $721,000, $633,000 and $615,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 5.  OTHER REAL ESTATE OWNED

At December 31, 2018, other real estate owned consisted of two residential and one commercial real estate properties. At December 31, 2017, other real estate owned consisted of four residential and two commercial real estate properties. A summary of expenses applicable to other real estate operations for the years ended December 31, 2018, 2017 and 2016, is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Net loss from sales or write-downs of other real estate owned	$82	$269	$66
Other real estate expense, net of rental income	205	474	284
Expense from other real estate operations, net	$287	$743	$350

NOTE 6.  PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,829	13,675
Leasehold improvements	12,635	11,746
Furniture and equipment	13,525	12,561
Construction in process	—	7
	44,735	42,735
Accumulated depreciation and amortization	(25,183)	(23,326)
Premises and equipment, net	$19,552	$19,409

At December 31, 2017, construction in process related to construction, design and site costs associated with a new off-site ATM.

Depreciation and amortization expense was $2.3 million, $2.2 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.  See Note 12 for a schedule of future minimum rental commitments pursuant to the terms of noncancelable lease agreements.

NOTE 7.  GOODWILL AND OTHER INTANGIBLES

Goodwill
Goodwill at December 31, 2018, 2017 and 2016 was $11.7 million, which related to the acquisition of Newport in 2013 and two branch locations in 2008. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.  No goodwill impairment was recorded for the years ended December 31, 2018, 2017 and 2016.

Core Deposit Intangible
In connection with the assumption of $288.4 million of deposit liabilities from the Newport acquisition in September 2013, of which $216.2 million were core deposits, the Bank recorded a core deposit intangible of $7.8 million. The resulting core deposit intangible is amortized over thirteen years using the straight-line method. The Company's core deposit intangible is summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Balance at beginning of year	$5,182	$5,783	$6,385
Amortization	(602)	(601)	(602)
Balance at end of year	$4,580	$5,182	$5,783

At December 31, 2018, future amortization of the core deposit intangible totals approximately $601,000 for each of the next five years and $1.6 million thereafter.

NOTE 8.  DEPOSITS

A summary of deposit balances, by type, at December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
	(In Thousands)
Noninterest-bearing demand deposits	$250,065	$220,877

Interest-bearing accounts:
Business checking	733	737
NOW and money market accounts	496,446	506,901
Savings accounts	23,717	32,062
Certificates of deposit	517,070	447,470
Total interest-bearing accounts	1,037,966	987,170
Total deposits	$1,288,031	$1,208,047

At December 31, 2018 and 2017, brokered deposits of $21.4 million and $24.3 million, respectively, are included in the above balances for certificates of deposit.

Certificates of deposit in denominations of $250,000 or more were $106.8 million at December 31, 2018.

Contractual maturities of certificates of deposit as of December 31, 2018 are summarized below (in thousands).

2019	$244,690
2020	220,455
2021	46,568
2022	4,094
2023	1,137
Thereafter	126
Total certificates of deposit	$517,070

A summary of interest expense, by account type, for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
NOW and money market accounts	$1,249	$865	$507
Savings accounts (1) (2)	114	126	98
Certificates of deposit (2)	8,187	6,506	5,975
Total	$9,550	$7,497	$6,580

(1) Includes interest expense on mortgagors' and investors' escrow accounts.
(2) Includes interest expense on brokered deposits.

Related Party Deposits
Reference Note 13 for a discussion of related party transactions, including deposits from related parties.

NOTE 9.  BORROWINGS

Federal Home Loan Bank Advances
As a member of the FHLB, the Bank has access to a pre-approved secured line of credit with the FHLB of $10.0 million and the capacity to obtain additional advances up to a certain percentage of the value of its qualified collateral, as defined in the FHLB Statement of Credit Policy.  FHLB advances are secured by qualified collateral, which is based on a percentage of its outstanding residential first mortgage loans.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  At December 31, 2018 and 2017, there were no advances outstanding under the line of credit.  Other outstanding advances from the FHLB aggregated $151.8 million and $170.1 million at December 31, 2018 and 2017, respectively, at interest rates ranging from 1.27% to 3.24% and 1.19% to 3.75%, respectively.

Junior Subordinated Debt Owed to Unconsolidated Trust
SI Capital Trust II (the “Trust”), a wholly-owned subsidiary of the Company, was formed on August 31, 2006.  The Trust had no independent assets or operations, and was formed to issue $8.0 million of trust preferred securities and invest the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.  The trust preferred securities mature in 2036 and bear interest at three-month LIBOR plus 1.70%.  The Company may redeem the trust preferred securities, in whole or in part.

The subordinated debt securities are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities.  If the Company defers interest payments on the junior subordinated debt securities, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The contractual maturities of borrowings, by year, at December 31, 2018 are as follows:

	FHLB Advances	Subordinated Debt	Total
	(Dollars in Thousands)
2019	$44,269	$—	$44,269
2020	44,000	—	44,000
2021	31,318	—	31,318
2022(1)	18,249	—	18,249
2023	8,000	—	8,000
Thereafter(2)	6,000	8,248	14,248
Total	$151,836	$8,248	$160,084
Weighted average rate	2.04%	4.49%	2.17%

(1) Includes an FHLB advance of $4.0 million that is callable during 2019.
(2) Includes an FHLB advance of $6.0 million that is callable during 2020.

NOTE 10.  INCOME TAXES

The components of the income tax provision for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Current income tax provision:
Federal	$2,711	$4,641	$5,215
State	199	215	153
Total current income tax provision	2,910	4,856	5,368

Deferred income tax provision (benefit):
Federal	(321)	3,513	(444)
Total deferred income tax provision (benefit)	(321)	3,513	(444)
Total income tax provision	$2,589	$8,369	$4,924

A reconciliation of the anticipated income tax provision, based on the statutory tax rates of 21.0% for the year ended December 31, 2018 and 34.0% for the years ended December 31, 2017 and 2016, to the income tax provision as reported in the consolidated statements of income is as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Income tax provision at statutory tax rate	$2,552	$4,628	$5,519
Increase (decrease) resulting from:
Bank-owned life insurance	(190)	(209)	(194)
Tax-exempt income	(202)	(326)	(195)
Compensation and employee benefit plans	107	175	164
Nondeductible expenses	193	10	9
Tax credit	(28)	(56)	(56)
State taxes, net of federal tax benefit	157	142	101
Effect of income tax rate change	—	3,969	—
Other	—	36	(424)
Total income tax provision	$2,589	$8,369	$4,924

Effective tax rate	21.3%	61.5%	30.3%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2018	2017
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,229	$2,694
Unrealized losses on available for sale securities	642	452
Depreciation of premises and equipment	1,982	1,912
Deferred compensation	3,388	3,265
Employee benefit plans	224	305
Interest receivable on nonaccrual loans	38	18
Deferred other real estate owned write-downs	59	59
Acquisition fair value adjustments	59	191
Other	207	250
Total deferred tax assets	9,828	9,146

Deferred tax liabilities:
Unrealized gains on available for sale securities	72	70
Goodwill and other intangibles	1,477	1,551
Deferred loan costs	1,110	896
Mortgage servicing asset	246	215
Merger expenses and purchase adjustments	2	2
Total deferred tax liabilities	2,907	2,734
Deferred tax asset, net	$6,921	$6,412

Retained earnings at December 31, 2018 and 2017 included a contingency reserve for loan losses of $4.7 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to savings banks.  Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred.  It is not anticipated the Company will incur a federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $987,000 at December 31, 2018 and 2017 have not been recognized.

Financial service companies doing business in Connecticut are permitted to establish a “passive investment company” (“PIC”) to hold and manage loans secured by real property.  PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services companies from PICs are not taxable.  In January 1999, the Bank established a PIC, as a wholly-owned subsidiary, and in June 2000, transferred a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC.  A substantial portion of the Company’s interest income is now derived from the PIC, an entity whose net income is exempt from State of Connecticut taxes, and accordingly, state income taxes are minimal.  The Bank’s ability to continue to realize the tax benefits of the PIC is subject to the PIC continuing to comply with all statutory requirements related to the operations of the PIC. Accordingly, no Connecticut-related deferred tax assets or liabilities have been recorded.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes its deferred tax asset is more likely than not realizable.

With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2015.

NOTE 11.  BENEFIT PLANS

Defined Benefit Plan
As a result of the Newport acquisition, the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. In connection with the Newport acquisition, the plan was frozen effective September 6, 2013 and the Company recorded a contingent obligation to settle the plan at some future date. At December 31, 2018 and 2017, the Company's recorded liability related to Newport's Pentegra DB Plan totaled $4.8 million and $4.7 million, respectively.

The Pentegra DB Plan is a single plan under the Internal Revenue Code and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan, as of July 1, 2018 was 80.22% per the valuation reports. Market value of plan assets reflects contributions received through June 30, 2018.

The Bank's contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. During the years ended December 31, 2018, 2017 and 2016, contributions of $152,000, $282,000 and $356,000, respectively, were paid by the Bank. The Bank recognized pension expense of $250,000, $240,000 and $222,000 under the plan for the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Contribution Plan
The Bank’s Profit Sharing and 401(k) Savings Plan (the “Plan”) is a tax-qualified defined contribution plan for the benefit of its eligible employees.  The Bank’s profit sharing contribution to the Plan is a discretionary amount authorized by the Board of Directors, based on the financial results of the Bank.  An employee’s share of the profit sharing contribution represents the ratio of the employee’s salary to the total salary expense of the Bank. Participants vest in the Bank’s discretionary profit sharing contributions based on years of service, with 100% vesting attained upon five years of service.  There were no profit sharing contributions for the years ended December 31, 2018, 2017 and 2016.

The Plan also includes a 401(k) feature.  Eligible participants may make salary deferral contributions of up to 100% of earnings subject to Internal Revenue Services limitations.  The Bank makes matching contributions equal to 50% of the participants’ contributions up to 6% of the participants’ earnings.  Participants are immediately vested in their salary deferral contributions, employer matching contributions and earnings thereon.  Bank contributions were $317,000, $319,000 and $279,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Group Term Replacement Plan
The Bank maintains the Group Term Replacement Plan to provide a death benefit to executives designated by the Compensation Committee of the Board of Directors.  The death benefits are funded through certain insurance policies that are owned by the Bank on the lives of the participating executives.  The Bank pays the life insurance premiums, which fund the death benefits from its general assets, and is the beneficiary of any death benefits exceeding any executive’s maximum dollar amount specified in his or her split-dollar endorsement policy.  The maximum dollar amount of each executive’s split-dollar death benefit equals three times the executive’s annual compensation less amount of pre-retirement life insurance benefit and three times final annual compensation post-retirement not to exceed a specified dollar amount.  For purposes of the plan, annual compensation includes an executive’s base compensation, commissions and cash bonuses earned under the Bank’s bonus plan. Participation in the plan ceases if an executive is terminated for cause or the executive terminates employment for reasons other than death, disability or retirement.  If the Bank wishes to maintain the insurance after a participant’s termination in the plan, the Bank will be the direct beneficiary of the entire death proceeds of the insurance policies. Total expense recognized under this plan was $215,000, $155,000 and $13,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Executive Supplemental Retirement Agreements – Defined Benefit
The Bank maintains unfunded supplemental defined benefit retirement agreements with its directors and certain members of senior management, as well as certain former officers and directors of Newport.  These agreements provide for supplemental retirement benefits to certain executives based upon average annual compensation and years of service.  Entitlement of benefits commence upon the earlier of the executive’s termination of employment (other than for cause), at or after attaining age 65 or, depending on the executive, on the date when the executive’s years of service and age total 80 or 78.  Total expense (income) incurred under these agreements for the years ended December 31, 2018, 2017 and 2016 was $1.1 million, $517,000 and $(115,000), respectively. The income recognized for 2016 resulted from a change in estimate due to the death of a beneficiary.

Performance-Based Incentive Plan
The Bank has an incentive plan whereby all employees are eligible to receive a bonus tied to both the Company and individual performance.  Non-discretionary contributions to the plan require the approval of the Board of Directors’ Compensation Committee.  Total expense recognized was $1.7 million, $1.5 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Supplemental Executive Retirement Plan
The Bank maintains the Supplemental Executive Retirement Plan to provide restorative payments to executives, designated by the Board of Directors, who are prevented from receiving the full benefits of the Bank’s Profit Sharing and 401(k) Savings Plan and ESOP.  The supplemental executive retirement plan also provides supplemental benefits to participants upon a change in control prior to the scheduled repayment of the ESOP loan.  For the years ended December 31, 2018, 2017 and 2016, the President and Chief Executive Officer and the Chief Operating Officer were designated by the Board of Directors to participate in the plan. For the year ended December 31, 2018, the Chief Financial Officer was designated by the Board of Directors to participate in the Plan. Total expense incurred under this plan was $35,000, $35,000 and $58,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Employee Stock Ownership Plan
In September 2004, the Bank established the ESOP for the benefit of its eligible employees.  The Company provided a loan to the ESOP of $4.9 million which was used to purchase 492,499 shares of the Company’s outstanding stock.  The loan bears interest equal to 4.75% and provides for annual payments of interest and principal over the 15-year term of the loan.

In January 2011, the Company completed an additional public stock offering. At that time, the Company provided an additional loan to the ESOP of $3.1 million, which was used to purchase 392,670 shares of the Company's common stock. The new loan bears interest equal to 3.25% and provides for annual payments of interest and principal over the 20-year term of the loan.

At December 31, 2018, the remaining principal balance on the ESOP debt is payable as follows (in thousands):

2019	$587
2020	152
2021	157
2022	162
2023	167
Thereafter	1,332
Total	$2,557

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loans.  The loans are secured by the shares purchased, which are held in a suspense account for allocation among participants as the loans are repaid.  Shares held by the ESOP include the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars In Thousands)
Allocated	363,588	330,621
Committed to be allocated	48,638	48,638
Unallocated	264,611	313,249
Total shares	676,837	692,508
Fair value of unallocated shares	$3,368	$4,605

Total compensation expense recognized in connection with the ESOP was $690,000, $727,000 and $668,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Equity Incentive Plan
The Company's equity incentive plan consists of stock options and shares of restricted stock that may be granted to its employees, officers and directors.  Both incentive stock options and non-statutory stock options may be granted under these plans.  The 2012 Equity Incentive Plan allows the Company to grant up to 504,794 stock options and 201,918 shares of restricted stock.  All options have a contractual life of 10 years and vest equally over a period of

5 years beginning on the first anniversary of the date of grant.  Under the 2012 Equity Incentive Plan, both performance and time-based restricted stock awards may be granted. At December 31, 2018, 87,014 stock options and 20,592 shares of restricted stock were available for future grants under the 2012 plan.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized share-based compensation expense related to the stock option and restricted stock awards of $205,000, $381,000 and $882,000, respectively.

During the years ended December 31, 2018 and 2016, the Company granted stock options totaling 20,000 and 20,000, respectively. The Company did not grant any stock options during the year ended December 31, 2017. The fair value of each option was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2016
Expected term (years)	10.00	10.00
Expected dividend yield	1.60%	1.44%
Expected volatility	60.72	57.13
Risk-free interest rate	2.65	1.75
Fair value of options granted	$8.62	$7.75

The expected term was based on the estimated life of the stock options.  The dividend yield assumption was based on the Company’s historical and expected dividend pay-outs.  The expected volatility represents the Company’s historical volatility.  The risk-free interest rate was based on the implied yields of U.S. Treasury zero-coupon issues for periods within the contractual life of the awards in effect at the time of the stock option grants.

The following is a summary of activity for the Company’s stock options for the year ended December 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Options outstanding at beginning of year	428,900	$10.93
Options granted	20,000	14.85
Options exercised	(166,443)	10.41
Options forfeited	(4,996)	11.00
Options outstanding at end of year	277,461	11.52	5.22
Options exercisable at end of year	207,861	11.02	4.47

There were 166,443, 54,362 and 7,892 options exercised during the years ended December 31, 2018, 2017 and 2016, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was $405,000, $153,000 and $44,000, respectively. The intrinsic value of stock options outstanding and exercisable at December 31, 2018 was $398,000 and $376,000, respectively.  At December 31, 2018, there was $394,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.5 years.

The following table presents the summary of activity for the Company’s unvested restricted shares for the year ended December 31, 2018.

	Shares	Weighted Average Grant Date Fair Value

Unvested restricted shares at beginning of year	600	$11.77
Restricted shares vested	(300)	11.77
Restricted shares forfeited	(300)	11.77
Unvested restricted shares at end of year	—	—

The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2018, 2017 and 2016 was $4,000, $606,000 and $511,000, respectively.  At December 31, 2018, all restricted stock awards granted under the incentive plans have vested.

Bank-Owned Life Insurance
The Company has an investment in, and is the beneficiary of, life insurance policies on the lives of certain officers of SI Financial and former officers and directors of Newport.  The purpose of these life insurance investments is to provide income through the appreciation in cash surrender value of the policies, which is used to offset the costs of various benefit and retirement plans.  The Company’s investment in bank-owned life insurance does not exceed the regulatory limitation of 25% of Tier 1 capital plus the allowance for loan and lease losses.  The aggregate cash surrender value of all policies owned by the Company amounted to $34.6 million and $33.7 million at December 31, 2018 and 2017, respectively. During 2017, the Company purchased additional policies with aggregate cash surrender value of $11.8 million. Income earned on these life insurance policies aggregated $907,000, $613,000 and $570,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  There were no gains recognized on death benefit proceeds received during the years ended December 31, 2018, 2017 and 2016.

NOTE 12.  OTHER COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies not reflected in the accompanying consolidated financial statements.  The Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheets.  The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Loan Commitments and Letters of Credit
The contractual amounts of commitments to extend credit represent the amount of potential loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral be determined as worthless.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$23,441	$60,360
Undisbursed construction loans	42,848	9,027
Undisbursed home equity lines of credit	59,314	56,044
Undisbursed commercial lines of credit	67,576	50,054
Overdraft protection lines	1,249	1,306
Standby letters of credit	338	134
Total commitments	$194,766	$176,925

Commitments to originate loans at December 31, 2018 and 2017 included fixed rate loan commitments of $13.0 million and $34.1 million, respectively, at interest rates ranging from 3.00% to 6.88% and 2.88% to 6.00%, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include residential and commercial property, accounts receivable, inventory, property, plant and equipment, deposits and securities.

Undisbursed commitments under construction and home equity or commercial lines of credit are commitments for future extensions of credit to existing customers.  Total undisbursed amounts on lines of credit may expire without being fully drawn upon and therefore, do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Letters of credit are primarily issued to support public or private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.

Operating Lease Commitments
The Company leases certain of its branch offices and equipment under operating lease agreements that expire at various dates through 2039.  At December 31, 2018, future minimum rental commitments pursuant to the terms of noncancelable lease agreements, by year and in the aggregate, are as follows (in thousands):

2019	$1,382
2020	1,264
2021	1,115
2022	972
2023	970
Thereafter	6,315
Total	$12,018

Certain leases contain options to extend for periods of 5 to 50 years.  The cost of such extensions is not included in the above amounts.  Rental expense charged to operations for cancelable and noncancelable operating leases was

$1.4 million for the year ended December 31, 2018 and $1.5 million for each of the years ended December 31, 2017 and 2016 .

Rental Income Under Subleases
The Company is subleasing excess office space under cancelable and noncancelable operating leases that expire at various dates through 2025. At December 31, 2018, future minimum lease payments receivable for the noncancelable lease agreement is as follows (in thousands):

2019	$115
2020	115
2021	115
2022	115
2023	115
Thereafter	201
Total	$776

Rental income under the cancelable and noncancelable lease agreement was $130,000, $287,000 and $268,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Investment Commitments
The Bank is a limited partner in three SBICs and committed to contribute capital of $3.0 million to the limited partnerships.  The Bank recognized no write-downs during the years ended December 31, 2018, 2017 and 2016.  The SBICs, with a combined net book value of $1.4 million and $1.8 million at December 31, 2018 and 2017, respectively, net of impairment charges and distributions, are included in other assets. At December 31, 2018, the Bank’s remaining off-balance sheet commitment for capital investment in the SBICs was $787,000.

Change in Control Agreements
The Company has entered into change in control agreements with certain officers that provide for certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions. Depending on the officer, the severance payment under these agreements is equal to either one, two or three times the individual's annual salary in the event of a change in control.

Legal Matters
Various legal claims arise from time to time in the normal course of business.  Management believes the resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

NOTE 13.  RELATED PARTY TRANSACTIONS

Loans Receivable
In the normal course of business, the Bank grants loans to related parties.  Related parties include directors and certain officers of the Company and its subsidiaries and their immediate family members and respective affiliates in which they have a controlling interest.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with customers, and did not involve more than the normal risk of collectibility, favored treatment or terms or present other unfavorable features.  At December 31, 2018 and 2017, all related party loans were performing in accordance with their terms.

Changes in loans outstanding to such related parties during the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
	(In Thousands)
Balance at beginning of year	$1,335	$1,543
Additions	552	178
Repayments	(449)	(386)
Balance at end of year	$1,438	$1,335

Deposits
Deposit accounts of directors, certain officers and other related parties aggregated $1.2 million at both December 31, 2018 and 2017.

NOTE 14.  REGULATORY CAPITAL

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

Quantitative measures established by regulation require the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At December 31, 2018 and 2017, the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. Management believes no conditions or events have occurred since December 31, 2018 that would materially adversely change the Bank's capital classifications.

Effective January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer exclusively composed of common equity tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer increases the three risk-based capital ratios and will be phased in over a multi-year schedule with full compliance in 2019. Management believes the Bank's capital levels will remain characterized as "well-capitalized" under the new rules.

As a result of the recently enacted Economic Growth, Regulatory Relief and Consumer Protection Act, the Federal Reserve Board amended its Small Bank Holding Company Policy Statement to provide that bank holding companies and savings and loan companies with consolidated assets of less than $3 billion that (i) are not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.
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
The Bank's regulatory capital amounts and ratios at December 31, 2018 and 2017, compared to the FDIC's requirements for classification as a well-capitalized institution and for minimum capital adequacy, were as follows:

December 31, 2018	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:	$154,215	12.88%	$53,865	4.50%	$77,805	6.50%
Tier 1 Capital to Risk Weighted Assets:	154,215	12.88	71,820	6.00	95,760	8.00
Total Capital to Risk Weighted Assets:	169,182	14.13	95,760	8.00	119,700	10.00
Tier 1 Capital to Average Assets:	154,215	9.58	64,374	4.00	80,468	5.00

December 31, 2017	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital:	$146,509	13.81%	$47,740	4.50%	$68,958	6.50%
Tier 1 Capital to Risk Weighted Assets:	146,509	13.81	63,653	6.00	84,871	8.00
Total Capital to Risk Weighted Assets:	159,303	15.02	84,871	8.00	106,089	10.00
Tier 1 Capital to Average Assets:	146,509	9.40	62,348	4.00	77,934	5.00

Reconciliations of the Bank’s total capital to regulatory capital are as follows:

	December 31,
	2018	2017
	(In Thousands)
Total capital per financial statements	$167,894	$160,495
Adjustments to tier 1 capital:
Accumulated losses on available for sale securities	2,088	1,397
Intangible assets	(15,767)	(15,383)
Total tier 1 capital	154,215	146,509
Adjustments to total capital:
Allowance for loan and credit losses	14,967	12,794
Total capital per regulatory reporting	$169,182	$159,303

NOTE 15.  OTHER COMPREHENSIVE LOSS

Accounting principles generally require recognized revenues, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of shareholders' equity on the balance sheet, such items along with net income are components of comprehensive income.

Components of other comprehensive loss and related tax effects are as follows:

	Year Ended December 31, 2018
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding losses on available for sale securities	$(892)	$188	$(704)
Unrealized holding losses on available for sale securities, net of taxes	(892)	188	(704)
Other comprehensive loss	$(892)	$188	$(704)

	Year Ended December 31, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding losses on available for sale securities	$(784)	$267	$(517)
Unrealized holding losses on available for sale securities, net of taxes	(784)	267	(517)
Other comprehensive loss	$(784)	$267	$(517)

	Year Ended December 31, 2016
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Securities:
Unrealized holding losses on available for sale securities	$(689)	$234	$(455)
Reclassification adjustment for gains realized in net income	(55)	19	(36)
Unrealized holding losses on available for sale securities, net of taxes	(744)	253	(491)
Other comprehensive loss	$(744)	$253	$(491)

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	December 31, 2018
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(2,708)	$570	$(2,138)
Accumulated other comprehensive loss	$(2,708)	$570	$(2,138)

	December 31, 2017
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(1,816)	$618	$(1,198)
Reclassification of stranded tax effect from change in tax law(1)	—	(236)	(236)
Accumulated other comprehensive loss	$(1,816)	$382	$(1,434)

(1) Reclassification was due to the one-time revaluation of the net deferred tax assets as a result of the Tax Cuts and Jobs Act. For additional information relating to this reclassification, see Note 1.

NOTE 16.  FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures of its financial instruments:

◦	Cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate the fair values based on the short-term nature of the assets.

◦
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

◦	Federal Home Loan Bank stock. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

◦	Federal Reserve Bank stock. The carrying value of FRB stock approximates fair value based on the redemption provisions of the FRB.

◦	Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

◦
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

◦	Accrued interest receivable. The carrying amount of accrued interest approximates fair value.

◦
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

◦
Federal Home Loan Bank advances.  The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

◦	Junior subordinated debt owed to unconsolidated trust. Rates currently available for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

◦
Interest rate swap agreement.  The fair value of the Company’s interest rate swap is obtained from a third-party pricing service and are determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The pricing analysis is based on observable inputs for the contractual term of the derivative, including the period to maturity, credit component and interest rate curves.

◦
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

◦
Off-balance sheet instruments.  Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2018 and 2017.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$18,391	$38,647	$—	$57,038
Government-sponsored enterprises	—	9,945	—	9,945
Mortgage-backed securities	—	72,986	—	72,986
Collateralized debt obligations	—	—	826	826
Obligations of state and political subdivisions	—	500	—	500
Tax-exempt securities	—	2,527	—	2,527
Forward loan sale commitments and derivative loan commitments	—	—	89	89
Interest rate swap agreements	—	1,533	—	1,533
Total assets	$18,391	$126,138	$915	$145,444

Liabilities:
Forward loan sale commitments and derivative loan commitments	$—	$—	$1	$1
Interest rate swap agreements	—	1,533	—	1,533
Total liabilities	$—	$1,533	$1	$1,534

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$19,435	$42,333	$—	$61,768
Government-sponsored enterprises	—	9,217	—	9,217
Mortgage-backed securities	—	78,295	—	78,295
Collateralized debt obligations	—	—	1,124	1,124
Obligations of state and political subdivisions	—	500	—	500
Tax-exempt securities	—	3,149	—	3,149
Forward loan sale commitments and derivative loan commitments	—	—	43	43
Total assets	$19,435	$133,494	$1,167	$154,096

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivatives and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2016	$1,157	$121
Total realized losses included in net income	—	(78)
Total unrealized gains included in other comprehensive loss	34	—
Principal payments and net accretion	(67)	—
Balance at December 31, 2017	1,124	43
Total realized gains included in net income	—	45
Total unrealized gains included in other comprehensive loss	6	—
Principal payments and net accretion	(304)	—
Balance at December 31, 2018	$826	$88

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at December 31, 2018 and 2017.  There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2018 and 2017.

	At December 31, 2018			At December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$1,016	$—	$—	$337
Other real estate owned	—	—	720	—	—	1,226
Total assets	$—	$—	$1,736	$—	$—	$1,563

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Impaired loans	$2,117	$103	$354
Other real estate owned	—	181	52
Total losses	$2,117	$284	$406

The Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 3).  The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data.  This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations and relevant legal, physical and economic factors.  The appraised values of collateral are adjusted as necessary by management based on observable inputs for specific properties. Losses applicable to write-downs of impaired loans are based on the appraised market value of the underlying collateral, assuming foreclosure of these loans is imminent, and are recorded through the provision for loan losses.

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral less estimated selling costs.  The loss on foreclosed assets represents adjustments in the valuation recorded during the time period indicated and not for losses incurred on sales.

The Company evaluates its goodwill for impairment in accordance with applicable accounting guidance.  Based on this evaluation, no goodwill impairment was recorded during the years ended December 31, 2018, 2017 and 2016.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2018 or 2017.  The estimated fair value amounts for 2018 and 2017 have been measured as of their respective year-ends, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.  The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of December 31, 2018 and 2017, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$87,929	$87,929	$—	$—	$87,929
Available for sale securities	143,822	18,391	124,605	826	143,822
Loans held for sale	1,915	—	—	1,950	1,950
Loans receivable, net	1,312,565	—	—	1,285,733	1,285,733
Federal Home Loan Bank stock	9,035	—	—	9,035	9,035
Federal Reserve Bank stock	3,638	—	—	3,638	3,638
Accrued interest receivable	4,921	—	—	4,921	4,921
Financial Liabilities:
Deposits	1,288,031	—	—	1,288,238	1,288,238
Mortgagors' and investors' escrow accounts	4,701	—	—	4,701	4,701
Federal Home Loan Bank advances	151,836	—	149,838	—	149,838
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,613	—	6,613
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	23	—	—	23	23
Forward loan sale commitments	66	—	—	66	66
Interest rate swap agreements	1,533	—	1,533	—	1,533
Liabilities:
Forward loan sale commitments	1	—	—	1	1
Interest rate swap agreements	1,533	—	1,533	—	1,533

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets:	(In Thousands)
Cash and cash equivalents	$83,486	$83,486	$—	$—	$83,486
Available for sale securities	154,053	19,435	133,494	1,124	154,053
Loans held for sale	835	—	—	847	847
Loans receivable, net	1,237,174	—	—	1,229,696	1,229,696
Federal Home Loan Bank stock	9,856	—	—	9,856	9,856
Federal Reserve Bank stock	3,636	—	—	3,636	3,636
Accrued interest receivable	4,784	—	—	4,784	4,784
Financial Liabilities:
Deposits	1,208,047	—	—	1,209,458	1,209,458
Mortgagors' and investors' escrow accounts	4,418	—	—	4,418	4,418
Federal Home Loan Bank advances	170,094	—	163,568	—	163,568
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,231	—	6,231
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	27	—	—	27	27
Forward loan sale commitments	16	—	—	16	16

NOTE 17.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company expects these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.

Interest Rate Swap Agreements - The Company does not use derivatives for trading or speculative purposes. Interest rate swap derivatives not designated as hedges are offered to certain qualifying commercial customers and to manage the Company's exposure to interest rate movements but do not meet the strict hedge accounting definition under FASB ASC 815, "Derivatives and Hedging." As of December 31, 2018, based on the current position of the Company's interest rate swap agreements, the Company paid $1.4 million into a collateral account with the correspondent bank to collateralize its net liability position. The Company and correspondent bank have an agreement to secure any outstanding payable in excess of $100,000.

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

The Company is in compliance with the above provisions as of December 31, 2018.

The Company has established a derivative policy which sets forth the parameters for such transactions (including underwriting guidelines, rate setting process, maximum maturity, approval and documentation requirements), as well as identifies internal controls for the management of risks related to these hedging activities (such as approval of counterparties, limits on counterparty credit risk, maximum loan amounts and limits to single dealer counterparties).

The interest rate swap derivatives executed with our customers and our counterparties are marked to market and are included in other assets and other liabilities on the consolidated balance sheets at fair value.

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at December 31, 2018 and 2017.

		December 31, 2018
	Balance Sheet Location	Notional Amount	Weighted-Average Remaining Maturity (In years)	Weighted-Average Rate Received	Weighted-Average Rate Paid	Estimated Fair Value
		(Dollars In Thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	Other Assets	$2,541	0.00	—%	—%	$23
Forward loan sale commitments	Other Assets	4,009	0.00	—	—	65
Commercial loan customer interest rate swap position	Other Assets	40,988	10.23	4.64	4.64	1,533
Counterparty interest rate swap position	Other Liabilities	40,988	10.23	4.64	4.64	1,533

		December 31, 2017
	Balance Sheet Location	Notional Amount	Weighted-Average Remaining Maturity (In years)	Weighted-Average Rate Received	Weighted-Average Rate Paid	Estimated Fair Value
		(Dollars In Thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	Other Assets	$3,133	0.00	—%	—%	$27
Forward loan sale commitments	Other Assets	2,752	0.00	—	—	16

NOTE 18.  RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  The total amount of dividends which may be declared in a given calendar year without regulatory approval is generally limited to the net income of the Bank for that year plus retained net income for the preceding two years.

At December 31, 2018 and 2017, the Bank’s retained earnings available for payment of dividends was $18.4 million and $15.2 million, respectively.  Accordingly, $149.5 million and $145.3 million of the Company’s equity in the net assets of the Bank were restricted at December 31, 2018 and 2017, respectively.

In addition, the Company is further restricted, under its junior subordinated debt obligation, from paying dividends to its shareholders if the Company has deferred interest payments or has otherwise defaulted on its junior subordinated debt obligation.

Under federal regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specific obligations.  Loans or advances to the Company by the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis.  In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof, would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 19.  COMMON STOCK REPURCHASE PROGRAM

The Company repurchases stock primarily to create economic value for its shareholders and to provide additional liquidity to the stock. Shares are purchased as part of a board approved plan or withheld on behalf of plan participants to satisfy tax withholding obligations related to the vesting of restricted shares. Shares repurchased are retired and reflected as a reduction in shareholders’ equity.

On May 9, 2018, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 612,122 shares, of its common stock from time to time, depending on market conditions. The repurchase program will continue until it is completed or terminated by the
Company's Board of Directors. For the year ended December 31, 2018, the Company repurchased 215,000 shares of its equity securities at a cost of $3.2 million. As of December 31, 2018, 397,122 shares remain available for purchase under the program.

No repurchase plans were approved or executed in 2017.

NOTE 20.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the parent company, SI Financial Group, Inc., is as follows:

	December 31,
Condensed Balance Sheets	2018	2017
Assets:	(In Thousands)
Cash and cash equivalents	$2,244	$3,139
Available for sale securities	7,914	7,954
Investment in Savings Institute Bank and Trust Company	167,895	160,495
ESOP note receivable	2,557	3,120
Taxes receivable	246	—
Other assets	802	2,405
Total assets	$181,658	$177,113

Liabilities and Shareholders' Equity:
Liabilities	$9,530	$8,632
Shareholders' equity	172,128	168,481
Total liabilities and shareholders' equity	$181,658	$177,113

Condensed Statements of Income	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Dividend from subsidiary	$3,000	$825	$680
Interest and dividends on investments	131	117	70
Net gain on sale of investment in affiliate	—	—	5,263
Dividend from investment in affiliate	—	—	2,000
Other income	821	301	194
Total income	3,952	1,243	8,207

Operating expenses	1,914	859	1,372
Income before income taxes and equity in undistributed net income	2,038	384	6,835
Income tax provision (benefit)	(127)	(88)	1,739
Income before equity in undistributed net income of subsidiary	2,165	472	5,096
Equity in undistributed net income of subsidiary	7,400	4,770	6,214
Net income	$9,565	$5,242	$11,310

Condensed Statements of Cash Flows	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:	(In Thousands)
Net income	$9,565	$5,242	$11,310
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(7,400)	(4,770)	(6,214)
Excess tax benefit from share-based payment arrangements	—	—	(28)
Deferred income taxes	(709)	592	(680)
Net gain on sale of investment in affiliate	—	—	(5,263)
Other, net	2,961	(4,518)	3,035
Cash provided by (used in) operating activities	4,417	(3,454)	2,160

Cash flows from investing activities:
Purchase of available for sale securities	(1,971)	(3,999)	—
Proceeds from maturities of available for sale securities	2,000	1,000	—
Proceeds from sale of investment in affiliate	—	—	5,581
Payments received on ESOP note receivable	563	539	516
Investment in subsidiary	205	381	920
Cash provided by (used in) investing activities	797	(2,079)	7,017

Cash flows from financing activities:
Stock options exercised	1,733	501	67
Common shares repurchased	(5,004)	(208)	(178)
Cash dividends on common stock	(2,838)	(2,372)	(1,889)
Excess tax benefit from share-based payment arrangements	—	—	28
Cash used in financing activities	(6,109)	(2,079)	(1,972)

Net change in cash and cash equivalents	(895)	(7,612)	7,205
Cash and cash equivalents at beginning of year	3,139	10,751	3,546
Cash and cash equivalents at end of year	$2,244	$3,139	$10,751

NOTE 21.  QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands, Except Share Amounts)
Interest and dividend income	$15,499	$14,854	$14,063	$13,754	$13,638	$13,649	$13,498	$13,202

Interest expense	3,833	3,389	2,997	2,829	2,776	2,784	2,817	2,704

Net interest and dividend income	11,666	11,465	11,066	10,925	10,862	10,865	10,681	10,498

Provision for loan losses	1,121	1,009	288	725	160	171	170	160

Net interest and dividend income after provision for loan losses	10,545	10,456	10,778	10,200	10,702	10,694	10,511	10,338

Noninterest income	2,607	2,919	3,319	2,394	2,498	2,515	3,639	2,509

Noninterest expenses	11,209	9,952	9,853	10,051	9,772	9,658	10,023	10,342

Income before income taxes	1,943	3,423	4,244	2,543	3,428	3,551	4,127	2,505

Income tax provision	442	719	891	537	4,991	1,307	1,285	786

Net income (loss)	$1,501	$2,704	$3,353	$2,006	$(1,563)	$2,244	$2,842	$1,719

Earnings per share:
Basic	$0.13	$0.23	$0.28	$0.17	$(0.13)	$0.19	$0.24	$0.15
Diluted	$0.13	$0.23	$0.28	$0.17	$(0.13)	$0.19	$0.24	$0.14

Quarterly per share data may not add to annual data due to rounding.

NOTE 22. MERGER AGREEMENT WITH BERKSHIRE HILLS BANCORP, INC.

On December 11, 2018, the Company entered into a Merger Agreement with Berkshire. Under the Merger Agreement, the Company will merge with and into Berkshire, with Berkshire as the surviving corporation, in an all-stock transaction. The Company anticipates the merger with Berkshire to be completed in the second quarter of 2019, subject to regulatory and shareholder approvals and other customary closing conditions.

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

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018, using the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on the criteria.

The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
Based on the above evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of SI Financial Group, Inc.
Opinions on Internal Control over Financial Reporting
We have audited SI Financial Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 18, 2019 expressed an unqualified opinion.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 18, 2019

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
Information regarding the directors is provided below. The age indicated in each individual's biography is as of December 31, 2018. The indicated period for service as a director includes service as a director of Savings Institute.
Mark D. Alliod is the President and sole owner of Mark D. Alliod and Associates, a public accounting firm in Vernon, Connecticut. Age 55. Director since 2005.
Mr. Alliod provides expertise with regard to tax, financial and accounting matters. Also, as owner of an accounting firm, Mr. Alliod brings small business knowledge and management experience. He has the background to qualify as SI Financial’s audit committee financial expert.
Rheo A. Brouillard has been the President and Chief Executive Officer of Savings Institute Bank and Trust and SI Financial since 1995 and 2004, respectively. Age 64. Director since 1995.
Mr. Brouillard’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Savings Institute serves affords the Board valuable insight regarding the business and operations of Savings Institute. Mr. Brouillard’s knowledge of SI Financial’s and Savings Institute’s business and history position him well to serve as President and Chief Executive Officer.
Roger Engle was the President of The Crystal Water Company, a water supplier located in Danielson, Connecticut, from 1973 until his retirement in 2000. Mr. Engle served as the First Selectman for the town of Brooklyn, Connecticut from 2005 until 2009. As First Selectman, Mr. Engle oversaw all functions of the town, including the budgeting process, issuance of bonds and maintenance of public infrastructure. He was also a director of Connecticut Water Service, Inc. (NASDAQ: CTWS), which delivers water to customers throughout 42 towns in Connecticut and Massachusetts, from 2000 to 2005. Age 80. Director since 1998.
Mr. Engle’s experience as President of The Crystal Water Company and First Selectman provides the Board valuable management level experience, including insight into the budget process. In addition, Mr. Engle’s continued involvement in community organizations and local political matters is a vital component of a well-rounded board.
Donna M. Evan retired as a Sales Manager for WILI AM/FM, a commercial radio station located in Willimantic, Connecticut, in 2016. Her responsibilities included working with local and regional businesses to market products and services, soliciting business from local and regional businesses and communicating with advertising agencies to coordinate advertising for national clients. Age 70. Director since 1996.
Ms. Evan brings significant business and management level experience from her experience in a setting outside of the financial services industry. In addition, through her business experience, Ms. Evan has gained significant marketing knowledge and valuable insight into current buying trends and the local economic environment, adding additional value to the Board.
Michael R. Garvey became the managing partner of the public accounting firm of Garvey, Steele & Company, LLP, which provides audit and tax services throughout Connecticut, on January 1, 2015. Previously, he was the principal and owner of Garvey & Associates, LLC. As a principal of an accounting firm, Mr. Garvey was responsible for monitoring the firm’s risk management, strategic plan and overall firm operations. Mr. Garvey is also a principal and owner of Professional Payrolls, LLC, which provides payroll processing services to small, local businesses in New London, Connecticut. Age 54. Director since 2007.
Mr. Garvey is a certified public accountant and has financial background and expertise in financial accounting, auditing and tax matters. In addition, Mr. Garvey possesses substantial small company management experience as the owner of Professional Payrolls, LLC. He has the background to qualify as SI Financial’s audit committee financial expert.

Robert O. Gillard is the Chairman and owner of the O.L. Willard Company, Inc., a material supply company located in Willimantic, Connecticut. Age 72. Director since 1999.
Mr. Gillard’s career as a small business executive provides SI Financial with organizational understanding and expertise. Further, through his business, Mr. Gillard has gained comprehensive knowledge of the homebuilding industry throughout Eastern Connecticut, which aids the Board in its oversight of the lending function. In addition, as an active member of the community, including being a former member of the Design Review Subcommittee of the Mansfield Planning Board and his previous service on the Greater Windham Community Foundation, Mr. Gillard is knowledgeable of the local consumer environment.
Kevin M. McCarthy joined Newport Federal Savings Bank in 1989 and was its President and Chief Executive Officer before it merged into Savings Institute in September 2013. Mr. McCarthy served as Vice President, Director of Policy and Supervision at the Federal Home Loan Bank of Boston from 1977 to 1989 and was a savings and loan examiner with the Federal Home Loan Bank Board from 1973 to 1977. Mr. McCarthy served on the Board of the Federal Home Loan Bank of Boston from 2004 to 2012 and the Community Bank Council of the American Bankers Association from 2008 to 2013. Mr. McCarthy was a director of Newport Bancorp, Inc. and its wholly-owned subsidiary, Newport Federal, from 1993 until it merged into Savings Institute in September 2013. Age 71. Director since 2013.

Mr. McCarthy’s insight into the historical operations of Newport Federal and his extensive experience in the Rhode Island banking industry affords the Board valuable insight.
Kathleen A. Nealon, a certified public accountant, retired as Chief Financial Officer of the Professional Planning Group, a Westerly, Rhode Island-based company that provides financial planning services. Ms. Nealon was a director of Newport Bancorp, Inc. and its wholly-owned subsidiary, Newport Federal, from 2005 until it merged into Savings Institute in September 2013. Before serving as a director with Newport Federal, Ms. Nealon was a director of Westerly Savings Bank from 2004 until it merged with Newport Federal in 2005. Age 66. Director since 2013.
Ms. Nealon brings financial, accounting and management expertise to the Board. Ms. Nealon also provides the Board with knowledge of our Rhode Island market.
Dennis Pollack has served as the President and Chief Executive Officer of Prudential Bancorp, Inc. (NASDAQ: PBIP) and Prudential Bank in Philadelphia, Pennsylvania since May 2016. Mr. Pollack has held numerous executive positions, including Divisional President at Sony Corporation of America, President and CEO of the Connecticut Bank of Commerce, President and CEO of The Savings Bank of Rockland County, Chief Operating Officer at Paulson & Company, a multi-billion dollar hedge fund, and President and CEO of Pegasus Funding Group. Mr. Pollack served as a member of the Board of Directors of TF Financial Corp. until its sale to National Penn Bancshares, Inc. in October 2014, served as Chairman of the Board of Presilient, LLC until October 2015 and is a member of the Board of Directors of Prudential Bancorp, Inc. Mr. Pollack has authored numerous articles on the state of banking that appeared in Bottomline Magazine and The Bankers Magazine. Pursuant to the terms of the Agreement, dated February 25, 2015, between the Company and Lawrence B. Seidman and various affiliates of Mr. Seidman, the Company agreed to appoint Mr. Pollack to the Board of Directors. Age 68. Director since 2015.
Mr. Pollack’s substantial experience as President, CEO and director of community banking organizations, in-depth knowledge of community bank lending, and additional management and Board experience involving the oversight of private and non-profit organizations provides the Company with valuable and relevant expertise as a director.
Executive Officers

For information concerning officers of the Company, see Part I, Item 1 “Business - Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and stockholders who own greater than 10% of our common stock are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.
Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors complied with applicable reporting requirements for transactions in SI Financial common stock during 2018.
Code of Ethics and Business Conduct
SI Financial has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.
A copy of the Company’s Code of Ethics and Business Conduct is available to stockholders on the “Corporate Information - Governance Documents” portion of the Investor Relations section on the Company’s website at www.mysifi.com.
Audit and Risk Committee
The Audit and Risk Committee, which consists of Mark D. Alliod, Michael R. Garvey, Robert O. Gillard and Kathleen A. Nealon, meets periodically with the independent registered public accounting firm and management to review accounting, auditing, internal control structure and financial reporting matters. The committee also receives and reviews the reports and findings and other information presented to them by the Company’s officers regarding financial reporting policies and practices. The Audit and Risk Committee also reviews the performance of the Company’s independent registered public accounting firm, the internal audit function and oversees policies associated with financial risk assessment and risk management. The Audit and Risk Committee selects the independent registered public accounting firm and meets with them to discuss the results of the annual audit and any related matters. The Board of Directors has determined that Messrs. Alliod and Garvey are “audit committee financial experts” under the rules of the SEC. Messrs. Alliod and Garvey are independent under the listing standards of The NASDAQ Stock Market applicable to audit committee members.

Item 11.  Executive Compensation.
Directors' Compensation
The following table provides the compensation received by individuals who served as non-employee directors of SI Financial during 2018. The table excludes perquisites, which did not exceed $10,000 in the aggregate, for each director.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Nonqualified Deferred Compensation Earnings(4)	Total
Mark D. Alliod	$54,500	$—	$—	$5,100	$4,584	$64,184
Roger Engle	45,500	—	—	5,100	—	50,600
Donna M. Evan	45,000	—	—	5,100	—	50,100
Michael R. Garvey	42,500	—	—	5,100	—	47,600
Robert O. Gillard	40,000	—	—	5,100	11,790	56,890
Kevin M. McCarthy	43,000	—	—	5,100	2,401	50,501
Kathleen A. Nealon	42,500	—	—	5,100	—	47,600
Dennis Pollack	42,500	—	—	5,100	—	47,600

(1) None of the directors held any shares of restricted stock at March 8, 2019.
(2) As of December 31, 2018, Messrs. Alliod, Engle, Gillard, McCarthy and Pollack and Ms. Evan and Ms. Nealon each held stock options to purchase 10,000 shares of SI Financial’s common stock. As of December 31, 2018, Mr. Garvey held stock options to purchase 18,981 shares of SI Financial’s common stock.
(3) Represents the cash incentive earned by our directors in 2018 under the Company's 2018 Pay for Performance (“PFP”) program.  The Company performance criteria used to determine incentives for our directors was the same criteria used for our named executive officers and given the same weighting.
(4) Reflects the above market earnings on the deferred fee arrangements between the Bank and Messrs. Alliod, Gillard and McCarthy. Under the terms of the arrangement, only Mr. Gillard has elected to defer a portion of his director fees during 2018.
Cash Retainer and Meeting Fees for Non-Employee Directors
The following table sets forth the applicable retainers and fees to be paid to non-employee directors for their service on Savings Institute’s and SI Financial’s Board of Directors during 2018.

Quarterly Retainer for service on SI Financial’s Board of Directors	$4,000
Monthly Retainer for service on Savings Institute’s Board of Directors	1,000
Monthly Retainer for Savings Institute’s Chairman of the Board	2,000
Fee per Board or Committee Meeting	500

Executive Compensation
Summary Compensation Table. The following table provides information concerning total compensation earned or paid to the principal executive officer and the two other most highly compensated executive officers of SI Financial who served in such capacities at December 31, 2018. These three officers are referred to as the named executive officers in this report.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total
Rheo A. Brouillard	2018	$499,231	$188,363	$26,136	$713,730
President and Chief Executive Officer	2017	478,846	181,119	27,211	687,176

Laurie L. Gervais	2018	296,346	109,164	24,188	429,698
Executive Vice President, Chief Operating Officer	2017	264,539	104,966	23,617	393,122

Lauren L. Murphy	2018	252,462	90,970	22,169	365,601
Executive Vice President, Chief Financial Officer	2017	233,154	87,471	23,182	343,807

(1) Details of the amounts reported in the “All Other Compensation” column for 2018 are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate, for each named executive officer.

	Mr. Brouillard	Ms. Gervais	Ms. Murphy
Employer matching contributions to 401(k) Plan	$8,241	$8,250	$8,250
Fair market value of allocations under the ESOP	11,392	11,392	11,392
Economic benefit of employer-paid premiums for split-dollar life insurance agreements	6,503	4,546	2,527
Employment and Change in Control Agreements
SI Financial and Savings Institute maintain a three-year employment agreement with Mr. Brouillard. On each anniversary date of the agreement and in connection with Mr. Brouillard’s performance review, the Board of Directors may renew the term of the agreement for an additional year so that the remaining term will be three years. The employment agreement provides for a base salary and, among other things, participation in discretionary bonuses or other incentive compensation provided to senior management, and participation in stock benefit plans and other fringe benefits applicable to executive personnel. The employment agreement also contains a non-competition and non-solicitation restriction if Mr. Brouillard’s employment is terminated for good reason (as defined in the agreement) or without cause (as defined in the agreement). Mr. Brouillard’s employment agreement has been extended through December 31, 2020 and his current base salary is $500,000.
Savings Institute maintains change in control agreements with Ms. Gervais and Ms. Murphy. These agreements provide each executive with cash severance and the continuation of certain benefits if their employment is terminated in connection with a change in control. In connection with each executive’s annual review, the Board of Directors may renew the agreements for an additional year so that the remaining term will be three years. The change in control agreements have been extended through December 31, 2020.

Pay for Performance Program
The Company's 2018 PFP was designed to reward employees and the Company's directors for their contribution towards the Company's success. Participants earned cash incentives under this program based on the Company’s achievement of specific financial performance measures. See “Summary Compensation Table” for the actual 2018 payouts to our named executive officers and “Directors’ Compensation” for the actual 2018 payout to our directors.
Outstanding Equity Awards at Fiscal Year-End
As of December 31, 2018, there were no outstanding equity awards for any of the named executive officers.
Executive Supplemental Retirement Plan
Savings Institute maintains an executive supplemental retirement plan arrangement for Mr. Brouillard, Ms. Gervais and Ms. Murphy. Each executive is entitled to a retirement benefit based on a fixed percentage of the average of his or her three highest years of compensation. Benefits are payable upon the earlier of an executive’s termination of employment (other than for cause) at or after attaining age 65, or on the date when the sum of the executive’s years of service and age total 80. If an executive terminates employment before satisfaction of these requirements, he or she may receive an early retirement benefit that would be adjusted by 2% for each point by which the sum of his or her age and years of service is less than 80. Executives may elect to receive their plan benefits in a single life annuity with 15 guaranteed annual payments or a lump sum equal to the actuarial equivalent of the annuity payment.
Split-Dollar Life Insurance Agreements
Savings Institute maintains individual split-dollar life insurance agreements with Mr. Brouillard, Ms. Gervais and Ms. Murphy to encourage the officers to continue to render high quality service to Savings Institute in exchange for financial protection for their beneficiaries if they die. The death benefits provided under the split-dollar life insurance agreements are funded through bank-owned life insurance policies. Savings Institute pays all of the life insurance premiums.
Supplemental Executive Retirement Plan
Savings Institute maintains a supplemental executive retirement plan that provides restorative payments to executives designated by the Board of Directors who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula and the full matching contribution under the 401(k) Plan. Savings Institute’s Board of Directors has designated Mr. Brouillard, Ms. Gervais and Ms. Murphy to participate in the plan. The restorative payments under the plan consist of payments in lieu of shares that cannot be allocated to the participant’s account under the ESOP and payments for employer matching contributions that cannot be allocated under the 401(k) Plan due to the legal limitations imposed on tax-qualified plans. The benefits under the plan will be paid to Mr. Brouillard, Ms. Gervais and Ms. Murphy at the same time benefits are paid under the ESOP and 401(k) Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership
The following table provides information as of March 8, 2019 with respect to persons and entities known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock. A person or entity may be considered to beneficially own any shares of common stock over which the person or entity has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
BlackRock, Inc.	739,576(1)	6.1%
55 East 52nd Street
New York, New York 10055

The Vanguard Group	679,055(2)	5.6%
100 Vanguard Boulevard
Malvern, Pennsylvania 19355

Savings Institute Bank & Trust Company	676,837(3)	5.6%
Employee Stock Ownership Plan
803 Main Street
Willimantic, Connecticut 06226

(1) Based on information contained in a Schedule 13G filed with the U.S. Securities and Exchange Commission on February 6, 2019.
(2) Based on information contained in a Schedule 13G filed with the U.S. Securities and Exchange Commission on February 12, 2019.
(3) Based on information contained in a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 11, 2019.

The following table provides information as of March 8, 2019 about the shares of SI Financial common stock that may be considered to be owned by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers of the Company as a group. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power, including any shares that such person has the right to acquire within 60 days, such as through the exercise of stock options. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Owned(1)		Number of Shares That May Be Acquired Within 60 Days By Exercising Options	Total	Percent of Common Stock Outstanding
Directors
Mark D. Alliod	14,091	(2)	6,000	20,091	*
Rheo A. Brouillard	84,638	(3)	—	84,638	*
Roger Engle	21,360	(4)	6,000	27,360	*
Donna M. Evan	23,390		6,000	29,390	*
Michael R. Garvey	9,903		14,981	24,884	*
Robert O. Gillard	25,429	(5)	6,000	31,429	*
Kevin M. McCarthy	80,093		6,000	86,093	*
Kathleen A. Nealon	6,281		6,000	12,281	*
Dennis Pollack	3,930		6,000	9,930	*
Named Executive Officers Who Are Not Also Directors
Laurie L. Gervais	66,907	(6)	—	66,907	*
Lauren L. Murphy	33,875	(7)	—	33,875	*

All Directors and Executive Officers as a group (13 persons)	402,677		76,981	479,658	4.0%

* Less than 1% of the Company's outstanding common stock
(1) This column includes the following:

	Allocated Shares Held in ESOP Trust	Shares Held in Trust in 401(k) Plan
Mr. Brouillard	14,087	19,697
Ms. Gervais	9,967	22,421
Ms. Murphy	9,076	2,787
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
(7) Includes 22 shares held in custodian accounts for each of Ms. Murphy’s two children.

Equity Compensation Plan

Set forth below is information as of December 31, 2018 regarding equity compensation plans.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	277,461	$11.52	87,014
Equity compensation plans not approved by stockholders	—	—	—
Total	277,461	$11.52	87,014
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
Transactions with Related Persons
The Sarbanes-Oxley Act of 2002 generally prohibits loans by SI Financial to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Savings Institute to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank and must not involve more than the normal risk of collectability or present other unfavorable features. Savings Institute is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Savings Institute to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.
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
In accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Savings Institute’s capital and surplus (up to a maximum of $500,000) and such loans must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to SI Financial’s Code of Ethics and Business Conduct, all executive officers and directors of SI Financial must disclose any existing or emerging conflicts of interest to the President and Chief Executive Officer of SI Financial. Such potential conflicts of interest include, but are not limited to: (1) SI Financial conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest; and (2) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or in competition with SI Financial.
Director Independence
The Company’s Board of Directors currently consists of nine members, all of whom are independent under the listing standards of The NASDAQ Stock Market, except for Rheo A. Brouillard. Mr. Brouillard is not independent because he is President and Chief Executive Officer of SI Financial and Savings Institute. In determining the independence of its directors, the Board considered transactions, relationships and arrangements between the Company and its directors that are not required to be disclosed under the heading “Transactions with Related Persons,” including loans or lines of credit that the Bank has made, directly or indirectly, to Mark D. Alliod, Roger Engle and Robert O. Gillard.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The following table sets forth the fees billed to the Company for the years ended December 31, 2018 and 2017 by Wolf & Company, P.C.:

	2018	2017

Audit Fees	$274,520	$268,059
Audit-Related Fees(1)	35,768	35,250
Tax Fees(2)	45,500	45,000
All Other Fees(3)	10,000	—

(1) Represents fees for audits of the 401(k) Plan and the ESOP.
(2) Represents services rendered for tax compliance, tax advice and tax planning, including the preparation of the annual tax returns and quarterly tax payments.
(3) Represents services rendered in connection with the acquisition of SI Financial Group, Inc. by Berkshire Hills Bancorp, Inc. and related filings on Form S-4.
Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm
The Audit and Risk Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit and Risk Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.
In addition, the Audit and Risk Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided.
The request may be made with respect to either specific services or a type of service for predictable or recurring services.
During the year ended December 31, 2018, all services were approved, in advance, by the Audit and Risk Committee in compliance with these procedures.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(1)  Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

◦	Reports of Independent Registered Public Accounting Firm

◦	Consolidated Balance Sheets as of December 31, 2018 and 2017

◦	Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016

◦	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016

◦	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

◦	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

◦	Notes to Consolidated Financial Statements

Such financial statements are included under Item 8. "Financial Statements and Supplemental Data."

(2)  Financial Statement Schedules
All financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto included under Item 8. "Financial Statements and Supplemental Data." in the Company’s Annual Report to Shareholders.

(3)  Exhibits
The exhibits listed below are filed as part of this report or are incorporated by reference herein.

2.1	Agreement and Plan of Merger dated as of December 11, 2018 by and between Berkshire Hills Bancorp, Inc. and SI Financial Group, Inc.(1)

3.1	Articles of Incorporation of SI Financial Group, Inc.(2)

3.2	Amended and Restated Bylaws of SI Financial Group, Inc.(3)

4.0	Specimen Stock Certificate of SI Financial Group, Inc.(4)

10.1	*Amended and Restated Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company, as amended and restated(5)

10.2	*Amendment to the Employment Agreement between Rheo A. Brouillard, SI Financial Group, Inc. and Savings Institute Bank and Trust Company(6)
...
10.3	*Form of Amended and Restated Directors Retirement Agreement(7)

10.4	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan(8)

10.5	*Savings Institute Group Term Replacement Plan(9)

10.6	*Split Dollar Life Insurance Agreement with Rheo Brouillard

10.7	*Split Dollar Life Insurance Agreement with Laurie Gervais

10.8	*Form of Amendment to the Split Dollar Life Insurance Agreement

10.9	*Director Deferred Fee Plan(10)

10.10	*SI Financial Group, Inc. 2005 Equity Incentive Plan(11)

10.11	*Change in Control Agreement between Laurie L. Gervais, SI Financial Group, Inc. and Savings Institute Bank and Trust Company(12)

10.12	*Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan with Rheo Brouillard

10.13	*Form of First Amendment to the Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (13)

10.14	*Amendment to the Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan(14)

10.15	*Amendment No. 3 to the Supplemental Executive Retirement Plan(15)

10.16	*SI Financial Group, Inc. 2012 Equity Incentive Plan(16)

10.17	*Change in Control Agreement between Jonathan S. Wood, SI Financial Group, Inc. and Savings Institute Bank and Trust Company(17)

10.18	*Change in control Agreement between Paul R. Little, SI Financial Group, Inc. and Savings Institute Bank and Trust Company(18)

10.19	*Change in control Agreement between Lauren L. Murphy, SI Financial Group, Inc. and Savings Institute Bank and Trust Company(19)

10.20
Agreement, dated February 25, 2015, by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company, Seidman and Associates LLC, Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., LSBK06-08, Broad Park Investors, CBPS, LLC, 2514 Multi-Strategy Fund, L.P., Veteri Place Corporation, Lawrence B. Seidman, an individual, and Dennis Pollack, an individual(20)

10.21	*Amended and Restated Executive Suplemental Retirement Plan with Laurie Gervais(21)

10.22	*Executive Supplemental Retirement Plan II between Savings Institute Bank and Trust Company and Lauren L. Murphy(22)

10.23	*Split Dollar Life Insurance Agreement with Lauren L. Murphy(23)

10.24	*Agreement between SI Financial Group, Inc., Savings Institute Bank and Trust Company, Berkshire Hills Bancorp, Inc. and Rheo A. Brouillard dated December 11, 2018(24)

10.25	*Agreement between SI Financial Group, Inc., Savings Institute Bank and Trust Company, Berkshire Hills Bancorp, Inc. and Lauren L. Murphy dated December 11, 2018(25)

10.26	*Agreement between SI Financial Group, Inc., Savings Institute Bank and Trust Company, Berkshire Hills Bancorp, Inc. and Laurie L. Gervais dated December 11, 2018(26)

21.0	List of Subsidiaries

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language):  (i)  the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*     Management contract or compensation plan or arrangement.

(1) Incorporated herein by reference to Exhibit 2.1 to the Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on December 11, 2018.
(2) Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-169302), filed with the Securities and Exchange Commission on September 10, 2010.
(3) Incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on August 23, 2017.
(4) Incorporated herein by reference to Exhibit 4.0 to the Registration Statement on Form S-1 (File No. 333-169302), filed with the Securities and Exchange Commission on September 20, 2010.
(5) Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 000-54241).
(6) Incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-54241).

(7)	Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017 (File No. 000-54241).

(8)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50801).
(9) Incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-116381), filed with the Securities and Exchange Commission on June 10, 2004.
(10) Incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017 (File No. 000-54241).

(11)
Incorporated herein by reference to Appendix A to the Proxy Statement for the 2005 Annual Meeting of Shareholders (File No. 000-50801) filed with the Securities and Exchange Commission on April 6, 2005.

(12) Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 000-54241).
(13) Incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50801).

(14)	Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-54241).

(15)	Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,2015 (File No. 000-54241).

(16)
Incorporated herein by reference to Appendix A to the Proxy Statement for the 2012 Annual Meeting of Shareholders (File No. 000-54241) filed with the Securities and Exchange Commission on March 30, 2012.

(17)	Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-54241).

(18)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 000-54241).
(19) Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 000-54241).

(20)	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on February 25, 2015.
(21) Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-54241).
(22) Incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-54241).
(23) Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-54241).

(24)	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on December 11, 2018.

(25)	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on December 11, 2018.

(26)	Incorporated herein by reference to Exhibit 10.3 to the Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on December 11, 2018.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.

By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 18, 2019
Rheo A. Brouillard

/s/ Lauren L. Murphy	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	March 18, 2019
Lauren L. Murphy

/s/ Mark D. Alliod	Chairman of the Board	March 18, 2019
Mark D. Alliod

/s/ Donna M. Evan	Director	March 18, 2019
Donna M. Evan

/s/ Roger Engle	Director	March 18, 2019
Roger Engle

/s/ Robert O. Gillard	Director	March 18, 2019
Robert O. Gillard

/s/ Michael R. Garvey	Director	March 18, 2019
Michael R. Garvey

/s/ Kevin M. McCarthy	Director	March 18, 2019
Kevin M. McCarthy

/s/ Kathleen A. Nealon	Director	March 18, 2019
Kathleen A. Nealon

/s/ Dennis Pollack	Director	March 18, 2019
Dennis Pollack