Form 10-Q
period 2019-03-31
SI Financial Group, Inc.
filed 2019-05-09
CIK 1500213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Yes ☐    No  ☒

 As of May 6, 2019, there were 12,034,193 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SIFI	The Nasdaq Stock Market LLC

SI FINANCIAL GROUP, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
SI FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts / Unaudited)

	March 31, 2019	December 31, 2018
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,489	$17,433
Interest-bearing	106,230	70,496
Total cash and cash equivalents	120,719	87,929

Available for sale securities, at fair value	139,079	143,822
Loans held for sale	1,324	1,915
Loans receivable (net of allowance for loan losses of $15,213 at March 31, 2019 and $14,682 at December 31, 2018)	1,316,229	1,312,565
Federal Home Loan Bank stock, at cost	8,168	9,035
Federal Reserve Bank stock, at cost	3,638	3,638
Bank-owned life insurance	34,847	34,633
Premises and equipment, net	19,232	19,552
Operating leases right-of-use assets	9,704	—
Goodwill and other intangibles	16,141	16,291
Accrued interest receivable	5,099	4,921
Deferred tax asset, net	6,649	6,921
Other real estate owned, net	222	720
Other assets	10,090	7,885
Total assets	$1,691,141	$1,649,827

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$249,833	$250,065
Interest-bearing	1,067,176	1,037,966
Total deposits	1,317,009	1,288,031

Mortgagors' and investors' escrow accounts	3,138	4,701
Federal Home Loan Bank advances	151,621	151,836
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Operating lease liability	9,753	—
Accrued expenses and other liabilities	25,579	24,883
Total liabilities	1,515,348	1,477,699

Shareholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized; 12,054,785 shares issued and outstanding at March 31, 2019 and December 31, 2018)	121	121
Additional paid-in-capital	126,232	126,153
Unallocated common shares held by ESOP	(2,088)	(2,208)
Unearned restricted shares	(229)	(226)
Retained earnings	52,852	50,426
Accumulated other comprehensive loss	(1,095)	(2,138)
Total shareholders' equity	175,793	172,128
Total liabilities and shareholders' equity	$1,691,141	$1,649,827

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$14,056	$12,663
Securities:
Taxable interest	915	677
Tax-exempt interest	13	14
Dividends	199	180
Other	524	220
Total interest and dividend income	15,707	13,754

Interest expense:
Deposits	3,339	1,955
Federal Home Loan Bank advances	775	806
Subordinated debt and other borrowings	89	68
Total interest expense	4,203	2,829

Net interest income	11,504	10,925

Provision for loan losses	518	725

Net interest income after provision for loan losses	10,986	10,200

Noninterest income:
Service fees	1,833	1,712
Wealth management fees	2	9
Increase in cash surrender value of bank-owned life insurance	214	215
Mortgage banking	197	214
Net gain on disposal of equipment	13	—
Other	504	244
Total noninterest income	2,763	2,394

Noninterest expenses:
Salaries and employee benefits	5,377	5,210
Occupancy and equipment	1,730	1,851
Computer and electronic banking services	1,281	1,288
Outside professional services	229	356
Marketing and advertising	173	234
Supplies	126	147
FDIC deposit insurance and regulatory assessments	191	173
Merger expenses	66	—
Core deposit intangible amortization	150	151
Other real estate owned operations	45	135
Other	317	506
Total noninterest expenses	9,685	10,051

Income before income tax provision	4,064	2,543
Income tax provision	930	537
Net income	$3,134	$2,006

Earnings per share:
Basic	$0.27	$0.17
Diluted	$0.27	$0.17

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands / Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$3,134	$2,006
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on available for sale securities	1,043	(1,078)
Other comprehensive income (loss)	1,043	(1,078)
Comprehensive income	$4,177	$928

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(In Thousands, Except Share Data / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Dollars
Balance at December 31, 2018	12,054,785	$121	$126,153	$(2,208)	$(226)	$50,426	$(2,138)	$172,128
Comprehensive income	—	—	—	—	—	3,134	1,043	4,177
Cash dividends declared ($0.06 per share)	—	—	—	—	—	(708)	—	(708)
Equity incentive plans compensation	—	—	33	—	(3)	—	—	30
Allocation of 12,159 ESOP shares	—	—	46	120	—	—	—	166
Balance at March 31, 2019	12,054,785	$121	$126,232	$(2,088)	$(229)	$52,852	$(1,095)	$175,793

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands / Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$3,134	$2,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	518	725
Employee stock ownership plan expense	166	175
Equity incentive plan expense	30	51
Amortization of investment premiums and discounts, net	130	324
Amortization of loan premiums and discounts, net	246	228
Depreciation and amortization of premises and equipment	502	582
Amortization of core deposit intangible	150	151
Deferred income tax benefit	(6)	(6)
Loans originated for sale	(8,051)	(5,811)
Proceeds from sale of loans held for sale	8,694	5,776
Net gain on sales of loans held for sale	(90)	(120)
Net gain on disposal of equipment	(13)	—
Net loss on sales or write-downs of other real estate owned	6	81
Increase in cash surrender value of bank-owned life insurance	(214)	(215)
Operating leases right-of-use assets amortization	49	—
Change in operating assets and liabilities:
Accrued interest receivable	(178)	(9)
Other assets	(2,167)	1,269
Accrued expenses and other liabilities	696	154
Net cash provided by operating activities	3,602	5,361

Cash flows from investing activities:
Purchases of available for sale securities	—	(1,993)
Proceeds from maturities of and principal repayments on available for sale securities	5,934	8,890
Purchases of Federal Reserve Bank stock	—	(2)
Redemption of Federal Home Loan Bank stock	867	—
Loan principal originations, net of principal collections	8,173	(24,579)
Purchases of loans	(12,601)	(2,382)
Proceeds from sales of other real estate owned	492	71
Purchases of premises and equipment	(169)	(560)
Net cash provided by (used in) investing activities	2,696	(20,555)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Net increase in deposits	28,978	14,473
Net decrease in mortgagors' and investors' escrow accounts	(1,563)	(1,310)
Proceeds from Federal Home Loan Bank advances	—	14,817
Repayments of Federal Home Loan Bank advances	(215)	(11,210)
Cash dividends on common stock	(708)	(716)
Net cash provided by financing activities	26,492	16,054

Net change in cash and cash equivalents	32,790	860
Cash and cash equivalents at beginning of period	87,929	83,486
Cash and cash equivalents at end of period	$120,719	$84,346

Supplemental cash flow information:
Interest paid	$4,097	$2,831
 See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

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

Basis of Financial Statement Presentation
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10.01 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted.  Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes for the year ended December 31, 2018 contained in Item 8. Financial Statements and Supplementary Data in the Company’s Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the periods covered herein. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the year ending December 31, 2019 or for any other period.

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
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

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

Management considers all nonaccrual loans, with the exception of certain consumer loans, to be impaired. Also, all TDRs are initially classified as impaired and follow the Company's nonaccrual policy. However, if the TDR was current prior to modification, nonaccrual status would not be required. If the loan was on nonaccrual prior to modification or if the payment amount significantly increases, the loan will remain on nonaccrual for a period of at least six months. Loans qualify for return to accrual status once the borrower has demonstrated the willingness and the ability to perform in accordance with the restructured terms of the loan agreement for a period of not less than six consecutive months. In most cases, loan payments less than 90 days past due are considered minor collection delays and the related loans are generally not considered impaired.

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
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

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
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

development projects. Upon the completion of construction, the loan generally converts to a permanent mortgage loan. Credit risk is affected by cost overruns, whether estimates of the sale price of the property are correct, the time it takes to sell at an adequate price and market conditions.

•
Commercial Business – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and reduced viability of the industry in which the customer operates will have a negative impact on the credit quality in this segment. The Bank provides loans to investors in the time share industry, which are secured by consumer receivables, and provides loans for capital improvements to condominium associations, which are secured by the assigned rights to levy special assessments to condominium owners. Additionally, the Bank purchases loans primarily out of our market area from a company specializing in medical loans, which are secured by medical equipment.

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
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

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

Leases
The Company leases certain properties and equipment under operating leases. For leases in effect upon adoption of Accounting Standards Update 2016-02 - Leases (Topic 842) at January 1, 2019 and for any leases commencing thereafter, the Company recognized a liability to make lease payments, the "lease liability," and an asset representing the right to use the underlying asset during the lease term, the "right-of-use asset." The lease liability is measured at the present value of the remaining lease payments, discounted at the Company's incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of the lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the term, any unamortized initial direct costs and any impairment of the right-of-use asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability and any impairment of the right-of-use asset.

Certain of the Company's leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. The Company's leases do not contain residual value guarantees or material variable lease payments. The Company does not have any material restrictions or covenants imposed by leases that would impact the Company's ability to pay dividends or cause the Company to incur additional financial obligations.

The Company has made an accounting policy election to not apply the recognition requirements in Topic 842 to short-term leases. The Company has also elected to use the practical expedient to make an accounting policy election for property leases to include both lease and nonlease components as a single component and account for it as a lease.

The Company's leases are not complex; therefore there were no significant assumptions or judgments made in applying the requirements of Topic 842, including the determination of whether the contracts contained a lease, the allocation of consideration in the contracts between lease and nonlease components and the determination of the discount rates for the leases.

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

Recent Accounting Pronouncements
Leases (Topic 842) - In February 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance to increase transparency and comparability among organizations by recognizing lease assets and lease

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

liabilities on the balance sheet and disclosing key information about leasing arrangements. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this update became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard was adopted by the Company on January 1, 2019. The Company elected to to apply the new standard as of the beginning of the period of adoption (January 1, 2019) and did restate comparative periods. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties. The Company has no finance leases or material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain certain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. Adoption of this standard is not expected to materially change the Company's recognition of lease expense in future periods. See Note 10 - Operating Leases - Right of Use Assets for additional disclosures related to leases.

Financial Instruments - Credit Losses (Topic 326): In June 2016, the FASB issued guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available for sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to current accounting guidance, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The update also simplifies the accounting model for purchased credit-impaired debt securities and loans. Disclosure requirements under the update have been expanded to include the entity's assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by year of origination. The update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which a cumulative-effect adjustment to equity will be recognized in the period of adoption. Management has developed a focus team that is reviewing and monitoring additional developments and accounting guidance to determine the impact to the Company's consolidated financial statements. Management is evaluating the models and related requirements and is developing an implementation plan.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

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

Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): In March 2017, the FASB issued guidance shortening the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The adoption of this guidance on January 1, 2019 did not have a material impact on the Company's consolidated financial statements due to limited holdings with callable features.

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

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented, and are not considered in diluted earnings per share calculations. The Company had anti-dilutive common shares outstanding of 129,422 and 133,342 for the three months ended March 31, 2019 and 2018, respectively.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$3,134	$2,006

Weighted average common shares outstanding:
Basic	11,769,717	11,909,028
Effect of dilutive stock options	33,352	86,270
Diluted	11,803,069	11,995,298

Earnings per share:
Basic	$0.27	$0.17
Diluted	$0.27	$0.17

NOTE 3.  SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$55,678	$359	$(1,068)	$54,969
Government-sponsored enterprises	9,974	43	(18)	9,999
Mortgage-backed securities:(1)
Agency - residential	70,985	253	(1,022)	70,216
Non-agency - residential	48	—	(4)	44
Collateralized debt obligation	772	40	—	812
Obligations of state and political subdivisions	500	—	—	500
Tax-exempt securities	2,509	30	—	2,539
Total available for sale securities	$140,466	$725	$(2,112)	$139,079

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”).  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. Government and agency obligations	$58,296	$145	$(1,403)	$57,038
Government-sponsored enterprises	9,969	39	(63)	9,945
Mortgage-backed securities:(1)
Agency - residential	74,412	113	(1,586)	72,939
Non-agency - residential	51	—	(4)	47
Collateralized debt obligation	786	40	—	826
Obligations of state and political subdivisions	500	—	—	500
Tax-exempt securities	2,516	13	(2)	2,527
Total available for sale securities	$146,530	$350	$(3,058)	$143,822

(1) Agency securities refer to debt obligations issued or guaranteed by government corporations or GSEs.  Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by any of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at March 31, 2019 are presented below. Maturities are based on the final contractual payment dates and do not reflect the impact of potential prepayments or early redemptions. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$6,516	$6,496
After 1 but within 5 years	21,966	21,888
After 5 but within 10 years	3,099	3,139
After 10 years	37,852	37,296
	69,433	68,819
Mortgage-backed securities	71,033	70,260
Total debt securities	$140,466	$139,079

There were no sales of available for sale securities for the three months ended March 31, 2019 and 2018.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$—	$—	$35,362	$1,068	$35,362	$1,068
Government-sponsored enterprises	—	—	6,961	18	6,961	18
Mortgage-backed securities:
Agency - residential	2,272	22	46,758	1,000	49,030	1,022
Non-agency - residential	—	—	44	4	44	4
Total	$2,272	$22	$89,125	$2,090	$91,397	$2,112

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and agency obligations	$2,982	$12	$35,673	$1,391	$38,655	$1,403
Government-sponsored enterprises	2,962	9	3,949	54	6,911	63
Mortgage-backed securities:
Agency - residential	5,310	22	51,840	1,564	57,150	1,586
Non-agency - residential	—	—	47	4	47	4
Tax-exempt securities	321	1	540	1	861	2
Total	$11,575	$44	$92,049	$3,014	$103,624	$3,058

At March 31, 2019, 64 debt securities with gross unrealized losses had an aggregate depreciation of 2.3% of the Company’s amortized cost basis. The unrealized losses are primarily related to the Company’s agency mortgage-backed securities and U.S. Government and agency obligations. There were no investments deemed other-than-temporarily impaired for the three months ended March 31, 2019 and 2018. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements of whether the applicable investments within the Company’s securities portfolio were not other-than-temporarily impaired at March 31, 2019.

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
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

Mortgage-backed Securities - Non-Agency - Residential. The unrealized losses on the Company's non-agency-residential mortgage-backed securities relate to one investment which has been evaluated by management and no potential credit loss was identified.

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company’s loan portfolio at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)
Real estate loans:
Residential - 1 to 4 family	$379,203	$384,353
Multi-family and commercial	597,033	568,889
Construction	43,467	43,320
Total real estate loans	1,019,703	996,562

Commercial business loans:
SBA and USDA guaranteed	64,389	68,481
Time share	37,759	39,391
Condominium association	33,710	35,899
Medical loans	37,244	37,454
Other	85,429	97,220
Total commercial business loans	258,531	278,445

Consumer loans:
Home equity	48,076	47,502
Other	1,742	1,569
Total consumer loans	49,818	49,071

Total loans	1,328,052	1,324,078

Deferred loan origination costs, net of fees	3,390	3,169
Allowance for loan losses	(15,213)	(14,682)
Loans receivable, net	$1,316,229	$1,312,565

The Company purchased commercial loans totaling $12.6 million during the three months ended March 31, 2019. For the twelve months ended December 31, 2018, the Company purchased commercial loans totaling $56.0 million.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

Allowance for Loan Losses
Changes in the allowance for loan losses for the three months ended March 31, 2019 and 2018 are as follows:

Three Months Ended March 31, 2019	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,196	$8,140	$1,120	$3,599	$627	$14,682
Provision (credit) for loan losses	(55)	538	21	19	(5)	518
Loans charged-off	—	—	—	—	(1)	(1)
Recoveries of loans previously charged-off	—	2	—	12	—	14
Balance at end of period	$1,141	$8,680	$1,141	$3,630	$621	$15,213

Three Months Ended March 31, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Balance at beginning of period	$1,093	$6,627	$633	$3,308	$673	$12,334
Provision (credit) for loan losses	104	326	94	225	(24)	725
Loans charged-off	—	—	—	(64)	—	(64)
Recoveries of loans previously charged-off	—	—	—	9	—	9
Balance at end of period	$1,197	$6,953	$727	$3,478	$649	$13,004

Further information pertaining to the allowance for loan losses at March 31, 2019 and December 31, 2018 is as follows:

March 31, 2019	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$324	$1,531	$—	$265	$21	$2,141
Allowance for loans individually or collectively evaluated and not deemed to be impaired	817	7,149	1,141	3,365	600	13,072
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,141	$8,680	$1,141	$3,630	$621	$15,213

Loans individually evaluated and deemed to be impaired	$6,060	$10,048	$—	$490	$405	$17,003
Loans individually or collectively evaluated and not deemed to be impaired	373,143	586,661	43,467	258,041	49,413	1,310,725
Amount of loans acquired with deteriorated credit quality	—	324	—	—	—	324
Total loans	$379,203	$597,033	$43,467	$258,531	$49,818	$1,328,052

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

December 31, 2018	Residential - 1 to 4 Family	Multi-family and Commercial	Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loans individually evaluated and deemed to be impaired	$283	$1,346	$—	$266	$27	$1,922
Allowance for loans individually or collectively evaluated and not deemed to be impaired	913	6,794	1,120	3,333	600	12,760
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total loan loss allowance	$1,196	$8,140	$1,120	$3,599	$627	$14,682

Loans individually evaluated and deemed to be impaired	$5,837	$12,056	$—	$495	$307	$18,695
Loans individually or collectively evaluated and not deemed to be impaired	378,516	556,173	43,320	277,950	48,764	1,304,723
Amount of loans acquired with deteriorated credit quality	—	660	—	—	—	660
Total loans	$384,353	$568,889	$43,320	$278,445	$49,071	$1,324,078

Past Due Loans
The following represents an aging of loans at March 31, 2019 and December 31, 2018:

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,913	$711	$2,128	$9,752	$369,451	$379,203	$—
Multi-family and commercial	7,337	3,211	838	11,386	585,647	597,033	335
Construction	212	—	—	212	43,255	43,467	—
Commercial Business:
SBA and USDA guaranteed	602	—	—	602	63,787	64,389	—
Time share	—	—	—	—	37,759	37,759	—
Condominium association	—	—	—	—	33,710	33,710	—
Medical loans	—	—	—	—	37,244	37,244	—
Other	3,690	—	322	4,012	81,417	85,429	—
Consumer:
Home equity	437	167	220	824	47,252	48,076	—
Other	5	1	—	6	1,736	1,742	—
Total	$19,196	$4,090	$3,508	$26,794	$1,301,258	$1,328,052	$335

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total 30 Days or More Past Due	Current	Total Loans	Past Due 90 Days or More and Accruing
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$5,585	$1,233	$2,331	$9,149	$375,204	$384,353	$—
Multi-family and commercial	1,441	295	1,513	3,249	565,640	568,889	522
Construction	—	—	—	—	43,320	43,320	—
Commercial Business:
SBA and USDA guaranteed	993	—	—	993	67,488	68,481	—
Time share	—	—	—	—	39,391	39,391	—
Condominium association	—	—	—	—	35,899	35,899	—
Medical loans	43	—	—	43	37,411	37,454	—
Other	324	—	325	649	96,571	97,220	—
Consumer:
Home equity	247	54	109	410	47,092	47,502	—
Other	2	1	1	4	1,565	1,569	—
Total	$8,635	$1,583	$4,279	$14,497	$1,309,581	$1,324,078	$522

Impaired and Nonaccrual Loans
The following is a summary of impaired loans and nonaccrual loans at March 31, 2019 and December 31, 2018:

	Impaired Loans(1)
March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,860	$3,860		$3,153
Multi-family and commercial	4,474	4,671		1,614
Commercial business - Other	65	65		65
Consumer:
Home equity	253	253		253
Other	—	—		2
Total impaired loans without valuation allowance	8,652	8,849		5,087

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	2,200	2,211	$324	612
Multi-family and commercial	5,898	5,898	1,531	2,108
Commercial business - Other	425	1,053	265	257
Consumer home equity	152	152	21	53
Total impaired loans with valuation allowance	8,675	9,314	2,141	3,030
Total impaired loans	$17,327	$18,163	$2,141	$8,117

(1) Includes loans acquired with deteriorated credit quality from the Newport Federal Savings Bank ("Newport") merger and performing troubled debt restructurings.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

	Impaired Loans(1)
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nonaccrual Loans
	(In Thousands)
Impaired loans without valuation allowance:
Real Estate:
Residential - 1 to 4 family	$3,863	$3,863		$3,153
Multi-family and commercial	7,854	7,854		2,996
Commercial business - Other	68	68		68
Consumer:
Consumer - Home equity	172	172		172
Consumer - Indirect automobile	—	—		2
Total impaired loans without valuation allowance	11,957	11,957		6,391

Impaired loans with valuation allowance:
Real Estate:
Residential - 1 to 4 family	1,974	1,985	$283	504
Multi-family and commercial	4,862	4,862	1,346	2,108
Commercial business - Other	427	1,055	266	257
Consumer - Home equity	135	135	27	36
Total impaired loans with valuation allowance	7,398	8,037	1,922	2,905
Total impaired loans	$19,355	$19,994	$1,922	$9,296

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

Additional information related to impaired loans is as follows:

	Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$6,115	$42	$19
Multi-family and commercial	10,736	213	106
Commercial business other	1,134	10	—
Consumer:
Consumer home equity	356	4	3
Other	2	—	—
Total	$18,343	$269	$128

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

The following tables present the Company’s loans by risk rating at March 31, 2019 and December 31, 2018:

March 31, 2019	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$370,722	$1,439	$7,042	$—	$—	$379,203
Multi-family and commercial	—	562,416	11,006	23,611	—	—	597,033
Construction	—	33,763	9,704	—	—	—	43,467
Total real estate loans	—	966,901	22,149	30,653	—	—	1,019,703

Commercial Business:
SBA and USDA guaranteed	64,389	—	—	—	—	—	64,389
Time share	—	37,759	—	—	—	—	37,759
Condominium association	—	33,710	—	—	—	—	33,710
Medical loans	—	37,237	7	—	—	—	37,244
Other	—	80,982	3,969	221	257	—	85,429
Total commercial business loans	64,389	189,688	3,976	221	257	—	258,531

Consumer:
Home equity	—	47,515	156	405	—	—	48,076
Other	—	1,741	—	1	—	—	1,742
Total consumer loans	—	49,256	156	406	—	—	49,818
Total loans	$64,389	$1,205,845	$26,281	$31,280	$257	$—	$1,328,052

December 31, 2018	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real Estate:
Residential - 1 to 4 family	$—	$375,896	$1,323	$7,134	$—	$—	$384,353
Multi-family and commercial	—	531,630	12,636	24,623	—	—	568,889
Construction	—	33,670	9,650	—	—	—	43,320
Total real estate loans	—	941,196	23,609	31,757	—	—	996,562

Commercial Business:
SBA and USDA guaranteed	68,481	—	—	—	—	—	68,481
Time share	—	39,391	—	—	—	—	39,391
Condominium association	—	35,899	—	—	—	—	35,899
Medical loans	—	37,439	—	15	—	—	37,454
Other	—	92,995	3,750	218	257	—	97,220
Total commercial business loans	68,481	205,724	3,750	233	257	—	278,445

Consumer:
Home equity	—	47,044	121	337	—	—	47,502
Other	—	1,567	—	2	—	—	1,569
Total consumer loans	—	48,611	121	339	—	—	49,071
Total loans	$68,481	$1,195,531	$27,480	$32,329	$257	$—	$1,324,078

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

The following tables provide information on loans modified as TDRs during the three months ended March 31, 2019 and 2018. During the modification process, there were no loan charge-offs or principal reductions for the loans included in the table below.

	Three Months Ended March 31,
	2019			2018
			Allowance for Loan Losses (End of Period)			Allowance for Loan Losses (End of Period)

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
	(Dollars in Thousands)
Residential - 1 to 4 family	—	$—	$—	2	$362	$61
Consumer - Home equity	—	—	—	1	100	10
Total	—	$—	$—	3	$462	$71

The following table provides the recorded investment, by type of modification, during the three months ended March 31, 2019 and 2018 for modified loans identified as TDRs.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Interest rate adjustments	$—	$77
Combination of rate and payment (1)	—	385
Total	$—	$462

(1) Terms include combination of rate adjustments and interest-only payment with deferral of principal.

There were no TDRs in payment default (defined as 90 days or more past due) within twelve months of restructure for the three months ended March 31, 2019 and March 31, 2018.

As of March 31, 2019, the Company held $1.8 million in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Loans Acquired with Deteriorated Credit Quality
The following is a summary of loans acquired from Newport with evidence of credit deterioration as of March 31, 2019 and December 31, 2018.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In Thousands)
Balance at December 31, 2018	$798	$660	$138	$20	$640
Collections	(7)	(7)	—	(1)	(6)
Dispositions	(310)	(310)	—	—	(310)
Balance at March 31, 2019	$481	$343	$138	$19	$324

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

NOTE 5.  PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)
Land	$4,746	$4,746
Buildings	13,911	13,829
Leasehold improvements	12,703	12,635
Furniture and equipment	13,371	13,525
	44,731	44,735
Accumulated depreciation and amortization	(25,499)	(25,183)
Premises and equipment, net	$19,232	$19,552

NOTE 6.  OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity on the balance sheet, such items along with net income are components of comprehensive income.

Components of other comprehensive loss and related tax effects are as follows:

	Three Months Ended March 31, 2019
	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:	(In Thousands)
Unrealized holding gains on available for sale securities	$1,321	$(278)	$1,043
Other comprehensive income	$1,321	$(278)	$1,043

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2019
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(1,387)	$292	$(1,095)
Accumulated other comprehensive loss	$(1,387)	$292	$(1,095)

	December 31, 2018
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized losses on available for sale securities	$(2,708)	$570	$(2,138)
Accumulated other comprehensive loss	$(2,708)	$570	$(2,138)

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

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

Quantitative measures established by regulation require the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Bank to maintain minimum ratios of core capital to adjusted average assets, common equity tier 1 capital to risk-weighted assets, tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets. At March 31, 2019, the Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory requirements. Management believes no conditions or events have occurred since March 31, 2019 that would materially adversely change the Bank’s capital classifications.

Effective January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer exclusively composed of common equity tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer increases the three risk-based capital ratios and has been phased in over a multi-year schedule with full compliance required by January 1, 2019. Management believes the Bank's capital level will remain characterized as "well-capitalized" under the new rules.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

The Bank's regulatory capital amounts and ratios at March 31, 2019 and December 31, 2018, compared to the FDIC's requirements for classification as a well capitalized institution and for minimum capital adequacy, were as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital	$157,809	12.89%	$55,105	4.50%	$79,596	6.50%
Tier 1 Capital to Risk Weighted Assets	157,809	12.89	73,473	6.00	97,964	8.00
Total Capital to Risk Weighted Assets	173,121	14.14	97,964	8.00	122,455	10.00
Tier 1 Capital to Average Assets	157,809	9.68	65,194	4.00	81,493	5.00

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Common Equity Tier 1 Capital	$154,215	12.88%	$53,865	4.50%	$77,805	6.50%
Tier 1 Capital to Risk Weighted Assets	154,215	12.88	71,820	6.00	95,760	8.00
Total Capital to Risk Weighted Assets	169,182	14.13	95,760	8.00	119,700	10.00
Tier 1 Capital to Average Assets	154,215	9.58	64,374	4.00	80,468	5.00

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.  The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2019.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$16,954	$38,015	$—	$54,969
Government-sponsored enterprises	—	9,999	—	9,999
Mortgage-backed securities	—	70,260	—	70,260
Collateralized debt obligation	—	—	812	812
Obligations of state and political subdivisions	—	500	—	500
Tax-exempt securities	—	2,539	—	2,539
Forward loan sale commitments and derivative loan commitments	—	—	71	71
Interest rate swap agreements	—	3,163	—	3,163
Total assets	$16,954	$124,476	$883	$142,313

Liabilities:
Forward loan sale commitments	$—	$—	$4	$4
Interest rate swap agreements	—	3,163	—	3,163
Total liabilities	$—	$3,163	$4	$3,167

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
U.S. Government and agency obligations	$18,391	$38,647	$—	$57,038
Government-sponsored enterprises	—	9,945	—	9,945
Mortgage-backed securities	—	72,986	—	72,986
Collateralized debt obligation	—	—	826	826
Obligations of state and political subdivisions	—	500	—	500
Tax-exempt securities	—	2,527	—	2,527
Forward loan sale commitments and derivative loan commitments	—	—	89	89
Interest rate swap agreements	—	1,533	—	1,533
Total assets	$18,391	$126,138	$915	$145,444

Liabilities:
Forward loan sale commitments	$—	$—	$1	$1
Interest rate swap agreements	—	1,533	—	1,533
Total liabilities	$—	$1,533	$1	$1,534

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Collateralized Debt Obligations	Derivative Loan and Forward Loan Sale Commitments, Net
	(In Thousands)
Balance at December 31, 2018	$826	$88
Total realized losses included in net income	—	(21)
Principal payments and net accretion	(14)	—
Balance at March 31, 2019	$812	$67

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may also be required from time to time to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at March 31, 2019 and December 31, 2018. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018.

	At March 31, 2019			At December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$—	$—	$993	$—	$—	$1,016
Other real estate owned	—	—	222	—	—	720
Total assets	$—	$—	$1,215	$—	$—	$1,736

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

The following table summarizes losses resulting from fair value adjustments for assets measured at fair value on a nonrecurring basis.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Impaired loans	$241	$266
Other real estate owned	—	26
Total losses	$241	$292

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2019 and December 31, 2018. The estimated fair value amounts at March 31, 2019 and December 31, 2018 have been measured as of each respective date, and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

As of March 31, 2019 and December 31, 2018, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$120,719	$120,719	$—	$—	$120,719
Available for sale securities	139,079	16,954	121,313	812	139,079
Loans held for sale	1,324	—	—	1,379	1,379
Loans receivable, net	1,316,229	—	—	1,306,251	1,306,251
Federal Home Loan Bank stock	8,168	—	—	8,168	8,168
Federal Reserve Bank stock	3,638	—	—	3,638	3,638
Accrued interest receivable	5,099	—	—	5,099	5,099
Financial Liabilities:
Deposits	1,317,009	—	—	1,317,732	1,317,732
Mortgagors' and investors' escrow accounts	3,138	—	—	3,138	3,138
Federal Home Loan Bank advances	151,621	—	150,413	—	150,413
Junior subordinated debt owed to unconsolidated trust	8,248	—	—	6,439	6,439
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	25	—	—	25	25
Forward loan sale commitments	46	—	—	46	46
Interest rate swap agreements	3,163	—	3,163	—	3,163
Liabilities:
Forward loan sale commitments	4	—	—	4	4
Interest rate swap agreements	3,163	—	3,163	—	3,163

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$87,929	$87,929	$—	$—	$87,929
Available for sale securities	143,822	18,391	124,605	826	143,822
Loans held for sale	1,915	—	—	1,950	1,950
Loans receivable, net	1,312,565	—	—	1,285,733	1,285,733
Federal Home Loan Bank stock	9,035	—	—	9,035	9,035
Federal Reserve Bank stock	3,638	—	—	3,638	3,638
Accrued interest receivable	4,921	—	—	4,921	4,921
Financial Liabilities:
Deposits	1,288,031	—	—	1,288,238	1,288,238
Mortgagors' and investors' escrow accounts	4,701	—	—	4,701	4,701
Federal Home Loan Bank advances	151,836	—	149,838	—	149,838
Junior subordinated debt owed to unconsolidated trust	8,248	—	6,613	—	6,613
On-balance Sheet Derivative Financial Instruments:
Assets:
Derivative loan commitments	23	—	—	23	23
Forward loan sale commitments	66	—	—	66	66
Interest rate swap agreement	1,533	—	1,533	—	1,533
Liabilities:
Forward loan sale commitments	1	—	—	1	1
Interest rate swap agreement	1,533	—	1,533	—	1,533

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
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

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

Interest Rate Swap Agreements - The Company does not use derivatives for trading or speculative purposes. Interest rate swap derivatives not designated as hedges are offered to certain qualifying commercial customers and to manage the Company's exposure to interest rate movements but do not meet the strict hedge accounting definition under FASB Topic 815, "Derivatives and Hedging." As of March 31, 2019, based on the current position of the Company's interest rate swap agreements, the Company paid $3.5 million into a collateral account with the correspondent bank to collateralize its net liability position. The Company and correspondent bank have an agreement to secure any outstanding payable in excess of $100,000.

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

The Company is in compliance with the above provisions as of March 31, 2019.

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

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

Interest Rate Risk Management - Derivative Instruments
The following table presents the fair values of derivative instruments as well as their classification on the consolidated balance sheets at March 31, 2019 and December 31, 2018.

		March 31, 2019
	Balance Sheet Location	Notional Amount	Weighted-Average Remaining Maturity (In years)	Weighted-Average Rate Received	Weighted-Average Rate Paid	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	Other Assets	$2,164	—	—%	—%	$25
Forward loan sale commitments	Other Assets	3,488	—	—	—	42
Commercial loan customer interest rate swap position	Other Assets	67,712	8.90	4.45	4.45	3,163
Counterparty interest rate swap position	Other Liabilities	67,712	8.90	4.45	4.45	3,163

		December 31, 2018
	Balance Sheet Location	Notional Amount	Weighted-Average Remaining Maturity (In years)	Weighted-Average Rate Received	Weighted-Average Rate Paid	Estimated Fair Value
		(In Thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	Other Assets	$2,541	—	—%	—%	$23
Forward loan sale commitments	Other Assets	4,009	—	—	—	65
Commercial loan customer interest rate swap position	Other Assets	40,988	10.23	4.64	4.64	1,533
Counterparty interest rate swap position	Other Liabilities	40,988	10.23	4.64	4.64	1,533

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

NOTE 10. OPERATING LEASES - RIGHT-OF-USE ASSETS

The Company has various operating leases for office space that expire through 2039. At March 31, 2019, the Company had lease liabilities totaling $9.8 million and right-of-use assets totaling $9.7 million related to these leases. For the three months ended March 31, 2019, the weighted-average remaining lease term for operating leases was 6.6 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.51%.

During the three months ended March 31, 2019, the Company recognized $237,000 in operating lease costs, which are included in noninterest expenses in the Company's consolidated statement of income. During the three months ended March 31, 2019, operating cash flows from operating leases was $223,000.

There were no sale and leaseback transactions or leveraged leases during the three months ended March 31, 2019. At March 31, 2019, the Company had no leases that had not yet commenced.

At March 31, 2019, a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to total operating lease liability are as follows:

March 31, 2019
(Dollars in thousands)
Lease payments due:
Within one year	$1,314
After one but within two years	1,296
After two but within three years	1,154
After three but within four years	1,053
After four but within five years	1,049
After five years	6,176
Total undiscounted cash flows	12,042
Discount on cash flows	(2,289)
Total lease liability	$9,753

NOTE 11. MERGER AGREEMENT WITH BERKSHIRE HILLS BANCORP, INC.

On December 11, 2018, the Company entered into a Merger Agreement with Berkshire Hills Bancorp, Inc. ("Berkshire"). Under the Merger Agreement, the Company will merge with and into Berkshire, with Berkshire as the surviving corporation, in an all-stock transaction. The stockholders of the Company approved the Merger Agreement at a meeting of the Company's stockholders held on April 2, 2019. The Company anticipates the merger with Berkshire to be completed in the second quarter of 2019, subject to regulatory approvals and other customary closing conditions.

SI FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018 AND DECEMBER 31, 2018

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2019 and December 31, 2018 and the results of operations for the three months ended March 31, 2019 and 2018. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in the Company’s 2018 Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board; the quality and composition of the loan and investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting and tax principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims, any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the determination of allowance for loan losses, deferred income taxes and the impairment of long-lived assets, such as goodwill and other intangibles, to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in Item 8. Financial Statements and Supplementary Data in the Company’s Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Assets:
Summary. Assets increased $41.3 million, or 2.5%, to $1.69 billion at March 31, 2019, compared to $1.65 billion at December 31, 2018, principally due to increases of $32.8 million in cash and cash equivalents, $9.7 million in operating leases right-of-use assets and $3.7 million in net loans receivable, offset by decreases of $4.7 million in available for sale securities, $867,000 in Federal Home Loan Bank stock, $591,000 in loans held for sale and $498,000 in other real estate owned. The increase in cash and cash equivalents reflects the maturation of securities and deposit growth that together exceeded loan growth. The increase of $9.7 million in operating leases right-of-use assets was a result of the adoption of new lease accounting guidance requiring the recognition of lease assets and liabilities on the balance sheet.

Loans Receivable, Net. Net loans increased $3.7 million primarily due to increases of $28.1 million in multi-family and commercial real estate loans, offset by decreases of $19.9 million in commercial business loans and $5.2 million in residential mortgage loans. Changes in the loan portfolio consisted of the following:

•
Residential Real Estate. Residential mortgage loans comprised 28.6% of the total loan portfolio at March 31, 2019 and decreased $5.2 million to $379.2 million as compared to $384.4 million at December 31, 2018. The reduction in residential mortgage loans reflects the sale of $8.1 million of long-term fixed-rate loans in the secondary market during 2019. The Company sold $5.8 million of such loans in the three months ended March 31, 2018. Residential mortgage loan originations decreased $4.9 million during the three months ended March 31, 2019 over the comparable period in 2018 as a result of decreased activity in the housing market due in part to the higher interest rate environment. Proceeds from loans sold for the three months ended March 31, 2019 were $8.7 million compared to $5.8 million for the three months ended March 31, 2018.

•
Multi-family and Commercial Real Estate. Multi-family and commercial real estate loans represented 45.0% of total loans at March 31, 2019 and increased $28.1 million, or 4.9%, during the three months ended March 31, 2019 to $597.0 million. Originations for multi-family and commercial real estate loans were $36.9 million during the three months ended March 31, 2019, representing a decrease of $21.3 million compared to the same period in 2018.

•
Construction. Construction loans, which include both residential and commercial construction loans, increased $147,000 to $43.5 million for the three months ended March 31, 2019, primarily due to increased commercial real estate activity.

•
Commercial Business. Commercial business loans represented 19.5% of total loans at March 31, 2019. Commercial business loans decreased $19.9 million, or 7.2%, for the three months ended March 31, 2019, primarily due to decreases of $11.8 million in other commercial business loans, $4.1 million in SBA and USDA guaranteed loans, $2.2 million in condominium association loans and $1.6 million in time share loans. Commercial business loan originations increased $1.3 million during the three months ended March 31, 2019 as compared to the same period in 2018. At March 31, 2019, unfunded lines of credit related to time share lending totaled $9.4 million.

•
Consumer. Consumer loans represented 3.8% of the Company’s total loan portfolio at March 31, 2019. Consumer loans increased $747,000 during the three months ended March 31, 2019, due to increases of $574,000 in home equity loans and $173,000 in other consumer loans. Loan originations for consumer loans totaled $2.4 million, representing a decrease of $3.0 million for the three months ended March 31, 2019 over the comparable period in 2018.

The allowance for loan losses totaled $15.2 million at March 31, 2019 compared to $14.7 million at December 31, 2018. The ratio of the allowance for loan losses to total loans increased to 1.15% at March 31, 2019 from 1.11% at

December 31, 2018, primarily due to increases in reserves for impaired loans and a higher provision related to the increase in the commercial real estate loan portfolio, which carries a higher degree of risk (excluding guaranteed SBA and USDA loans) than other loans held in the portfolio and a decrease in SBA and USDA loans, which because of the government guarantee on these loans does not require a corresponding allowance for loan losses.

The following table provides information with respect to nonperforming assets and TDRs as of the dates indicated.

	March 31, 2019	December 31, 2018
Nonaccrual loans:	(Dollars in Thousands)
Real estate loans:
Residential - 1 to 4 family	$3,765	$3,657
Multi-family and commercial	3,722	5,104
Total real estate loans	7,487	8,761
Commercial business loans:
Other	322	325
Total commercial business loans	322	325
Consumer loans:
Home equity	306	208
Other	2	2
Total consumer loans	308	210
Total nonaccrual loans	8,117	9,296
Accruing loans past due 90 days or more	335	522
Total nonperforming loans (1)	8,452	9,818
Other real estate owned, net (2)	222	720
Total nonperforming assets	8,674	10,538
Accruing troubled debt restructurings	9,212	9,731
Total nonperforming assets and troubled debt restructurings	$17,886	$20,269

Allowance for loan losses as a percent of nonperforming loans	180.00%	149.54%
Total nonperforming loans to total loans	0.64%	0.74%
Total nonperforming loans to total assets	0.50%	0.60%
Total nonperforming assets and troubled debt restructurings to total assets	1.06%	1.23%

(1) Includes nonperforming TDRs totaling $666,000 million and $2.9 million at March 31, 2019 and December 31, 2018, respectively.
(2) Other real estate owned balances are shown net of related write-downs.

The decrease in nonperforming loans was primarily due to decreases in nonperforming multi-family and commercial real estate loans of $1.4 million.

Other real estate owned decreased $498,000 to $222,000 at March 31, 2019, primarily due to the sale of one commercial property totaling $492,000. At March 31, 2019, other real estate owned consisted of two residential properties.

Over the past few years, the Company has sought to restructure nonperforming loans rather than pursue foreclosure or liquidation, believing this approach achieves the best economic outcome for the Company in view of the current economic environment. Modified payment terms for TDRs generally involve deferred principal payments, interest rate concessions, maturity extensions, or a combination of these items. TDRs decreased $2.8 million to $9.9 million at March 31, 2019, compared to $12.6 million at December 31, 2018. Of the TDRs, $9.2 million and $9.7 million were performing in accordance with their restructured terms at March 31, 2019 and December 31, 2018, respectively. The Company anticipates these borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:
Summary. Liabilities increased $37.6 million, or 2.5%, to $1.52 billion at March 31, 2019 compared to $1.48 billion at December 31, 2018. Deposits increased $29.0 million, or 2.2%, which included an increase in certificates of deposit of $38.1 million, partially offset by decreases of $8.2 million in NOW and money market accounts and savings accounts of $686,000. Although market competition continues to be intense, deposit growth remained strong because of competitively-priced deposit products and marketing initiatives. Borrowings decreased $215,000 from $160.1 million at December 31, 2018 to $159.9 million at March 31, 2019, resulting from repayments of FHLB advances with funds from excess deposits. The increase in total liabilities includes operating lease liabilities of $9.8 million related to the adoption of the new lease accounting standard.

Equity:
Summary. Shareholders’ equity increased $3.7 million from $172.1 million at December 31, 2018 to $175.8 million at March 31, 2019. The increase in shareholders' equity was attributable to net income of $3.1 million and a decrease in unrealized losses on securities included in other comprehensive income of $1.0 million, partially offset by dividends paid of $708,000.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised of the unrealized gains and losses on available for sale securities. The net unrealized losses on available for sale securities, net of taxes, totaled $1.1 million at March 31, 2019 and $2.1 million at December 31, 2018.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

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

Summary. The Company reported net income of $3.1 million for the three months ended March 31, 2019 compared to $2.0 million for the three months ended March 31, 2018.

Interest and Dividend Income. Total interest and dividend income increased $2.0 million, or 14.2%, to $15.7 million for the quarter ended March 31, 2019, compared to $13.8 million for the same period in 2018. The increase in interest and dividend income was primarily a result of increases in the average rates and balances of loans and other interest-earning assets and average rate on investment securities, partially offset by a decrease in the average balance on investment securities. Interest income on loans and securities reflects net accretion of $46,000 and net accretion of $2,000 for the quarters ended March 31, 2019 and 2018, respectively, related to fair value adjustments of loans and securities resulting from the Newport acquisition. The average yield earned on interest-earning assets for the quarter ended March 31, 2019 increased 33 basis points to 4.10% compared to 3.77% for the quarter ended March 31, 2018, due to increases of 83 basis points in the average yield earned on other interest-earning assets, 82 basis points in the average yield earned on securities and 26 basis points in the average yield earned on loans. The increase in yields reflects the rising interest rate environment. The average balance of interest-earning assets increased $73.2 million to $1.56 billion for the three months ended March 31, 2019 due to increases of $53.2 million in the average balance of loans and $31.7 million in the average balance of other interest-earning assets, partially offset by a decrease of $11.7 million in the average balance of securities compared to the same period in 2018.

Interest Expense. For the quarter ended March 31, 2019, interest expense increased $1.4 million, or 48.6%, primarily resulting from higher average rates paid on deposits and borrowings and an increase in the average balance of deposits, partially offset by a reduction in the average balance of FHLB advances compared to the same quarter in 2018. The average balance of interest-bearing deposits increased $49.7 million to $1.05 billion for the quarter ended March 31, 2019 compared to the same period in 2018, primarily due to increases of $83.1 million in the average balance of certificates of deposit, offset by decreases of $24.6 million in the average balance of NOW and money market accounts and $8.5 million in the average balance of savings deposits. The average rate paid on interest-bearing deposits increased 50 basis points to 1.29%. The average balance of FHLB advances decreased $20.8 million for the quarter ended March 31, 2019, and the average rate paid increased 17 basis points to 2.07%. The average rate paid on subordinated debt increased 104 basis points to 4.38%, compared to the same period in 2018, due to increases in the three-month LIBOR rate.

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

	At or For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1) (2) (3)	$1,314,466	$14,097	4.35%	$1,261,265	$12,730	4.09%
Securities (3)	156,030	1,130	2.94	167,728	876	2.12
Other interest-earning assets	88,751	524	2.39	57,023	220	1.56
Total interest-earning assets	1,559,247	15,751	4.10	1,486,016	13,826	3.77

Noninterest-earning assets	93,366			92,581
Total assets	$1,652,613			$1,578,597

Interest-bearing liabilities:
Deposits:
Business checking	$536	—	—	$671	—	—
NOW and money market	488,949	363	0.30	513,598	276	0.22
Savings (4)	25,677	29	0.46	34,224	25	0.30
Certificates of deposit (5)	534,038	2,947	2.24	450,977	1,654	1.49
Total interest-bearing deposits	1,049,200	3,339	1.29	999,470	1,955	0.79

Federal Home Loan Bank advances	151,694	775	2.07	172,487	806	1.90
Subordinated debt	8,248	89	4.38	8,248	68	3.34
Total interest-bearing liabilities	1,209,142	4,203	1.41	1,180,205	2,829	0.97

Noninterest-bearing liabilities	268,786			228,646
Total liabilities	1,477,928			1,408,851

Total shareholders' equity	174,685			169,746

Total liabilities and shareholders' equity	$1,652,613			$1,578,597

Net interest-earning assets	$350,105			$305,811

Tax equivalent net interest income (3)		11,548			10,997

Tax equivalent interest rate spread (6)			2.69%			2.80%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.00%			3.00%

Average of interest-earning assets to average interest-bearing liabilities			128.95%			125.91%

Less tax equivalent adjustment (3)		(44)			(72)

Net interest income		$11,504			$10,925

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale and excludes the allowance for loan losses.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

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

	Three Months Ended March 31, 2019 and 2018
	Increase (Decrease) Due To
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)(3)	$844	$523	$1,367
Securities (3)	311	(57)	254
Other interest-earning assets	215	89	304
Total interest-earning assets	1,370	555	1,925
Interest-bearing liabilities:
Interest expense:
Deposits (4)	1,137	247	1,384
Federal Home Loan Bank advances	61	(92)	(31)
Subordinated debt	21	—	21
Total interest-bearing liabilities	1,219	155	1,374
Change in net interest income	$151	$400	$551

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2) Loan fees are included in interest income and are immaterial.
(3) Municipal securities income, tax-exempt loan income and net interest income are presented on a tax equivalent basis using a tax rate of 21%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4) Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The provision for loan losses decreased $207,000 for the quarter ended March 31, 2019 compared to the same period in 2018, primarily due to decreases in general reserve risk factors as well as reductions in net loan charge-offs. At March 31, 2019, nonperforming loans increased to $8.5 million compared to $7.9 million at March 31, 2018, primarily resulting from increases in nonperforming residential real estate loans and multi-family and commercial real estate loans of $691,000 and $402,000, respectively. Net loan recoveries were $13,000 for the quarter ended March 31, 2019 compared to net loan charge-offs of $55,000 for the quarter ended March 31, 2018.

Noninterest Income.  The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percent
	(Dollars in Thousands)
Service fees	$1,833	$1,712	$121	7.1%
Wealth management fees	2	9	(7)	(77.8)
Increase in cash surrender value of bank-owned life insurance	214	215	(1)	(0.5)
Mortgage banking	197	214	(17)	(7.9)
Net gain on disposal of equipment	13	—	13	N/A
Other	504	244	260	106.6
Total noninterest income	$2,763	$2,394	$369	15.4%

Noninterest income increased $369,000 to $2.8 million for the quarter ended March 31, 2019 compared to $2.4 million for the same period in the prior year, primarily due to fee income of $255,000 from interest rate swap agreements entered into during the first quarter of 2019. Service fees increased $121,000 for the quarter ended March 31, 2019 compared to the first quarter of 2018 due to a higher volume of electronic banking transactions and an increase in service and overdraft fees. Despite higher volume during the first quarter of 2019, income from mortgage banking activities decreased $17,000 compared to the same period in 2018 due to lower average gains on residential fixed-rate loan sales.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percent
	(Dollars in Thousands)
Salaries and employee benefits	$5,377	$5,210	$167	3.2%
Occupancy and equipment	1,730	1,851	(121)	(6.5)
Computer and electronic banking services	1,281	1,288	(7)	(0.5)
Outside professional services	229	356	(127)	(35.7)
Marketing and advertising	173	234	(61)	(26.1)
Supplies	126	147	(21)	(14.3)
FDIC deposit insurance and regulatory assessments	191	173	18	10.4
Merger expenses	66	—	66	N/A
Core deposit intangible amortization	150	151	(1)	(0.7)
Other real estate operations	45	135	(90)	(66.7)
Other	317	506	(189)	(37.4)
Total noninterest expenses	$9,685	$10,051	$(366)	(3.6)%

Noninterest expenses decreased $366,000 for the first quarter of 2019 compared to the same period in 2018, primarily due to a decrease of $189,000 in other noninterest expense, which was in large part due to a reduction in the provision for credit losses and losses on electronic banking. Outside professional services decreased

$127,000 for the quarter ended March 31, 2019 versus the same period in 2018 due to a decrease in legal expenses. Occupancy and equipment decreased $121,000 during the first quarter of 2019 compared to the same period in 2018 primarily due to lower building maintenance and equipment expense. Compared to the same period in 2018, expense from other real estate owned decreased $90,000 for the quarter ended March 31, 2019 as a result of write-downs of existing foreclosed properties and the sale of three foreclosed properties held by the Bank. Salaries and benefits increased $167,000 for the first quarter of 2019 versus the comparable period in 2018 primarily attributable to an increase in salaries and related compensation, benefits and taxes.

Income Tax Provision. The provision for income taxes increased $393,000 for the quarter ended March 31, 2019 compared to the same period in 2018 due to higher income. The effective tax rate for the quarter ended March 31, 2019 and 2018 was 22.9% and 21.1%, respectively.

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

The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $120.7 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $139.1 million at March 31, 2019. In addition, at March 31, 2019, the Bank had the ability to borrow an additional $130.4 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Bank had FHLB advances outstanding of $151.6 million and no overnight advances outstanding. Additionally, the Bank has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis and maintains a $25.0 million unsecured line of credit with a financial institution to access federal funds. The Bank believes that its liquid assets combined with the available lines of credit provide adequate liquidity to meet its current financial obligations.

The Bank's primary investing activities are the origination, purchase and sale of loans and the purchase of securities. For the three months ended March 31, 2019, the Bank originated $62.1 million of loans, and purchased $12.6 million of loans and purchased no securities. For the year ended December 31, 2018, the Bank originated $336.1 million of loans and purchased $56.0 million of loans and $34.9 million of securities.

Financing activities consist primarily of activity in deposit accounts and in borrowed funds. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts, was $27.4 million for the three months ended March 31, 2019. FHLB advances decreased $215,000 for the three months ended March 31, 2019 and decreased $18.3 million for the year ended December 31, 2018. The decrease in borrowings for the first three months of 2019 resulted from the net repayments of FHLB advances with excess deposits. Certificates of deposit due within one year of March 31, 2019 totaled $255.8 million, or 19.4% of total deposits. Management believes the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit due to the uncertain interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

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

The Company did not repurchase any shares of the Company's common stock during the first three months of 2019 and repurchased 215,000 shares of the Company’s common stock at a cost of $3.2 million during the year ended December 31, 2018. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2018 Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. The Company may continue to repurchase shares of its common stock in the future. The Company’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes such restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At March 31, 2019, on an unconsolidated basis, the Company had cash and cash equivalents of $1.4 million and available for sale securities of $6.9 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2018. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2018 and March 31, 2019.

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

Financial instruments whose contract amounts represent credit risk at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)
Commitments to extend credit:
Commitments to originate loans	$27,596	$23,441
Undisbursed construction loans	33,656	42,848
Undisbursed home equity lines of credit	58,630	59,314
Undisbursed commercial lines of credit	56,888	67,576
Overdraft protection lines	1,264	1,249
Standby letters of credit	338	338
Total commitments	$178,372	$194,766

Future loan commitments at March 31, 2019 and December 31, 2018 included fixed-rate loan commitments of $9.5 million and $13.0 million, respectively, at interest rates ranging from 3.00% to 6.00% and 3.00% to 6.88%, respectively.

The Bank is a limited partner in three small business investment corporations ("SBICs"). At March 31, 2019, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $787,000.

For the three months ended March 31, 2019, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2018 Form 10-K.

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

The table below sets forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2019 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of the Company’s earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at March 31, 2019.

	Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
100 basis point decrease in rates	(4.94)%	(4.10)%
200 basis point increase in rates	6.76	4.49
300 basis point increase in rates	8.91	4.63

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

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Management believes any potential liability that may result from these legal proceedings would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 20, 2019, one purported SI Financial stockholder filed a putative class action lawsuit against SI Financial, Berkshire Hills and the members of the SI Financial board of directors in the Circuit Court for Baltimore County, captioned Parshall v. Mark Alliod, et al., Docket No. C-03-CV-19-000124 (the "Complaint"). The plaintiff, on behalf of himself and similarly-situated SI Financial stockholders, generally alleged that the defendants breached their fiduciary duties to SI Financial and its stockholders in connection with the Merger Agreement. The Complaint alleged that the defendants failed to secure adequate value for SI Financial stockholders in connection with the merger and that the registration statement filed with the SEC on February 4, 2019 contained materially incomplete information regarding the merger. The plaintiff seeks injunctive relief, rescission of the merger or rescissory damages (if the merger is consummated), other unspecified damages, and an award of attorneys' fees and expenses.

On March 5, 2019, one purported SI Financial stockholder filed a putative class action lawsuit against SI Financial and the members of the SI Financial board of directors in the United States District Court for the District of Connecticut, captioned Bushanksy v. SI Financial Group, Inc. et al., Case No. 3:19-cv-00321. The plaintiff, on behalf of himself and similarly-situated SI Financial stockholders, generally alleged that the Proxy Statement/Prospectus contained material misstatements and omissions in violation of Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The plaintiff seeks injunctive relief, rescission of the merger or rescissory damages (if the merger is consummated), declaratory relief, and an award of attorneys’ fees and expenses.

In addition, on March 5, 2019, one purported SI Financial stockholder filed a putative class action lawsuit against SI Financial and the members of the SI Financial board of directors in the United States District Court for the Southern District of New York, captioned Raul v. SI Financial Group, Inc. et al., Case No. 1:19-cv-02038. The plaintiff generally alleged that the proxy statement/prospectus filed on February 26, 2019 with the SEC contains material and misleading statements or material misrepresentations or omissions in violation of Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The plaintiff seeks injunctive relief, unspecified damages, a direction that SI Financial and the SI Financial board of directors disseminate a corrective amendment to the Proxy Statement/Prospectus, and an award of attorneys' fees and expenses.

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  However, the risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2018, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 5%, or 612,122 shares, of its common stock from time to time, depending on market conditions. The repurchase program will continue until it is completed or terminated by the Company's Board of Directors. The Company did not repurchase any shares of its equity securities for the three months ended March 31, 2019. As of March 31, 2019, 397,122 shares remain available for purchase under the program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1
Articles of Incorporation of SI Financial Group, Inc. (Incorporated herein by reference into this document from Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010)

3.2
Amended and Restated Bylaws of SI Financial Group, Inc. (Incorporated herein by reference into this document from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54241) filed with the Securities and Exchange Commission on August 23, 2017)

4
Specimen Stock Certificate of SI Financial Group, Inc. (Incorporated herein by reference into this document from Exhibit 4.0 to the Registration Statement on Form S-1 (File No. 333-169302), and any amendments thereto, filed with the Securities and Exchange Commission on September 10, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	18 U.S.C. Section 1350 Certifications
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statement of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

Date:	May 9, 2019	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date:	May 9, 2019	/s/ Lauren L. Murphy
Lauren L. Murphy
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)